Form 10-K405
period 1997-12-31
VISUAL NETWORKS INC
filed 1998-03-31
CIK 1000495

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

(MARK ONE)
         X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      -------     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                    OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      -------     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM __________ TO __________


                      COMMISSION FILE NUMBER: 0-23699

                            VISUAL NETWORKS, INC.
            (Exact Name of Registrant as Specified in Its charter)

               DELAWARE                               52-1837515
    (State or Other Jurisdiction of                 (IRS Employer
    Incorporation or Organization)               Identification No.)

           2092 GAITHER ROAD                            20850
          ROCKVILLE, MARYLAND                         (Zip Code)
(Address of Principal Executive Office)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (301) 296-2300

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                Name of Each Exchange
         Title of Each Class:                    on which Registered:
         --------------------                    --------------------
        COMMON STOCK, PAR VALUE                 NASDAQ NATIONAL MARKET
            $0.01 PER SHARE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     NONE

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes      No   x
                                                    ----    -----

      Documents incorporated by reference: Specified portions of the Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1998 Annual Meeting are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 1997.

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [x].

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25, 1998 was approximately $226,887,000.

      The number of shares outstanding of the Registrant's Common Stock, as of March 25, 1998 was 17,759,016 shares of Common Stock.

                              VISUAL NETWORKS, INC.
                                    FORM 10-K


                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----

                                                      PART I

Item 1.         Business.................................................................................6

                  Overview
                  Industry Background
                  Problems Managing Frame Relay, ATM and IP/Internet Services
                  The Visual Networks Solution
                  Visual Networks' Strategy
                  Visual UpTime System
                  Visual's Selling Strategy and Visual UpTime System Deployment Models
                  Customers
                  Sales, Marketing and Support
                  Research and Development
                  Competition
                  Manufacturing
                  Patents and Other Intellectual Property Rights
                  Employees

Item 2.         Properties................................................................................17

Item 3.         Legal Proceedings.........................................................................17

Item 4.         Submission of Matters to a Vote of Security Holders.......................................17



                                                      PART II

Item 5.         Market for the Company's Common Stock Equity and Related Stockholder Matters..............18

Item 6.         Selected Financial Data...................................................................19

Item 7.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations.....................................................................20

Item 7A.        Quantitative and Qualitative Disclosure
                about Market Risk.........................................................................32

Item 8.         Financial Statements and Supplementary Data...............................................32

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure................................................................................33




                                                     PART III

Item 10.        Directors and Executive Officers of the Company...........................................33

Item 11.        Executive Compensation....................................................................33

Item 12         Security Ownership of Certain Beneficial Owners and Management............................33

Item 13.        Certain Relationships and Related Transactions............................................33



                                                      PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................33


Exhibit Index ............................................................................................

Signatures................................................................................................

                          FORWARD-LOOKING STATEMENTS


      IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 1998. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

                                    PART I


ITEM 1.     BUSINESS.

OVERVIEW

      Visual Networks, Inc. ("Visual" or the "Company") designs, manufactures and sells wide-area-network ("WAN") service level management systems for statistically multiplexed technologies such as Frame Relay and IP/Internet. The Company's Visual UpTime system combines WAN access functionality with innovative software for performance monitoring, troubleshooting and network planning. Visual UpTime provides instrumentation for network performance measurement and analysis that allows WAN service providers ("providers") to achieve the service levels required by their customers ("subscribers") and to lower operating costs associated with statistically multiplexed services. The availability of performance monitoring and troubleshooting instrumentation also allows subscribers to verify the service levels being supplied by their WAN provider and monitor traffic traversing the WAN, a requirement for many subscribers wishing to use statistically multiplexed services to carry mission-critical data traffic. The Company believes Visual UpTime systems are deployed in configurations managing as few as 3 circuits and as many as 1,000 circuits. The system is currently designed to scale up to 3,000 circuits on a single managed network.

      The Company believes it is a worldwide leader in field deployment of WAN service level management systems. The Company introduced Visual UpTime in the summer of 1995 and has since shipped systems configured for deployment on over 17,000 WAN circuits in over 300 subscriber Frame Relay networks, including those of ABN-AMRO Bank, Cargill, Inc., Delta Air Lines, Inc., EDS Electronic Commerce Division ("EDS"), Federal Express Corporation ("FedEx"), Household International, Inc., Marriott International, Inc. ("Marriott"), Reynolds Matals, Inc. ("Reynolds") and Waste Management, Inc. For the year ended December 31, 1997, the Company had revenue of approximately $23.7 million.

      Vertical Systems Group ("Vertical Systems"), a leading independent WAN industry analyst, estimates that approximately 920,000 Frame Relay circuits will be installed worldwide over the next three years. To take advantage of this projected growth in the Frame Relay market, the Company has developed relationships with major Frame Relay service providers such as AT&T Corp. ("AT&T"), Sprint/United Management Company ("Sprint"), MCI Telecommunications Corp. ("MCI"), Ameritech Corp. ("Ameritech") and BellAtlantic Network Integration, Inc. ("BellAtlantic"). The percentage of revenue attributable to sales to providers, which either resell or lease the systems to subscribers, increased from approximately 30% in the first quarter of 1997, to approximately 52% in the fourth quarter of 1997, with Sprint and AT&T accounting for 31% and 7%, respectively, of revenue for the year ended December 31, 1997.

INDUSTRY BACKGROUND

WAN SERVICES MARKET

      The WAN services market has grown rapidly with the increase in computing and the associated data traffic volumes carried over WANs. WAN services are used to interconnect the computing facilities of geographically dispersed sites within an enterprise or to connect the computing facilities of one enterprise to another. The Company believes WAN data traffic volumes will continue to expand rapidly due to three key trends driving telecommunications markets worldwide:

           - Proliferation of distributed computing applications such as electronic mail, electronic transaction processing, enterprise resource planning and inter-enterprise information transfer based on Web technologies;

           - Deregulation of the telecommunications services industry, which has intensified competition and resulted in decreasing prices of WAN services; and

           - The continued deployment of high capacity fiber-optic networks and the emergence of high-bandwidth network access technologies that increase the ability to transfer large volumes of electronic information.

      Vertical Systems forecasts that WAN traffic on leased-line, Frame Relay and Asynchronous Transfer Mode ("ATM") services in the U.S. market will triple from 1996 to 2000, and projects the U.S. market for these services will exceed $13 billion in 1997 and grow to $19.5 billion in 2000. Vertical Systems estimates that the non-U.S. market for these services is expected to exceed $13 billion in 1997.

WAN NETWORK DEPLOYMENT

      A typical WAN deployment to support distributed computing environments includes various types of customer premise equipment ("CPE") owned by the subscriber, deployed at the subscriber's sites and interconnected by the WAN service. The points at which the subscriber CPE connects to the WAN service are known as service demarcations ("demarcs"). The subscribers are responsible for network performance on the subscriber side of the demarcs, while providers are responsible for network performance on the provider side of the demarcs.

      The equipment used for Frame Relay, ATM and IP/Internet services comprises both the access equipment located at the subscriber premises and the switches located at the provider's central office. Access equipment includes devices such as data service units/channel service units
("DSU/CSUs"), FRADs (frame relay access devices), frame relay cards for routers and ATM access multiplexers. Vertical Systems projects that the markets for this equipment will grow significantly in parallel with the projected growth in the underlying service markets. The market for Frame Relay, ATM and IP/Internet access equipment is projected to grow from $353 million in 1996 to $1.4 billion in 2000.

WAN NETWORK ARCHITECTURES

      WAN services are provided through two network architectures, time division multiplexing ("TDM") and statistical multiplexing. TDM services, such as leased-line and ISDN, rely on architectures which provide dedicated circuits between computing facilities and provide fixed bandwidth regardless of traffic flow. Unless information is continuously transmitted, the dedicated bandwidth is often idle, resulting in the inefficient use of expensive bandwidth. The use of dedicated bandwidth does, however, provide guaranteed throughput and fixed delay, ensuring high quality of service for all network traffic. Consequently, TDM services are suitable for the large installed base of mainframe computing environments running mission-critical, host-centric applications where the variability in traffic volume is low and the traffic volume is relatively predictable. By contrast, statistical multiplexing technologies and their derivative services, such as Frame Relay, ATM, IP/Internet, X.25 and Switched Multimegabit Data Services ("SMDS"), are based on the concept of shared bandwidth which is dynamically allocated in real time according to prevailing traffic patterns. As a result of this shared bandwidth, WANs based on these services can be up to 50% less expensive than WANs based on leased-line services for distributed computing applications. Because bandwidth in the WAN is shared among multiple subscribers, however, these services are generally characterized by "best efforts" throughput and variable delay, often resulting in lower quality of service more suitable for non-mission-critical distributed computing applications where the traffic is highly variable and unpredictable.

      WAN services are undergoing a significant shift from TDM architectures to statistically multiplexed architectures. Vertical Systems estimates that worldwide revenues for Frame Relay service, the most widely used service, will have grown at a compound annual growth rate of 117% between 1995 and 1997 and will grow at a compound annual growth rate of 41% through the year 2000. The worldwide number of installed Frame Relay circuits is projected to grow from approximately 580,000 in 1997 to more than 1.5 million in 2000. ATM services are less widely offered today but also are projected to experience rapid growth. Accordingly, the U.S. market for Frame Relay and ATM services is expected to shift from 12% of WAN bandwidth in 1996 to nearly 40% in 2000 (with the majority of growth attributed to Frame Relay services) while the U.S. market for leased-line services is expected to decrease from approximately 88% of WAN bandwidth to 60% from 1996 to 2000.

      The growth of statistically multiplexed services has resulted in increased focus by subscribers on WAN service levels, defined by parameters such as service availability, throughput and delay. Subscribers have historically been able to tolerate the lower reliability and quality of service of statistically multiplexed services because most of the distributed computing applications supported by these services, including E-mail and file transfer, were not mission-critical. Today, however, the importance of distributed computing applications is increasing as enterprises implement newer mission-critical applications for enterprise resource planning, transaction processing, work group collaboration, remote telecommuting, sales force automation and electronic order entry. Subscribers, therefore, are demanding that their providers offer, achieve and, increasingly, guarantee higher service levels.

      The proliferation of statistically multiplexed services has also resulted in increased administrative costs for subscribers as more network managers manage multiple networks consisting of leased-line services supporting mission-critical legacy applications and Frame Relay services supporting recently-deployed, distributed computing applications. The high cost of administering multiple networks coupled with the attractive pricing of Frame Relay services is driving the need for subscribers to consolidate their applications onto a single Frame Relay WAN. The migration of mainframe computing environments running mission-critical host-centric applications onto lower cost statistically multiplexed services has highlighted the need to provide higher service levels with such services. This migration and the proliferation of distributed computing applications have also generated subscriber demand for providers to offer multiple classes of service levels. Multiple service levels enable subscribers to deploy statistically multiplexed WANs that have service characteristics commensurate with the performance requirements of their differing computing applications, thereby optimizing price and performance. Subscriber demand for multiple, guaranteed and verified WAN service levels presents challenges to providers, which must be able to offer profitably these service levels.

      The WAN services segment of deregulated telecommunications markets is intensely competitive and price sensitive, and cost leadership tends to drive competitive strategies. Providers can only achieve cost leadership if they can realize economies of scale. They must also avoid a costly dependence on highly skilled personnel for service provisioning and maintenance, a dependence that has historically existed for statistically multiplexed services. Therefore, providers face the challenge of increasing the manageability of statistically multiplexed services while simultaneously developing service deployment and operational models that can satisfy rapid growth requirements and achieve economies of scale.

PROBLEMS MANAGING FRAME RELAY, ATM AND IP/INTERNET SERVICES

      In leased-line environments, the performance, quality and maintainability of the service are independent of the volume and type of traffic running over the service. Accordingly, the diagnostic and measurement capabilities required to sufficiently maintain these services are fairly simplistic and are focused largely on physical transmission characteristics such as bit error rates or line coding violations. These capabilities are widely available within the providers' facilities and work in conjunction with simple DSU/CSUs deployed by the subscribers. By contrast, the performance, quality and maintainability of statistically multiplexed services are highly dependent on the volume and type of traffic running over the service. This extensive interplay between the subscriber application traffic and the provider service dictates the need for sophisticated diagnostic and measurement capabilities which not only analyze physical transmission characteristics but can also analyze the traffic itself. Historically, this level of measurement and analysis capability has generally required the use of expensive portable protocol analyzers, and therefore has not been cost effective to deploy on a continuous basis at the demarc. This inability to measure service performance and quality has created difficulties for both subscribers and providers including the following:

      SUSPECT SERVICE LEVELS INHIBIT SUBSCRIBER ACCEPTANCE OF SERVICE. Subscribers generally view statistically multiplexed services as offering deficient service levels and are therefore reluctant to run mission-critical applications across statistically multiplexed WANs. As the demand for higher service levels and multiple service levels has increased, subscribers and providers need a mechanism to measure, verify and improve service levels at the demarc.

      OPERATIONAL COST MODELS ARE NOT SCALEABLE. The inability to cost-effectively measure performance at the demarc, and thereby demonstrate to subscribers the WAN service level being provided, results in providers requiring many highly skilled personnel to provision and operate statistically multiplexed services. This cost is exacerbated by the gap between the demand for and supply of such personnel. The implication of this model is that operating costs are driven up and providers' WAN service businesses are not scaleable to the levels required to generate the economies of scale necessary for cost leadership. The specific areas of concern are:

           - INEFFICIENT SERVICE PROVISIONING. It is difficult for the provider to ascertain if the WAN service is properly deployed until the subscriber's network has been connected to the service and the subscriber's applications are operational. This often results in multiple dispatches of personnel to the subscriber site and extensive interaction with the subscriber for its equipment and applications to be configured properly for the WAN service. At the same time, the provider is typically restricted from billing the subscriber for the service until the subscriber's applications are working properly over the WAN service.

           - EXTENSIVE TROUBLESHOOTING AND HIGH MAINTENANCE. When the subscriber applications experience degraded performance, subscribers generally assume there is a problem with the WAN service supplied by the provider. It can often take days, weeks or even months to diagnose the causes of degraded performance and require highly skilled personnel with sophisticated instrumentation and diagnostic tools. Although these degraded performance conditions are frequently caused by faulty or misconfigured subscriber equipment or applications, the provider is forced to expend significant time and effort without reimbursement to help the subscriber diagnose the problem.

           - INACCURATE NETWORK ENGINEERING AND PLANNING. The shared bandwidth nature of these WAN services coupled with subscriber demand for many classes of service levels increases the importance of accurate network planning and design to ensure that the network architecture is optimized for performance and cost. If the network is engineered with excess capacity, it may improve the performance of subscriber applications, but it will tend to negate the inherent bandwidth efficiencies of statistically multiplexed technologies. By contrast, if the network is designed with inadequate capacity, performance will suffer. Successful network engineering and planning is dependent on accurate historical usage information which, because of the inability of traditional equipment to measure traffic at the demarc, is difficult to ascertain for these services.

      The Company believes that the potential subscriber demand for statistically multiplexed services has been constrained by the inability to manage and verify service levels. Additionally, the Company believes that it will be difficult for providers to meet the increasing demand for statistically multiplexed services without systems for managing service levels because the labor-intensity of provisioning and maintaining the service inhibits the providers' ability to scale these WAN services profitably. As the providers' focus shifts to profitability, the growth in Frame Relay, ATM and IP/Internet services will depend, in part, on the ability of providers to implement systems that can manage service levels, lower operational costs and increase scaleability.

THE VISUAL NETWORKS SOLUTION

      The Company's Visual UpTime offering is a leading Frame Relay and IP/Internet WAN service level management system that combines WAN access functionality with planning, monitoring and troubleshooting capabilities and enables the implementation of required service levels while simultaneously decreasing the costs and complexity of achieving such levels. Visual UpTime deploys instrumentation for measurement and analysis at the demarc and provides innovative software applications that address the historical problems of managing service levels.

      INCREASED CONFIDENCE IN SERVICE LEVELS. By instrumenting the demarc, Visual UpTime enables providers and subscribers to accurately measure, report on and improve service levels. These abilities serve to clarify the relationship between subscriber and provider, resulting in increased subscriber confidence in running critical computing applications on statistically multiplexed services.

      INCREASED SCALEABILITY AND LOWER COSTS OF PROVIDERS' OPERATIONAL MODEL. Visual UpTime can reduce the labor-intensive nature of deploying statistically multiplexed services, decreasing providers' costs and increasing their ability to generate revenues:

           - RAPID AND COST-EFFECTIVE SERVICE PROVISIONING. Visual UpTime allows the provider to verify that its service is properly provisioned without waiting for the subscriber network or applications to be connected and configured. This tends to reduce customer support costs during initiation of service. Additionally, it positions the provider to begin billing for the service earlier than was previously possible.

           - REDUCED NEED FOR TROUBLESHOOTING. Visual UpTime reduces the need for providers to perform troubleshooting by continuously monitoring the service performance at the demarc and proactively alerting the provider and subscriber to anomalous performance characteristics. Such early warnings allow the network operator to take corrective action before the performance of any computing application on the network is impaired. Furthermore, since many of the anomalous characteristics are subscriber-related, the subscriber is more likely to take corrective action without involving the provider. The net result of this early warning system is that fewer maintenance personnel are required to solve fewer problems, thereby increasing provider efficiency and subscriber satisfaction.

           - MORE RAPID BUT LESS COSTLY TROUBLESHOOTING. Because Visual UpTime provides information which enables isolation of problems between provider network and subscriber equipment and applications, the provider can more quickly diagnose the cause of faulty or degraded performance. With Visual UpTime, many problems that would otherwise last for days and require on-site visits of highly skilled personnel can be diagnosed remotely within minutes. Because Visual UpTime is architected to allow both the provider and the subscriber to access the same reports and analyses simultaneously, more problem conditions can be resolved collaboratively.

           - MORE ACCURATE NETWORK ENGINEERING AND PLANNING. Visual UpTime continuously provides an accurate and detailed view of historical WAN service usage patterns along with automated guidance regarding the need to change circuit capacities. This allows subscribers and providers to implement a network design optimized for cost and performance.

VISUAL NETWORKS' STRATEGY

      The Company's strategy is to maintain and build upon its market leadership in the deployment of WAN service level management systems for statistically multiplexed WAN services. Key elements of the Company's strategy include:

      EMBED SERVICE LEVEL MANAGEMENT FUNCTIONALITY INTO NETWORK
INFRASTRUCTURE. Visual UpTime provides an innovative integration of service level management functionality with WAN access equipment. The Company believes that this integration substantially enhances the cost effectiveness of deploying Visual UpTime.

      DEPLOY VISUAL UPTIME AS PART OF PROVIDER NETWORKS. The Company believes providers will become the predominant vehicle for the deployment of service level management systems such as Visual UpTime. Although these systems can be deployed by either providers or subscribers, the Company believes the maximum benefit is achieved when the systems are deployed by the providers and access to performance data is provided by the providers to their subscribers. In this deployment model, providers can employ collaborative fault and performance management techniques that lead to greater network quality. More importantly, the Company believes the benefits of lower provisioning and maintenance costs may be most effectively captured if the system is deployed by the provider.

      EXTEND TECHNOLOGY LEADERSHIP. The Company believes a combination of technological competencies have been crucial to its success. These competencies include network analysis technology and its application to the effective operation of WANs, the integration of network analysis with WAN access technology, and collaborative subscriber/provider system architectures. Since introducing Visual UpTime in mid-1995, the Company has continued to invest in its core competencies by focusing on feature development, architectural enhancements and cost reductions. The Company intends to continue to invest in the development of Visual UpTime, with particular emphasis on features and architectural improvements designed to accommodate large scale deployment by providers. This includes leveraging its current Frame Relay and IP/Internet technologies to address emerging opportunities such as ATM and virtual private networks ("VPN") over the Internet.

      ACHIEVE COST LEADERSHIP. The Company believes its sales levels represent a volume advantage over any other systems being used to manage statistically multiplexed WAN services. The Company intends to leverage this volume advantage with cost reduction to continue to provide the lowest cost WAN service level management system.

      EXPAND SALES AND SUPPORT FUNCTIONS GLOBALLY. Although over 70% of the worldwide circuits for Frame Relay and ATM are deployed in the U.S., many of the Company's largest provider and subscriber customers are multinational corporations. The Company intends to develop a presence outside of the U.S. with particular focus on the providers which have the largest share of the worldwide markets for Frame Relay, ATM and IP/Internet services.

      LEVERAGE OUTSOURCED MANUFACTURING MODEL. The Company believes scaleable and flexible manufacturing will be critical to its growth. The Company believes it can best meet these requirements by outsourcing the majority of its manufacturing, allowing the Company to focus on its core competencies in product development and sales and marketing.

VISUAL UPTIME System

      Visual UpTime is a service level management system consisting of analysis service elements ("ASEs"), performance archive managers ("PAMs") and platform applicable clients ("PACs") that perform data collection, data interpretation and presentation, respectively. By intelligently monitoring network-wide performance, Visual UpTime enables users to track and solve service level problems either on the subscriber or provider side of the demarc.

COMPONENTS

      ASE. The ASE is a combination of embedded proprietary software and hardware that performs detailed analysis of network performance at the demarc. Most versions of the ASE provide the functionality of WAN access equipment, such as a DSU/CSU. Visual UpTime ASEs use sophisticated proprietary software in conjunction with networking-specific microprocessors and integrated circuits to perform detailed analysis of every bit, frame and packet traversing the demarc. The ASEs generally store the analysis results locally in memory and wait for the PAM to request the results. When the ASE detects an anomalous condition, it sends an unsolicited alert to the PAM so that network operators can take prompt action. The analysis results are organized in accordance with the structure of standard management information bases ("MIBs") as defined by the Internet Engineering Task Force ("IETF"). These MIBs are compatible with simple network management protocol ("SNMP") and include relevant parts of industry standard MIBs such as MIB I, MIB II and the remote monitoring ("RMON") MIB. Additionally, the ASEs include proprietary MIB extensions that provide added value for WAN service level management. Depending on customer requirements, the Company's core ASE technology can be deployed in a number of configurations based on physical circuit speed, number of virtual circuits supported, type of access functionality and subscriber local area network environment.

      PAM. The PAM is the system database and request broker between the PACs and either the database or ASEs. The PAM runs the Company's proprietary software on Microsoft's WindowsNT Server and SQL Server database. The PAM communicates with the PACs using a proprietary application programming interface ("API"). The PAM communicates with the ASEs using either SNMP or trivial file transfer protocol ("TFTP"). Unlike traditional SNMP management architectures which depend on continuous polling between the manager (PAM) and agents (ASEs), a bandwidth consuming process, Visual UpTime distributes most of the processing burden to the ASE, allowing the PAM-ASE data sharing to take place less frequently, typically once a day. This feature is critical in WAN environments where costly bandwidth makes continuous management polling impractical.

      PAC. The PAC is Visual UpTime's client software for packaging and presenting information stored in the PAM and ASE. Multiple PACs may access a single PAM or ASE. Current versions of the PAC run on Windows95, WindowsNT and major versions of UNIX.

         The PAC includes three integrated toolsets:

         PERFORMANCE MONITORING. This toolset is an early warning system, alerting operators to impending service degradation, that allows corrective action to be taken before the subscriber's application performance degrades. This toolset displays network performance related events and alarms. The performance monitoring toolset is tightly linked to the troubleshooting toolset, allowing an operator to evaluate quickly and precisely the conditions which caused the event or alarm.

         TROUBLESHOOTING. This toolset enables an operator to rapidly perform detailed diagnostics to identify the cause of service level problems. This toolset displays real-time and historical network performance statistics. The troubleshooting toolset includes a protocol capture and analysis capability used by network operators to isolate problems arising from the interplay between a subscriber's CPE or applications and the WAN service.

         PLANNING AND REPORTING. This toolset is a report generation tool that creates a wide variety of reports from the network performance data stored in the PAM. This toolset is used primarily for capacity planning and network engineering, management of service level agreements between provider and subscriber and executive reporting from the network operations staff to senior management personnel. The planning and reporting toolset is accessible through a PAC or a Web-browser.

      The Visual UpTime components are sold as a complete system which requires at least one PAC/PAM per deployment along with one ASE deployed at the demarc of each circuit on which service level management is required. The system architecture currently scales to support up to approximately 3,000 managed circuits per PAM. The Company believes the system is currently deployed in configurations managing as few as 3 circuits and as many as 1,000 circuits. System pricing varies by size of deployment and relative mix between circuit speeds. For the year ended December 31, 1997, the Company's average selling price per system approximated $1,500 for each circuit on which the system was deployed. The Company expects its average selling price to decrease significantly as its sales to providers increase.

VISUAL'S SELLING STRATEGY AND VISUAL UPTIME SYSTEM DEPLOYMENT MODELS

      The Company has deployed a long-term, multi-stage selling strategy. Initially, the Company sold Visual UpTime to subscribers, with the objective of creating demand among subscribers for higher service levels for statistically multiplexed WAN services and stimulating demand among providers for the infrastructure necessary to provide and maintain such service levels. In 1995 and 1996, the majority of the Company's sales were made to subscribers directly or through value-added resellers. At the same time, the Company commenced marketing Visual UpTime to providers for resale or lease as value-added CPE in conjunction with their service offerings. In furtherance of this stage of the Company's selling strategy, the Company has executed reseller agreements with Sprint and MCI. The portion of the Company's revenue derived from these and other provider relationships has grown from approximately 30% for the three months ended March 31, 1997, to approximately 52% for the three months ended December 31, 1997.

      Substantially all Visual UpTime systems sold to date have been deployed by subscribers and are configured so that only the subscriber has access to the WAN service performance data collected and presented by the system ("subscriber deployment model"). The Company recently has focused on demonstrating to providers the incremental value of provisioning and operating cost savings arising from wide scale deployment by the provider. The Company's selling strategy contemplates an evolution of the deployment model so that sales of Visual UpTime systems will be made directly to providers and the providers will deploy the systems as a part of their network infrastructure ("provider deployment model").

SUBSCRIBER DEPLOYMENT MODEL

      In the subscriber deployment model, a subscriber deploys an ASE instead of conventional WAN access equipment on each circuit to be managed, thus providing instrumentation on every circuit. The PAM is deployed at the subscriber's network operations center. PACs are deployed wherever there are subscriber network operators who need to access the system.

PROVIDER DEPLOYMENT MODEL

      In the provider deployment model, the WAN access equipment is similarly replaced by an ASE. The ASE is then owned by the provider and represents a critical element of the provider's network infrastructure, thereby extending the WAN service demarc to include the functionality of the WAN access equipment. By extending WAN service level management capabilities to the subscriber's site, the providers will be in a position to offer a new class of "intelligent" service levels, which can effectively increase revenue, increase quality of service levels and decrease cost at the same time. The provider can scale the service by adding additional ASEs. In the provider deployment model, the PAM is deployed within the provider's network operations center and one PAM typically supports multiple subscribers, yielding significant economies of scale for the provider. PACs are deployed at the provider network operations center and at the subscriber network operations centers, enabling simultaneous access for providers and subscribers to the information generated by Visual UpTime.

CUSTOMERS

      Visual UpTime has been shipped to more than 300 subscribers. Subscriber deployments represent the majority of deployments to date. The following subscribers each have generated, either directly or through resellers, cumulative revenue of more than $250,000:

            ABN-AMRO Bank                        Federal Express Corporation
            Cargill, Inc.                        Household International, Inc.
            Columbia Gas System Inc.             Marriott International, Inc.
            Delta Air Lines, Inc.                Waste Management, Inc.
            EDS Electronic Commerce
            Division

      The Company is dependent on a small number of customers for a substantial portion of its revenue. For the year ended December 31, 1996, sales of products or services to HP and Sprint accounted for 13% and 10%, respectively, of the Company's revenue. For the year ended December 31, 1997, sales of products or services to Sprint, FedEx and AT&T accounted for 31%, 11% and 7%, respectively, of the Company's revenue, substantially all of which was attributable to sales to subscribers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Dependence on Major Customers".

      During the second half of 1996 and during 1997, the Company developed business relationships with a number of providers, including AT&T, MCI, Sprint, BellAtlantic and Ameritech. These providers supply approximately 50% of worldwide Frame Relay and ATM services. While these relationships are at different levels of business maturity, the portion of the Company's revenue derived from these relationships has grown from approximately 30% in the three months ended March 31, 1997, to approximately 52% in the three months ended December 31, 1997. The Company expects to expend substantial additional effort to evolve these business partners to the provider deployment model.

AT&T RELATIONSHIP

      In December 1997, the Company entered into a non-exclusive procurement agreement with AT&T. The agreement is for an initial term of three years and automatically renews until terminated by either party upon 30 days' notice. Prices and discounts for all equipment purchased by AT&T are fixed for the term, except in certain limited circumstances. The equipment carries a five-year warranty. If the Company offers more favorable prices and terms to any other customer during the term of the agreement, the Company will amend the agreement to provide AT&T with the same or comparable overall terms. The agreement does not obligate AT&T to make any minimum purchases from the Company. The Company also provides certain support services to AT&T.

MCI RELATIONSHIP

      In August 1997, the Company entered into a non-exclusive three-year reseller agreement with MCI, which automatically renews for successive one-year terms unless terminated by either party at least 60 days prior to expiration. Prices and discounts for all equipment purchased by MCI are fixed for the term. The equipment carries a five year warranty. If the Company offers more favorable prices to any other customer for the same quantity of products purchased over a similar period of time, the prices charged to MCI will be adjusted to the more favorable price. The reseller agreement does not obligate MCI to make any minimum purchases from the Company. The Company also provides certain support services to MCI.

SPRINT RELATIONSHIP

      In August 1996, the Company entered into a non-exclusive three-year reseller agreement with Sprint. Prices for all equipment purchased by Sprint are fixed for the term, unless Sprint does not purchase a certain minimum amount of equipment and services, in which event prices for equipment and services are subject to increase. The equipment carries a five year warranty. If the Company offers more favorable prices and terms to any other customer during the term of the agreement, such terms and prices will be applicable to Sprint's orders. The reseller agreement does not obligate Sprint to make any minimum purchases from the Company. The Company also provides certain escrow rights and support services to Sprint.

SALES, MARKETING AND SUPPORT

      The Company's sales, marketing and support operations vary according to the type of deployment model being targeted:

SUBSCRIBER DEPLOYMENT

      The Company has targeted subscriber deployment opportunities through a combination of direct sales, sales through value-added resellers and integrators and sales through providers acting in the capacity of resellers. The Company provides pre-sale technical support to each of its channels. The development of relationships with the various channels varies from 2 to 12 months for value added resellers and integrators and from 12 to 24 months in the case of providers. The sales cycle for subscriber deployment when handled directly or through resellers is typically 4 to 6 months, and, for this reason, significantly all sales to date have been subscriber deployments.

PROVIDER DEPLOYMENT

      The Company targets provider deployment opportunities on an account by account basis in descending order of their Frame Relay and ATM market shares. According to Vertical Systems, AT&T, Sprint and MCI together control more than 55% of the U.S. market and 40% of the worldwide market for Frame Relay and ATM services. Because of current levels of competition for WAN services, the Company believes its most significant opportunities for Visual UpTime are with U.S.-based long distance providers. The Company believes its relationships with AT&T, Sprint and MCI will influence other providers to adopt Visual UpTime .

      The provider deployment model involves a complex sale with very large companies. The sales cycle begins with the presentation of Visual UpTime's value proposition to multiple departments within a provider organization followed by a lengthy evaluation process. The Company then works with the provider to develop a service definition and business plan for the integration of Visual UpTime into the provider's existing services.

      The Company has sales and technical support teams assigned to each account. In addition, the Company's senior management team devotes significant time furthering the business relationships with these providers and the Company invests significant marketing resources to stimulate sales to these providers. The Company expects to increase its sales, marketing and support efforts addressed to these providers and extend those efforts to international and IP/Internet providers.

      As of December 31, 1997, the Company employed 46 persons in sales, marketing and technical support. The Company's expenditures on sales, marketing and support were approximately $0.7 million, $6.4 million and $9.7 million for the years ended December 31, 1995, 1996 and 1997, respectively.

RESEARCH AND DEVELOPMENT

      The Company has developed core competencies in network analysis technology and its application to the effective operation of WANs, the integration of network analysis with WAN access technology and collaborative subscriber/provider system architectures.

      The Company has made significant investments in Visual UpTime architecture and feature development. The Company's success will depend to a substantial degree on its ability to bring to market in a timely fashion new products and enhancements to Visual UpTime that meet changing market requirements. The Company expects to employ a combined strategy of developing products internally and acquiring products and technology to meet evolving market requirements. The Company is focused on the further enhancement and refinement of Visual UpTime, including the development of the architectural scaleability that will be required for wide scale implementation through the provider deployment model. The Company has begun to extend Visual UpTime from Frame Relay networks and IP over Frame Relay networks to ATM networks and VPNs over the Internet. Additionally, the Company expects to invest in system refinements which increase the economic benefit of deployments outside North America.

      As of December 31, 1997, there were 43 persons working in the Company's research and development area, 7 of whom focus on ATM. The Company's research and development expenditures were approximately $1.0 million, $3.0 million and $4.3 million for the years ended December 31, 1995, 1996 and 1997, respectively.

COMPETITION

      The markets for telecommunications equipment and software are intensely competitive. Visual UpTime integrates key functionality traditionally found in three distinct market segments: the WAN access equipment market; the network test and analysis market; and the market for telecommunications operational support systems ("OSS"). The Company believes that Visual UpTime is the only system which integrates functional attributes from these three market segments to cost-effectively provide WAN service level management. Because of the size and growth opportunity associated with the WAN service level management market, the Company expects to encounter increased competition from current and potential participants in each of these segments.

WAN ACCESS EQUIPMENT

      The WAN access equipment market is highly fragmented. This market includes DSU/CSUs, low to mid-range time division multiplexers, Frame Relay access devices and ATM access products. Leading vendors in this segment include ADC Telecommunications, Inc. ("ADC"), Paradyne Corporation ("Paradyne"), Adtran, Inc. ("Adtran"), Sync Research, Inc. ("Sync") and Digital Link Corp. ("Digital Link"). The Company expects that, in some cases, these companies may partner with companies offering network test and analysis products in order to compete in the WAN service level management market. The Company is aware of such arrangements between Digital Link and NetScout Systems, Inc. ("NetScout") and Paradyne and NetScout. Furthermore, internetworking providers, such as Cisco Systems, Inc., may integrate WAN access functionality with routers, which may adversely affect Visual UpTime's cost justification.

NETWORK TEST AND ANALYSIS

An essential element of a WAN service level management system is technology and expertise associated with network test and analysis. Products in this market include portable and distributed protocol analyzers and transmission test instruments. The major vendors in this market segment are Network Associates, Inc. ("Network Associates"), Hewlett-Packard Company ("HP") Telecommunications Techniques Corp. and NetScout.

TELECOMMUNICATIONS OPERATIONAL SUPPORT SYSTEMS ("OSS")

      OSSs encompass all of the systems related to service deployment including provisioning systems, billing systems, trouble-ticketing systems, and fault and performance management systems. Historically, OSS's have been developed by the in-house staffs of the providers and have sometimes been a source of competitive advantage to providers. Visual UpTime provides a significant portion of the functionality that might otherwise be found in a fault and performance management system for statistically multiplexed WAN services. Therefore, in some cases, a provider may consider in-house development as an alternative to deployment of Visual UpTime.

      The Company intends to compete by offering superior features, performance, reliability and flexibility at competitive prices. The Company also intends to compete on the strength of its relationships with providers. As competition in the WAN service level management market increases, the Company believes that the industry may be characterized by intense price competition similar to that present in the broader networking market. In response to competitive trends, the Company expects that it will continue to reduce the cost of its systems to seek ways to improve upon Visual UpTime's price-to-performance ratio. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which would have a material adverse effect on the Company's business, financial condition and results of operations.

MANUFACTURING

      The Company currently uses a combination of subcontracting and internal manufacturing, but anticipates moving to a predominately outsourced manufacturing model in order to achieve significant scaleability. In connection with its outsourcing strategy and increased volumes, the Company is seeking to secure additional sources of supply, including additional contract manufacturers. The Company has not experienced any significant delays or material unanticipated costs resulting from the use of subcontractors; however, such a strategy involves certain risks, including the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. Although the Company attempts to maintain appropriate back-up suppliers, in the event that any significant subcontractor were to become unable or unwilling to continue to manufacture and/or test the Company's products in required volumes, the Company would have to identify and qualify acceptable replacements. This qualification process could be lengthy and no assurance could be given that any additional sources would become available to the Company on a timely basis. A delay or reduction in component shipments, or a delay or increase in costs in the assembly and testing of products by third party subcontractors, could materially and adversely affect the Company's business, financial condition and results of operations.

      Although the Company generally uses standard parts and components for its products, several key components are currently purchased only from sole, single or limited sources. Any interruption in the supply of these components, or the inability of the Company or its subcontractors to procure these components from alternate sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, financial condition and results of operations.

        The Company is ISO 9001 certified which it believes will be a further competitive strength.

PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

      The Company presently has one issued patent on the "Measurement of Round Trip Delay", which expires in April 2015. It also has one patent pending and one provisional patent application. No assurance can be given that competitors will not successfully challenge the validity or scope of the Company's patents or that such patents will provide a competitive advantage to the Company. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees and business partners and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's products is difficult. Effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the Company's protection of its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual rights of the Company.

      The Company expects that software and communications product developers will increasingly be subject to claims of infringement of patents as the number of products and competitors in the Company's industry segment grows and the functionality of products in the industry segment overlaps. The Company is not aware that any of its products infringe the property rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future products. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on the Company's business, financial condition and results of operations. Such claims might require the Company to enter into license or royalty agreements. Such license or royalty agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

      As of December 31, 1997, the Company had 120 full-time employees, including 43 in product development, 35 in sales, 7 in marketing, 10 in manufacturing, 4 in customer service and 21 in finance, centralized services and administration.

      The Company's future success will depend in significant part on the continued service of its key technical, sales and senior management personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key managerial, sales and technical employees, or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.     PROPERTIES

      The Company's principal administrative, sales and marketing, research and development and customer support facility is located in approximately 23,000 square feet of office space in Rockville, Maryland which the Company has leased through November 2000. The Company is obligated to lease an additional 13,000 square feet at this location at the earlier of November 1999 or the departure of the current tenant. While the Company believes that its facilities are adequate for its immediate needs, it may need additional space in late 1998.

ITEM 3.     LEGAL PROCEEDINGS

      The Company is involved in legal proceedings from time to time in the ordinary course of its business. Management believes that none of these legal proceedings will have a materially adverse effect on the Company's business, financial condition or results of operations.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                   PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Common Stock of Visual is traded on the Nasdaq National Market under the symbol "VNWK." Prior to February 6, 1998, there was no established public trading market for any of the Company's securities.

      The following table sets forth, for the periods indicated, the range of high and low closing sales price for the Common Stock as reported on the Nasdaq National Market.

Fiscal 1998                                               High           Low
                                                          ----           ---
  First Quarter (from February 6, 1998                   $25.875        $16.813
    through March 27, 1998)

      On March 27, 1998, the last reported sale price of the Common Stock was $25.5625 per share. As of March 25, 1998, the Company had approximately 110 shareholders.

      The Company has never paid or declared any cash dividends on its Common Stock. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate declaring or paying cash dividends on its Common Stock in the foreseeable future. In addition, the Company's credit facility with Silicon Valley Bank prohibits the Company from paying cash dividends without the Bank's consent. See Note 2 of Notes to Financial Statements.

ITEM 6.     SELECTED FINANCIAL DATA

      The selected financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, notes thereto and other financial information included elsewhere in this Form 10-K. The selected financial data as of and for the years ended December 31, 1995, 1996 and 1997, are derived from financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants. The selected financial data for the period from inception to December 31, 1993 and for the year ended December 31, 1994 are derived from audited financial statements not included in this Form 10-K.

                                                           FOR THE PERIOD

                                                                FROM

                                                             INCEPTION

                                                         (AUGUST 12, 1993)            YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------------------
                                                              THROUGH

                                                         DECEMBER 31, 1993      1994         1995         1996         1997
                                                         -----------------      ----         ----         ----         ----
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
   STATEMENT OF OPERATIONS DATA:
   Revenue                                               $       --          $        --         $250       $6,335      $23,651
   Cost of goods sold                                            --                   --           44        2,550        7,616
                                                         ----------          -----------  -----------   ----------     --------
     Gross profit                                                --                   --          206        3,785       16,035
                                                         ----------          -----------  -----------   ----------     --------
   Operating expenses:
     Research and development                                    --                  163          994        2,988        4,253
     Sales and marketing                                         --                   --          700        6,386        9,696
     General and administrative                                  (5)                  59          343        1,469        2,286
                                                         ----------          -----------  -----------   ----------     --------
       Total operating expenses                                  (5)                 222        2,037       10,843       16,235
                                                         ----------          -----------  -----------   ----------     --------
   Loss from operations                                          (5)                (222)      (1,831)      (7,058)        (200)
   Interest income, net                                          --                   --           40           75           48
   Net loss                                              $       (5)               $(222)     $(1,791)     $(6,983)       $(152)
   Dividends and accretion on preferred stock                    --                   --         (250)      (1,012)      (1,457)
                                                         ----------          -----------  -----------   ----------     --------
   Net loss attributable to common stockholders                  (5)                (222)      (2,041)      (7,995)      (1,609)
                                                         ==========          ===========  ===========   ==========     ========
   Basic and diluted net loss per share                       $0.00               $(0.08)      $(0.73)      $(2.86)      $(0.56
                                                         ==========          ===========  ===========   ==========     ========
   Basic and diluted weighted average common
     shares outstanding                                       2,800                2,800        2,800        2,800        2,884
                                                         ==========          ===========  ===========   ==========     ========

   Pro forma basic and diluted net loss per
     common share (1)                                                                                                    $(0.01)
                                                                                                                         ======
   Pro forma weighted average common shares
     outstanding (1)                                                                                                     13,489
                                                                                                                         ======


                                                                                  DECEMBER 31,
                                                                                  ------------
                                                              1993         1994        1995        1996        1997
                                                              ----         ----        ----        ----        ----
                                                                                 (IN THOUSANDS)
                      BALANCE SHEET DATA:
                      Cash and cash equivalents               $      1      $1,137        $993      $3,404      $8,693
                      Working capital                               --       1,063       1,151       2,494       2,037
                      Total assets                                   1       1,167       1,728       7,249      16,366
                      Long-term debt, net of current portion         6          --          81          28         256
                      Redeemable convertible preferred stock        --       1,170       3,385      13,398      14,855
                      Stockholders' equity (deficit)                (5)        (83)     (2,124)    (10,119)    (11,567)

     ----------

(1) For an explanation of the determination of the number of shares used in computing pro forma per share amounts, see Note 1 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's financial statements, the related notes thereto, and other financial information included elsewhere in this Form 10-K.

OVERVIEW

      The Company was incorporated in Maryland in August 1993 as Avail Networks, Inc. and reincorporated in Delaware in December 1994 as Visual Networks, Inc. From incorporation through December 1994, the Company's principal objective was to secure sufficient equity financing to enable the Company to accelerate product development efforts. The Company secured its initial round of equity financing in December 1994.

      During 1995 and 1996, the Company devoted substantial resources to developing Visual UpTime for Frame Relay deployment and to developing sales and marketing functions and general and administrative infrastructure. Visual UpTime was first shipped in mid-1995. The Company began generating significant revenue from sales of Visual UpTime during 1996.

      During 1995 and 1996, most of the Company's sales were to subscribers. In August 1996, the Company entered into a master reseller agreement with Sprint, resulting in the Company's products shipping through Sprint to subscribers. During 1997, the Company began expanding its sales force and distribution capabilities in order to sell Visual UpTime directly to providers for deployment of the system as part of their network infrastructure.

      The Company realizes revenue from sales of hardware, from the licensing of related software and from maintenance contracts. The Company generally recognizes revenue upon shipment or delivery of the product and passage of title to the customer. Where the agreements provide for evaluation or customer acceptance, the Company recognizes revenue upon the completion of the evaluation process and acceptance of the product by the customer. Maintenance contracts call for the Company to provide technical support and software updates to customers. The Company recognizes maintenance revenue, including maintenance revenue that is bundled with product sales, ratably over the contract period, which currently ranges from one to three years.

      The Company currently contracts with third parties for board assembly and has a manufacturing operation that performs final assembly, testing and shipping of its product at its facility in Rockville, Maryland. The Company anticipates maintaining a portion of its internal manufacturing function for the foreseeable future, but is exploring opportunities with contract manufacturers to have its products assembled, tested and shipped at a third-party location.

RESULTS OF OPERATIONS

      The following table presents for the periods indicated certain statement of operations data as a percentage of the Company's revenue:


                                                                        YEAR ENDED
                                                                        DECEMBER 31,
                                                              -----------------------------------
                                                               1995          1996          1997
                                                              -------       -------       -------
           STATEMENT OF OPERATIONS DATA:
           Revenue..........................................    100.0%        100.0%        100.0%
           Cost of goods sold...............................     17.6          40.3          32.2
                                                               ------        ------        ------
             Gross profit...................................     82.4          59.7          67.8
                                                               ------        ------        ------

           Operating expenses:
             Research and development.......................    397.6          47.1          18.0
             Sales and marketing............................    280.0         100.8          41.0
             General and administrative.....................    137.2          23.2           9.6
                                                               ------        ------        ------
               Total operating expenses.....................    814.8         171.1          68.6
                                                               ------        ------        ------
           Loss from operations.............................   (732.4)       (111.4)         (0.8)
           Interest income, net.............................     16.0           1.2           0.2
                                                               ------        ------        ------
           Net loss.........................................   (716.4)%      (110.2)%        (0.6)%
                                                               ======        ======        ======


   YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

   REVENUE. The Company recognized $6.3 million in revenue for the year ended December 31, 1996, as compared to $0.3 million for the year ended December 31, 1995, an increase of $6.0 million. The increase was due primarily to the initial acceptance of Visual UpTime by subscribers.

   GROSS PROFIT. Cost of goods sold consists of component costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees and overhead expenses related to manufacturing operations. Gross profit was $3.8 million for the year ended December 31, 1996, as compared to $0.2 million for the year ended December 31, 1995, an increase of $3.6 million. Gross margin was 59.7% for the year ended December 31, 1996.

   RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists of compensation for research and development staff, depreciation of test and development equipment, certain software development costs and costs of prototype materials. The Company expenses research and development costs as incurred. Research and development expense was $3.0 million for the year ended December 31, 1996, as compared to $1.0 million for the year ended December 31, 1995, an increase of $2.0 million. The increase in research and development expense was due primarily to increased staffing levels and, to a lesser extent, purchases of materials used in the development of new or enhanced products. Research and development expense was 47.1% of revenue for the year ended December 31, 1996.

   SALES AND MARKETING EXPENSE. Sales and marketing expense consists of compensation for the sales and marketing staff, commissions, pre-sales support, travel and entertainment expense, trade shows and other marketing programs. Sales and marketing expense was $6.4 million for the year ended December 31, 1996, as compared to $0.7 million for the year ended December 31, 1995, an increase of $5.7 million. The increase in sales and marketing expense was due primarily to increased staffing levels. Sales and marketing expense was 100.8% of revenue for the year ended December 31, 1996.

   GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists of finance, administration and general management activities. General and administrative expense was $1.5 million for the year ended December 31, 1996, as compared to $0.3 million for the year ended December 31, 1995, an increase of $1.2 million. The increase in general and administrative expense was due primarily to increased staffing levels and the development of infrastructure to support the anticipated revenue growth. General and administrative expense was 23.2% of revenue for the year ended December 31, 1996.

   OPERATING LOSS. The Company's operating loss was $7.1 million for the year ended December 31, 1996, as compared to an operating loss of $1.8 million for the year ended December 31, 1995, an increase of $5.3 million. This increase was due primarily to increased operating expenses which offset the revenue and gross profit increases described above.

   YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

   REVENUE. The Company recognized $23.7 million in revenue for the year ended December 31, 1997, as compared to $6.3 million for the year ended December 31, 1996, an increase of $17.4 million. The increase was due primarily to acceptance of Visual UpTime in the Frame Relay market and to sales resulting from the reseller agreement signed with Sprint in August 1996. Revenue from this reseller agreement accounted for approximately 31% of revenue for the year ended December 31, 1997.

   GROSS PROFIT. Gross profit was $16.0 million for the year ended December 31, 1997, as compared to $3.8 million for the year ended December 31, 1996, an increase of $12.2 million. Gross margin was 67.8% for the year ended December 31, 1997, as compared to 59.7% for the year ended December 31, 1996. The increase in gross margin percentage was due primarily to product cost reductions. The Company's future gross margins may be affected by the product mix of sales and the allocation of sales among its various sales channels. The Company's future gross margins also may be adversely affected by a number of factors, including competitive pricing, manufacturing volumes and increases in component costs.

   RESEARCH AND DEVELOPMENT EXPENSE.  Research and development expense was
$4.3 million for the year ended December 31, 1997, as compared to $3.0 million for the year ended December 31, 1996, an increase of $1.3 million.
The increase in research and development expense was due primarily to increased staffing levels and, to a lesser extent, purchases of materials used in the development of new or enhanced products. Research and development expense was 18.0% of revenue for the year ended December 31, 1997. The Company expects that research and development expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during 1998 and thereafter. This increase in absolute dollars will support continued development of new and enhanced products and the exploration of new or complementary technologies.

   SALES AND MARKETING EXPENSE. Sales and marketing expense was $9.7 million for the year ended December 31, 1997, as compared to $6.4 million for the year ended December 31, 1996, an increase of $3.3 million. The increase in sales and marketing expense was due primarily to increased staffing levels. Sales and marketing expense was 41.0% of revenue for the year ended December 31, 1997. The Company expects that sales and marketing expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during 1998 and thereafter. This increase in absolute dollars is expected to be incurred as additional personnel are hired, field offices are opened and promotional expenditures increase to allow the Company to increase its market penetration and to pursue new market opportunities.

   GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense was $2.3 million for the year ended December 31, 1997, as compared to $1.5 million for the year ended December 31, 1996, an increase of $0.8 million. The increase in general and administrative expense was due primarily to increased staffing levels. General and administrative expense was 9.6% of revenue for the year ended December 31, 1997. The Company expects that general and administrative expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during 1998 and thereafter. This increase in absolute dollars is expected to be required for the expansion of the Company's administrative staff and internal systems to support expanding operations and operating as a public company.

   OPERATING LOSS. The Company's operating loss was $0.2 million for the year ended December 31, 1997, as compared to an operating loss of $7.1 million for the year ended December 31, 1996, a decrease of $6.9 million. This decrease was due primarily to the revenue and gross profit increases described above.

   The Company has recorded a valuation allowance to offset the Company's net deferred tax assets, including the possible future benefit from realization of tax operating loss carryforwards. The recording of such valuation allowance was based upon management's determination that realization of the net deferred tax assets was not "more likely than not" (as defined in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes").

   SELECTED QUARTERLY RESULTS OF OPERATIONS

   The following tables present statement of operations data in dollars and as a percentage of the Company's revenue. This quarterly information is unaudited but has been prepared on a basis consistent with the Company's audited financial statements presented elsewhere herein, and in the Company's opinion, includes all adjustments (consisting only of normal recurring adjustments), necessary for a fair presentation of the information for the quarters presented. The results of operations for any quarter are not necessarily indicative of results that may be expected for any subsequent periods. See "Risk Factors -- Potential Fluctuations in Quarterly Operating Results".

                                                                       QUARTER
                                                                       -------
                                                                        ENDED
                                                                        -----
                              MAR. 31,    JUNE 30,  SEPT.30,     DEC. 31,     MAR. 31,     JUNE 30,    SEPT. 30,     DEC. 31,
                                1996        1996      1996         1996         1997         1997         1997         1997
                                ----        ----      ----         ----         ----         ----         ----         ----
                                                                     (IN THOUSANDS)
        STATEMENT OF

         OPERATIONS

         DATA:

        Revenue                  $   433   $ 1,556    $1,955       $2,391       $3,079       $5,428      $7,017      $8,127
        Cost of goods
         sold                        182       643       789          936        1,051        1,797       2,211       2,557
                                     ---       ---       ---          ---        -----        -----       -----       -----
         Gross profit                251       913     1,166        1,455        2,028        3,631       4,806       5,570
                                     ---       ---     -----        -----        -----        -----       -----       -----
        Operating
         expenses:
         Research and
           development               564       617       894          913          880          937       1,133       1,303
         Sales and
           marketing                 744     1,452     2,064        2,126        2,063        2,137       2,551       2,945
         General and
         administrative              238       246       356          629          483          545         588         670
                                     ---       ---       ---          ---          ---          ---         ---         ---
           Total operating
             expenses              1,546     2,315     3,314        3,668        3,426        3,619       4,272       4,918
                                   -----     -----     -----        -----        -----        -----       -----       -----
        Income (loss) from
         operations               (1,295)   (1,402)   (2,148)      (2,213)      (1,398)          12         534         652
        Interest income,
         net                          27        20         5           23            8            1           2          37
                                      --        --         -           --            -            -           -          --
        Net income
         (loss)                  $(1,268)  $(1,382)  $(2,143)     $(2,190)     $(1,390)         $13        $536        $689
                                 =======   =======   =======      =======      =======          ===        ====        ====

                                                                      QUARTER
                                                                      -------
                                                                       ENDED
                                                                       -----
                            MAR. 31,    JUNE 30,   SEPT. 30,   DEC. 31,     MAR. 31,     JUNE 30,    SEPT. 30,    DEC. 31,
                              1996        1996       1996        1996         1997         1997         1997        1997
                              ----        ----       ----        ----         ----         ----         ----        ----
        STATEMENT OF
         OPERATIONS
         DATA:
        Revenue                100.0%      100.0%     100.0%       100.0%       100.0%       100.0%      100.0%       100.0%
        Cost of good
         sold                    42.0        41.3       40.4         39.1         34.1         33.1        31.5         31.5
                                 ----        ----       ----         ----         ----         ----        ----         ----
         Gross profit            58.0        58.7       59.6         60.9         65.9         66.9        68.5         68.5
                                 ----        ----       ----         ----         ----         ----        ----         ----
        Operating
         expenses:
         Research and
           development          130.2        39.7       45.7         38.2         28.6         17.3        16.1         16.0
         Sales and
           marketing            171.8        93.3      105.6         88.9         67.0         39.4        36.4         36.2
         General and
         administrative          55.0        15.8       18.2         26.4         15.7         10.0         8.4          8.3
                                 ----        ----       ----         ----         ----         ----         ---          ---
           Total operating
             expenses           357.0       148.8      169.5        153.5        111.3         66.7        60.9         60.5
                                -----       -----      -----        -----        -----         ----        ----         ----
        Income (loss) from
         operations            (299.0)      (90.1)    (109.9)       (92.6)       (45.4)         0.2         7.6          8.0
        Interest income,
         net                      6.2         1.3        0.3          1.0          0.3          0.0         0.0          0.5
                                  ---         ---        ---          ---          ---          ---         ---          ---
        Net income
         (loss)              (292.8)%     (88.8)%   (109.6)%      (91.6)%      (45.1)%        0.2%        7.6%         8.5%
                             ========     =======   ========      =======      =======        ====        ====         ====

   THREE MONTHS ENDED MARCH 31, 1997, JUNE 30, 1997, SEPTEMBER 30, 1997 AND DECEMBER 31, 1997

   Revenue has increased in each of the last four quarters from $3.1 million for the three months ended March 31, 1997 to $5.4 million, $7.0 million and $8.1 million for the three months ended June 30, 1997, September 30, 1997 and December 31, 1997, respectively. These increases were due primarily to the acceptance of Visual UpTime in the Frame Relay market and increases in sales to subscribers by Sprint and other providers. The Company's sales strategy is to focus on selling Visual UpTime to providers for deployment as part of their core network infrastructure. There can be no assurance that the Company will be successful in executing this provider deployment sales model and the impact of this sales model, if successfully implemented, on the Company's future growth is uncertain. See "Business -- Sales, Marketing and Support".

   Gross margins increased in the first three quarters of 1997 from 65.9% in the three months ended March 31, 1997 to 66.9% and 68.5% in the three months ended June 30, 1997 and September 30, 1997, respectively and continued at 68.5% during the three months ended December 31, 1997. The increases were due primarily to product cost reductions. The Company's future gross margins may be affected by the product mix of sales and the allocation of sales among its various sales channels. The Company's future gross margins also may be adversely affected by a number of factors, including competitive pricing, manufacturing volumes and increases in component costs.

   The Company's operating expenses have increased in each of the last four quarters, from $3.4 million in the three month period ended March 31, 1997 to $3.6 million, $4.3 million and $4.9 million in the three month periods ended June 30, 1997, September 30, 1997, and December 31, 1997, respectively. The increases were due primarily to increased staffing in sales and marketing and to a lesser extent increases in research and development and administrative personnel. The Company expects that operating expenses will continue to increase in 1998 as the Company attempts to increase its market penetration, develops new and enhanced products, and increases administrative staff and the systems required to support the Company's expanding operations. Operating expenses as a percentage of revenue have declined from 111.3% of revenue for the three months ended March 31, 1997 to

66.7%, 60.9% and 60.5% of revenues for the three month periods ended June 30, 1997, September 30, 1997, and December 31, 1997, respectively. The Company expects that operating expenses as a percentage of revenue will continue to decrease as, and if, its revenue increases.

   The Company's quarterly revenue and operating results may vary significantly as a result of a number of factors, including the size and timing of orders, product mix and shipment of systems. Operating results may also fluctuate on a quarterly basis based upon factors such as the continued acceptance of Frame Relay-based products, demand for the Company's current and future product offerings, the introduction of product enhancements by the Company or its competitors and market acceptance of new products offered by the Company or its competitors. The Company's quarterly operating results are also affected by the budgeting cycles of customers, the relative percentages of products sold through the Company's direct and indirect sales channels, product pricing and competitive conditions in the industry. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company believes that period-to-period comparisons of its results of operations may not be meaningful and should not be relied upon as an indication of future performance. Furthermore, there can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis.

   LIQUIDITY AND CAPITAL RESOURCES

   The Company, since inception, has financed its operations and capital expenditures through the sale of Convertible Preferred Stock, for aggregate proceeds, net of issuance costs, of approximately $12.1 million, and through capital lease and other debt financing. The Company completed its initial public offering in February 1998. The Offering provided net proceeds of $45,447,000. Cash used in operating activities was approximately $2.0 million in 1995 and $6.6 million in 1996. During 1997, the Company's operating activities provided net cash of approximately $6.8 million, primarily due to improved collections from customers. Capital expenditures were approximately $0.2 million in 1995, $0.8 million in 1996 and $1.2 million for 1997. Any delay in these expenditures could have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company requires substantial working capital to fund its business, particularly to finance inventories, accounts receivable, research and development and capital expenditures. The Company currently has no commitments for capital expenditures and capital expenditures for 1998 are not expected to exceed $2.5 million. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products and market acceptance of the Company's products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms, if at all.

   The Company's principal source of liquidity consists of $8.7 million in cash and cash equivalents and a bank credit facility. The credit facility includes a revolving line of credit providing for borrowings up to the lesser of $7.0 million or 75% of eligible accounts receivable (as defined in the credit facility). The agreement entitles Silicon Valley Bank to a security interest in the Company's assets. The agreement contains restrictive financial covenants, including, but not limited to, restrictions related to liquidity, profitability, net worth, and indebtedness, as well as restrictions related to acquisitions, dispositions of assets, distributions and investments. Interest is payable monthly at the prime rate plus 0.5%. As of December 31, 1997, there were no borrowings outstanding under the bank credit facility.

   Although all of the Company's product sales to date have been made to customers in the United States and Canada, the Company intends to increase its sales efforts in foreign markets. The Company plans to sell its products to foreign customers at prices denominated in U.S. dollars. However, if the Company commences selling material volumes of product to such customers at prices not denominated in U.S. dollars, the Company intends to adopt a strategy to hedge against fluctuations in foreign currency.

   The Company believes that the net proceeds from the offering and cash generated from operations, together with existing sources of liquidity will be sufficient to meet its capital expenditures and working capital for the next 18 to 24 months. The Company may consider from time to time various financing alternatives and may seek to raise additional capital through equity or debt financing or to enter into strategic arrangements. There can be no assurance, however, that any such financing alternatives will be available on terms acceptable to the Company, if at all.

   NEW ACCOUNTING PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements become effective for the Company's 1998 financial statements. The Company is evaluating these statements to determine the impact on its reporting and disclosure requirements.

RISK FACTORS

   IMPLEMENTATION OF PROVIDER DEPLOYMENT MODEL; LENGTHY SALES CYCLE

   To date, substantially all of the Company's sales of its products have been attributable to sales to subscribers, and the Company expects that such sales will continue to account for a significant portion of its revenue through at least mid-1999. The Company is currently implementing a sales and marketing strategy whereby sales of Visual UpTime will be made directly to providers, which will deploy the systems as part of their network infrastructure ("provider deployment model"). The Company anticipates that a significant portion of its future revenue will be attributable to sales of Visual UpTime to these providers. The Company's future performance will therefore be substantially dependent on incorporation of Visual UpTime by providers into their service offerings to subscribers. Providers have not typically offered solutions that enable the subscriber to measure and test the WAN service levels offered by the provider, and the Company could encounter resistance on the part of some providers to offering these solutions. There can be no assurance that the Company will be successful in persuading providers to adopt the provider deployment model. The Company believes the success or failure of the provider deployment model, and the timing of success, if achieved, will depend on a number of factors over which the Company may have little or no control, including: provider and subscriber acceptance of and satisfaction with the Company's systems; the realization of operating cost efficiencies for providers when service level management systems are deployed and the ability of the Company to demonstrate such operational benefits; generation of demand for these systems from subscribers and support for the systems within the providers' sales forces; competitive dynamics between WAN service providers and the development of the WAN services market overall; successful development by the Company of systems and products which address the requirements for systems deployed as part of a provider's infrastructure; the timing and successful completion of integration development work by providers to incorporate the Company's service level management functionality into their operational support systems; and the absence of new technologies which make the Company's products and systems obsolete before they can achieve broad acceptance. The failure of the Company's products to become an accepted part of the providers' service offerings or a slower than expected increase in the volume of sales by the Company to providers would have a material adverse effect upon the Company's business, financial condition and results of operations.

   The Company expects that the provider deployment model will be characterized by a lengthy sales cycle. The Company expects that sales of Visual UpTime will require a substantial commitment of capital from providers, with the attendant delays frequently associated with providers' internal procedures to approve large capital expenditures and lengthy decision-making processes. The sales cycle can also be expected to be subject to a number of significant risks, including providers' budgetary constraints and technology assessment and other internal acceptance reviews over which the Company has little or no control. Sales of Visual UpTime generally involve significant testing by and education of both providers and subscribers as well as a substantial commitment of the Company's sales and marketing resources. As a result, the Company may expend significant resources pursuing potential sales that will not be consummated. Even if the provider deployment model is implemented, curtailment or termination of provider purchasing programs, decreases in provider capital budgets or reduction in the purchasing priority assigned to products such as Visual UpTime, particularly if significant and unanticipated by the Company, could have a material adverse effect on the Company's business, financial condition and results of operations.

   DEPENDENCE ON MAJOR CUSTOMERS

   The Company is dependent on a small number of customers for a substantial portion of its revenue. For the year ended December 31, 1996, sales of products or services to HP and Sprint accounted for 13% and 10%, respectively, of the Company's revenue. For the year ended December 31, 1997, sales of products or services to Sprint, FedEx and AT&T accounted for 31%, 11% and 7%, respectively, of the Company's revenue, substantially all of which was attributable to sales to subscribers. If the Company's evolution to the provider deployment model is successful, the Company's customer base will consist predominantly of large public network service providers. There are only a small number of these providers, and the substantial capital requirements involved in the establishment of public networks significantly limit additional entrants into this market. In addition, the number of these providers may decrease if and as providers merge or acquire one another. Accordingly, the loss of any provider customer, or the reduction, delay or cancellation of orders or a delay in shipment of the Company's products to any provider customer, could materially and adversely affect the Company's business, financial condition and results of operations.

   The Company's anticipated dependence on sizable orders from a limited number of providers will make the relationship between the Company and each provider critically important to the Company's business. As relationships evolve over time, adjustments to product specifications, forecasts and delivery timetables may be required in response to provider demands and expectations. Further, because none of the Company's agreements contain minimum purchase requirements, there can be no assurance the issuance of a purchase order will result in significant repeat business. The inability of the Company to manage its provider relationships successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

   RISKS ASSOCIATED WITH RAPID TECHNOLOGICAL CHANGE; EMERGING SERVICES MARKET; NEW PRODUCTS

   Visual UpTime is the Company's only product and is focused on service level management for WANs that utilize statistically multiplexed technologies. Accordingly, the Company's future financial performance will depend in large part on continued growth in the number of enterprises adopting solutions based on Frame Relay, ATM and IP/Internet services. The market for these services is characterized by rapid changes, including continuing advances in technology, frequent new product introductions, changes in customer requirements and preferences and changes in industry standards. The introduction of new technologies or advances in techniques for statistically multiplexed WAN services or the integration of WAN service level management functionality into other network hardware components could render Visual UpTime obsolete or unmarketable. Further, the Company will be required to make enhancements and refinements to the product for wide scale implementation through the provider deployment model. There can be no assurance that (i) Visual UpTime will continue to compete successfully; (ii) the Company's future product offerings will keep pace with the technological changes implemented by its competitors;
(iii) the Company's products will satisfy evolving industry standards or preferences of existing or prospective customers; or (iv) the Company will be successful in developing and marketing products for any future technology. Failure to develop and introduce new products and product enhancements in a timely fashion could have a material adverse effect on the Company's business, financial condition and results of operations.

   Because Visual UpTime is deployed predominantly on Frame Relay networks, the Company's near-term success will depend on the continued market acceptance of Frame Relay technology as a preferred networking solution. The failure of Frame Relay-based services to maintain widespread market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is currently devoting significant resources toward the development of additional products, including those based on ATM technologies. There can be no assurance that the Company will complete successfully the development of these or any future products in a timely fashion, that the Company will successfully manage the transition from existing products, that the Company's future products will achieve market acceptance, or if market acceptance is achieved, that the Company will be able to maintain such acceptance for a significant period of time. Any inability of the Company to develop products on a timely basis that address changing customer needs and technologies may result in a loss of market share to competitors or may require the Company to substantially increase development expenditures. Such an increase in research and development expenditures may have a material effect on the Company's business, financial condition and results of operations. There also can be no assurance that products or technologies developed by others will not adversely affect the Company's competitive position or render its products or technologies noncompetitive or obsolete.

   Products as complex as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments. The occurrence of such errors could result in the loss of or delay in market acceptance of the Company's products, diversion of development resources, damage to the Company's reputation or increases in service or warranty costs, any of which could have a material adverse effect upon the Company's business, financial condition and results of operations.

   INTENSE AND EVOLVING COMPETITION

   The WAN equipment market is highly competitive. The Company faces competition from participants in three distinct market segments: the WAN access equipment market, the network test and analysis market and the market for telecommunications support systems. Companies participating in these market segments which compete or can be expected to compete with the Company include ADC, Adtran, Digital Link, NetScout, Network Associates, Paradyne, Sync, HP and Concord Communications, Inc. ("Concord").

   The Company expects that it may experience price competition from products and services that provide a portion of the functionality provided by Visual UpTime. In particular, as prices for network equipment components such as DSU/CSUs decrease, customers may decide to purchase these less expensive products even though they lack certain features offered by the Company's products. The Company expects that, in some cases, participants with strong capabilities in these various segments may partner with each other to offer products that supply functionality approaching that provided by Visual UpTime. The Company is aware of such an arrangement between Digital Link and NetScout, who jointly offer a WAN service level product.

   Many of the Company's current and possible competitors have greater financial, technical, marketing and other resources than the Company, and some have well established relationships with current and potential customers of the Company. As a result, these competitors may be able to respond to new or emerging technologies and changes in customer requirements more effectively than the Company, or devote greater resources than the Company to the development, promotion and sale of products. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which would have a material adverse effect on the Company's business, financial condition and results of operations.

   POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

   The Company's revenue and operating results may vary significantly from quarter to quarter and from year to year as a result of a number of factors, including the size and timing of orders, product mix and shipment of systems. The timing of order placement, size of orders, satisfaction of contractual customer acceptance criteria, as well as order delays or deferrals and shipment delays and deferrals, may cause material fluctuations in revenue. Operating results may also fluctuate on a quarterly basis based upon factors such as the continued acceptance of Frame Relay-based products, demand for the Company's current and future product offerings, the introduction of product enhancements by the Company or its competitors, market acceptance of new products offered by the Company or its competitors and the size, timing, cancellation or delay of customer orders, including cancellation or delay in anticipation of new product offerings. The Company's quarterly operating results are also affected by the budgeting cycles of customers, the relative percentages of products sold through the Company's direct and indirect sales channels, product pricing and competitive conditions in the industry. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company believes that period-to-period comparisons of its results of operations may not be meaningful and should not be relied upon as an indication of future performance. Furthermore, there can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis.

   HISTORY OF LOSSES AND ACCUMULATED DEFICIT

   The Company was organized in 1993 and introduced Visual UpTime in mid-1995. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company, its product and prospects can be based. As of December 31, 1997, the Company had an accumulated deficit of approximately $11.9 million. The Company incurred losses from operations for the years ended December 31, 1995, 1996 and 1997, of approximately $1.8 million, $7.1 million and $0.2 million, respectively. These losses resulted primarily from expenditures associated with the development and marketing of the Company's products. While the Company reported net income for the three month periods ended June 30, 1997, September 30, 1997 and December 31, 1997, there can be no assurance that the Company will sustain or again achieve profitability.

   There can be no assurance that the Company's revenue will grow or be sustained in future periods. Although the Company has recently experienced an increase in revenue from providers, such growth should not be considered indicative of future revenue growth, if any, or of future operating results. The Company's revenue in any period depends primarily on the volume and timing of orders received during the period, which are difficult to predict. The Company's expense levels are based, in part, on its expectation of future revenue. If revenue levels are below expectations due to delays associated with customers' decision-making processes or for any other reason, operating results are likely to be materially and adversely affected. Net income may be affected disproportionately by a reduction in revenue because a large portion of the Company's expenses are fixed and cannot be easily reduced without adversely affecting the Company's business. In addition, the Company currently intends to increase its funding of research and product development, increase its sales and marketing and customer support operations and expand distribution channels. To the extent such expenses precede or are not promptly followed by increased revenue, the Company's business, financial condition and results of operations could be materially and adversely affected. For the foregoing reasons, there can be no assurance that the Company will be profitable in any future period, and recent operating results should not be considered indicative of future financial performance.

   DEPENDENCE ON SOLE AND LIMITED SOURCE SUPPLIERS AND FLUCTUATIONS IN COMPONENT PRICING

   Certain key components used in the manufacture of Visual UpTime are currently purchased only from sole, single or limited sources. At present, sole-source components, where the Company has identified no other supplier for the components, include T-1 framers, certain semiconductors, embedded communications processors and line interface components. While alternative suppliers have been identified for certain key components, those alternative sources have not been qualified by the Company. The qualification process could be lengthy and no assurance can be given that any additional sources would become available to the Company on a timely basis, or, if such sources were to become available, that the Company would not experience a degradation in the quality of components provided by such new suppliers. The Company generally does not have long-term agreements with its suppliers that guarantee the continuity of supply for sole, single or limited source components or that provide protection against sudden increases in component prices. The Company has from time to time experienced minor delays in the receipt of key components, and any future difficulty in obtaining sufficient and timely delivery of them could result in delays or reductions in product shipments, which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations. In the event any significant supplier becomes unable or unwilling to continue to supply required components for the Company's products, the Company would have to identify and qualify acceptable replacements. In addition, although the Company's sole or limited source suppliers are all based in the United
States, some of them may manufacture components, or acquire components from, outside of the United States. If events in a country where a key component is produced reduce or eliminate the supply of such component, and the Company's supplier is unable to obtain the component from another country, the Company would have to identify and qualify acceptable replacements. Any interruption in the supply of required or key components, or the inability of the Company to procure these components from alternate sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, financial condition and results of operations. In the event of significant increases in the cost of components, the Company would be forced either to increase the price of its products or accept lower profit margins. In particular, certain of Visual UpTime's key components, including dynamic random access memories ("DRAMs") and embedded communications processors, are subject to fluctuations in pricing. An increase in prices for the Company's products resulting from such component price fluctuations would make the Company's products less competitive with products which do not incorporate such components. Lower margins or less competitive product pricing could have a material adverse effect on the Company's business, financial condition and results of operations.

   MANAGEMENT OF CHANGE AND EXPANSION

   Since its inception, the Company has experienced rapid and significant growth, including a significant increase in its number of employees. This growth and changes in the Company's operations have placed significant demands on the Company's administrative, operational, technical and financial resources. To compete effectively, and to manage future growth, if any, the Company must continue to strengthen its operational, financial and management information reporting systems, controls and procedures on a timely basis and expand, train and manage its work force. There can be no assurance that the Company will be able to take such actions successfully. The failure of the Company's management team to effectively manage growth could have a material adverse effect on the Company's business, financial condition and results of operations.

   DEPENDENCE ON KEY PERSONNEL

   The Company's success depends to a significant degree upon the continuing contributions of its key management and technical employees, particularly Scott E. Stouffer, Chairman, President and Chief Executive Officer. The loss of the services of any key employee would adversely affect the Company's business, financial condition and results of operations. The Company maintains, and is the beneficiary under, $2.0 million of key person life insurance on Mr. Stouffer. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled managerial, sales, marketing, customer support and product development personnel. The Company requires sales consultants and product development personnel who are highly technically trained in the field of telecommunications, and the competition for such individuals is intense. The Company has at times experienced, and continues to experience, difficulty in recruiting qualified personnel. There can be no assurance that the Company will be successful in retaining its key employees or that it can attract or retain additional skilled personnel as required. Failure to attract and retain key personnel would have a material adverse effect on the Company's business, financial condition and results of operations.

   INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

   As the number of products in the network management industry increases and the functionality of these products further overlaps, companies may increasingly become subject to claims of infringement or misappropriation of the intellectual property or proprietary rights of others. There can be no assurance that third parties will not assert infringement or misappropriation claims against the Company in the future with respect to current or future products, or that any such assertion will not require the Company to enter into royalty arrangements or litigation that would be costly to the Company. Any claims or litigation, with or without merit, could result in a diversion of management's attention and the Company's financial resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such claims or litigation could also have a material adverse effect on the Company's business, financial condition and results of operations.

   While the Company believes that its success will depend principally upon its ability to develop and effectively market products that meet the requirements of customers for service level management functionality, its ability to compete is also dependent in part upon its proprietary technology and rights. The Company holds one patent and also relies on copyright and trade secret laws, trademarks, confidentiality procedures and contractual provisions to protect its proprietary software, documentation and other proprietary information. There can be no assurance that the confidentiality agreements and other methods on which the Company relies to protect its trade secrets and proprietary information and rights will be adequate to prevent competitors from developing similar technology. Moreover, in the absence of patent protection, the Company's business may be adversely affected by competitors that develop functionally equivalent technology. Furthermore, the Company may be subject to additional risk as it enters into transactions in countries where intellectual property laws are not well developed or enforced effectively. Legal protection of the Company's rights may be ineffective in such countries, and technology developed or used in such countries may not be protectable in jurisdictions where protection is ordinarily available. Litigation to defend and enforce the Company's intellectual property rights, regardless of the final outcome of such litigation, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. There can also be no assurance that the Company's trade secrets or non-disclosure agreements will provide meaningful protection of the Company's proprietary information. The Company's inability to protect its proprietary rights would have a material adverse effect on the Company's business, financial condition and results of operations.

   CONTROL BY DIRECTORS AND OFFICERS

   The Company's officers, directors and their affiliates beneficially own approximately 51.0% of the Company's outstanding Common Stock. As a result, these stockholders, if acting together, would be able effectively to control substantially all matters requiring approval by the stockholders of the Company, including the election of directors. This ability may have the effect of delaying or preventing a change in control of the Company, or causing a change in control of the company which may not be favored by the Company's other stockholders.

   ANTITAKEOVER CONSIDERATIONS

   The Company's Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock ("Preferred Stock") and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Furthermore, certain provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company. The Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

   The Company's Certificate of Incorporation contains other provisions that may have the effect of delaying or preventing a change in control of the Company, including a classified Board of Directors and a limitation on stockholder action by written consent. In addition, the Company's credit facility with Silicon Valley Bank prohibits the Company from engaging in a merger with or being acquired by another entity without the Bank's consent.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      Not Applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements and financial statement schedules filed with this report; see Item 14 of Part IV. Quarterly financial information required by Item 8 are included in Item 7 above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                   PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

      The information required by Item 10 is hereby incorporated by reference from the Proxy Statement for the 1998 Annual Meeting of Stockholders of Visual Networks, Inc.

ITEM 11.     EXECUTIVE COMPENSATION.

      The information required by Item 11 is hereby incorporated by reference from the Proxy Statement for the 1998 Annual Meeting of Stockholders of Visual Networks, Inc.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by Item 12 is hereby incorporated by reference from the Proxy Statement for the 1998 Annual Meeting of Stockholders of Visual Networks, Inc.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by Item 13 is hereby incorporated by reference from the Proxy Statement for the 1998 Annual Meeting of Stockholders of Visual Networks, Inc.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                              PAGE NUMBER
                                                                                              -----------
(a)      Documents filed as part of the report:

         (1)      Report of Independent Accountants                                              38
                  Balance Sheets at December 31, 1996 and 1997                                   39
                  Statements of Operations for the years ended
                           December 31, 1995, 1996 and 1997                                      40
                  Statements of Stockholders' Equity (Deficit) for the
                           years ended December 31, 1995, 1996 and 1997                          41
                  Statements of Cash Flows for the years ended
                           December 31, 1995, 1996 and 1997                                      42
                  Notes to Financial Statements                                                  43

         (2)      Financial Statement Schedule
                  Report of Independent Accountants                                              56
                  Schedule II - Valuation and Qualifying Accounts                                57

         (3)      Exhibits

                                 EXHIBIT NO.         DESCRIPTION
                                 -----------         -----------
                              3.1*             Restated Certificate of Incorporation of the
                                               Registrant.
                              3.2*             Restated By-Laws of the Registrant.
                              10.1*            1994 Stock Option Plan.
                              10.2*            1997 Omnibus Stock Plan.
                              10.3*            Amended and Restated 1997 Directors' Stock Option
                                               Plan.
                              10.4*            Third Amended and Restated Stockholders and
                                               Registration Rights Agreement, dated as of
                                               September 19, 1996, by and among the Company and
                                               certain stockholders.
                              10.5*+           Company and MCI Telecommunication Corporation.
                              10.6*+           Master Reseller Agreement, dated as of August 23,
                                               1996, between Sprint/United Management Company and
                                               the Company.
                              10.7*+           General Agreement for the Procurement of
                                               Equipment, Services and Supplies Company and AT&T
                                               Corp.
                              10.8*            Lease Agreement, dated December 12, 1996, by and
                                               between the Company and
                                               The Equitable Fire Assurance Society of The United
                                               States.
                              10.9*            Lease Amendment, dated September 2, 1997, by and
                                               between the Company and
                                               The Equitable Fire Assurance Society of The United
                                               States (relating to
                                               Exhibit 10.8).
                              10.10*           Loan and Security Agreement dated April 5, 1996,
                                               by and between Silicon
                                               Valley Bank and the Company.
                              10.11*           Revolving Promissory Note issued by the Company on
                                               April 5, 1996, to
                                               Silicon Valley Bank.
                              10.11.1*         Equipment Term Note No. 1 issued by the Company on
                                               April 5, 1996, to
                                               Silicon Valley Bank.
                              10.11.2*         First Amendment to Loan and Security Agreement
                                               dated November 8, 1996, by
                                               and between Silicon Valley Bank and the Company
                                               (relating to Exhibit 10.10).
                              10.11.3*         Second Amendment to Loan and Security Agreement
                                               dated February 27, 1997,
                                               by and between Silicon Valley Bank and the Company
                                               (relating to Exhibit 10.10).
                              10.12*           Standby Letter of Credit Agreement, dated December
                                               10, 1996 by and between the Company and Silicon
                                               Valley Bank.
                              10.12.1*         Amendment No. 1 to Standby Letter of Credit
                                               Agreement dated September 5,
                                               1997, by and between the Company and Silicon
                                               Valley Bank (relating to Exhibit 10.12).

                              10.13*           Employment Agreement dated December 15, 1994, by
                                               and between the Company and Scott E. Stouffer, as
                                               amended.
                              10.14*           Employment Agreement dated December 15, 1994, by
                                               and between the Company
                                               and Robert Troutman, as amended.
                              10.15*           Terms of Employment dated June 11, 1997, by and
                                               between the Company and Peter J. Minihane, as
                                               amended.
                              10.16*           Terms of Employment dated March 5, 1997, by and
                                               between the Company and Henri A. Cheli, as amended.
                              10.17*           Terms of Employment dated November 12, 1996, by
                                               and between the Company and Gregory J. Langford,
                                               as amended.
                              10.18*           Loan and Security Agreement dated January 8, 1998,
                                               by and between Silicon Valley Bank and the Company.
                              10.18.1*         Revolving Promissory Note issued by the Company as
                                               of January 8, 1998, to Silicon Valley Bank.
                              16.1*            Letter regarding change in certified accountants.
                              23.1             Consent of Arthur Andersen LLP., dated March 30,
                                               1998.
                              24.1             Power of Attorney (included in signature pages).
                              27               Financial Data Schedule.

----------

*  Incorporated herein by reference to the Company's Registration
   Statement on Form S-1, No. 333-41517.

+ Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 406 of the Act, filed on December 22, 1997, January 28, 1998 and February 4, 1998.

(b)      REPORTS ON FORM 8-K

         None.

(c)      EXHIBITS

         The exhibits required by this Item are listed under Item 14(a)(3).

(d)      FINANCIAL STATEMENT SCHEDULE

         The consolidated financial statement schedule required by this Item are listed under Item 14(a)(2).

                           INDEX TO FINANCIAL STATEMENTS

    Report of Independent Public Accountants                                                      38
    Balance Sheets as of December 31, 1996 and 1997 and Pro Forma Balance Sheet as of
      December 31, 1997                                                                           39
    Statements of Operations for the years ended December 31, 1995, 1996 and 1997                 40
    Statements of Changes in Stockholders' Equity (Deficit) for the years ended December
      31, 1995, 1996 and 1997                                                                     41
    Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997                 42
    Notes to Financial Statements                                                                 43

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

    To the Board of Directors and Stockholders of Visual Networks, Inc.:

    We have audited the accompanying balance sheets of Visual Networks, Inc., a Delaware corporation, as of December 31, 1996 and 1997, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visual Networks, Inc., as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

    Washington, D.C.
    February 10, 1998

                              VISUAL NETWORKS, INC.

                                 BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                          DECEMBER 31,        PRO FORMA
                                                                                          ------------       DECEMBER 31,
                                                                                       1996         1997         1997
                                                                                       ----         ----     -------------
                                                                                                             (UNAUDITED)
                                           ASSETS
              Current assets:
                Cash and cash equivalents                                             $3,404       $8,693
                Accounts receivable, net of allowance of $250 and $392,
                  respectively                                                         1,888        2,918
                Inventory                                                                933        2,681
                Other current assets                                                     211          567
                                                                                         ---          ---
                  Total current assets                                                 6,436       14,859
              Property and equipment, net                                                813        1,507
                                                                                         ---        -----
                  Total assets                                                        $7,249      $16,366
                                                                                      ======      =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              Current liabilities:
                Accounts payable and accrued expenses                                 $1,059       $3,171
                Customer deposits                                                         --        3,068
                Accrued compensation                                                     862        1,448
                Deferred revenue                                                       1,124        4,913
                Bank line of credit                                                      848           --
                Current portion of capital lease obligation                               49          222
                                                                                          --          ---
                  Total current liabilities                                            3,942       12,822
              Capital lease obligation, net of current portion                            28          256
                                                                                          --          ---
                  Total liabilities                                                    3,970       13,078
                                                                                       -----       ------
              Commitments and contingencies (Note 8)
              Redeemable convertible preferred stock (Note 3):
                Series B, Series C, Series D and Series E redeemable convertible cumulative preferred stock, $.01 par value, 7,229,438 shares authorized in aggregate, 7,228,473 shares issued and outstanding in aggregate as of December 31, 1996 and 1997, respectively, and no shares outstanding on a pro forma basis (aggregate
                  liquidation preference of $13,262 and $14,484 as of
                  December 31, 1996 and 1997, respectively)                          $13,398      $14,855         $    --
                                                                                     -------      -------         -------
              Stockholders' equity (deficit) (Note 4):
                Preferred stock, $.01 par value, 5,000,000 shares authorized,
                  no shares issued and outstanding                                        --           --              --

                Series A convertible cumulative preferred stock, $.01 par value,
                  347,070 shares authorized, 347,070 shares issued and
                  outstanding as of December 31, 1996 and 1997 and no shares outstanding on a pro forma basis (liquidation preference of
                  $130 and $149 as of December 31, 1996 and 1997, respectively)            3            3              --

                Common stock, $.01 par value, 50,000,000 shares authorized,
                  2,800,000 and 2,955,704 shares outstanding as of December 31, 1996
                  and 1997, respectively, and 13,561,439 on a pro forma basis             28           29             135

                Deferred compensation                                                     --         (247)           (247)
                Additional paid-in capital                                               121          528         (15,280)
                Accumulated deficit                                                  (10,271)     (11,880)        (11,880)
                                                                                     -------      -------         -------
                  Total stockholders' equity (deficit)                               (10,119)     (11,567)          3,288
                                                                                     -------      -------         -------
                  Total liabilities and stockholders' equity (deficit)                $7,249      $16,366         $16,366
                                                                                      ======      =======         =======

   The accompanying notes are an integral part of these financial statements.

                              VISUAL NETWORKS, INC.

                            STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        YEARS
                                                                                        ENDED
                                                                                       DECEMBER
                                                                                       --------
                                                                                          31,
                                                                                          ---
                                                                             1995        1996         1997
                                                                             ----        ----         ----
                       Revenue                                                  $250      $6,335       $23,651
                       Cost of goods sold                                         44       2,550         7,616
                                                                                  --       -----         -----
                         Gross profit                                            206       3,785        16,035
                                                                                 ---       -----        ------
                       Operating expenses:
                         Research and development                                994       2,988         4,253
                         Sales and marketing                                     700       6,386         9,696
                         General and administrative                              343       1,469         2,286
                                                                                 ---       -----         -----
                            Total operating expenses                           2,037      10,843        16,235
                                                                               -----      ------        ------
                       Loss from operations                                   (1,831)     (7,058)         (200)
                       Interest income, net                                       40          75            48
                                                                                  --          --            --
                       Net loss                                              $(1,791)    $(6,983)        $(152)
                       Dividends and accretion on preferred stock               (250)     (1,012)       (1,457)
                                                                             -------     -------       -------
                       Net loss attributable to common stockholders           (2,041)     (7,995)       (1,609)
                                                                             =======     =======       =======
                       Basic and diluted net loss per share                    (0.73)      (2.86)        (0.56)
                                                                             =======     =======       =======
                       Basic and diluted weighted average common
                         shares outstanding                                2,800,000   2,800,000      2,883,746

                       Pro forma basic and diluted net loss per common share                            $(0.01)
                                                                                                        ======

                       Pro forma weighted average common shares outstanding                         13,489,480
                                                                                                    ==========

   The accompanying notes are an integral part of these financial statements.

                              VISUAL NETWORKS, INC.

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                              STOCKHOLDERS' EQUITY
                                    (DEFICIT)

                                                        REDEEMABLE
                                                       CONVERTIBLE              SERIES A CONVERTIBLE
                                                     PREFERRED STOCK               PREFERRED STOCK                COMMON STOCK
                                                     ---------------               ---------------                ------------
                                                    SHARES       AMOUNT        SHARES        AMOUNT       SHARES       AMOUNT
                                                    ------       ------        ------        ------       ------       ------
BALANCE, DECEMBER 31, 1994                          2,588,438      $1,170          347,070          $3    2,800,000          $28
    Issuance of Series C preferred stock            1,600,000       1,965               --          --           --           --
    Accretion of Series B and Series C
      preferred stock                                      --          47               --          --           --           --
    Accrued dividends on Series B and
      Series C preferred stock                             --         203               --          --           --           --
    Net loss                                               --          --               --          --           --           --
                                                           --          --               --          --           --           --
BALANCE, DECEMBER 31, 1995                          4,188,438       3,385          347,070           3    2,800,000           28
    Issuance of Series D preferred stock            2,285,714       3,983               --          --           --           --
    Issuance of Series E preferred stock              754,321       5,018               --          --           --           --
    Accretion of Series B, Series C,
      Series D and Series E preferred stock                --         177               --          --           --           --
    Accrued dividends on Series B, Series
      C, Series D and Series E preferred stock             --         835               --          --           --           --

    Net loss                                               --          --               --          --           --           --
                                                           --          --               --          --           --           --

BALANCE, DECEMBER 31, 1996                          7,228,473      13,398          347,070           3    2,800,000           28
    Issuance of common stock                               --          --               --          --       35,504           --
    Exercise of stock options                              --          --               --          --      120,200            1
    Deferred compensation                                  --          --               --          --           --           --
    Amortization of deferred
      compensation                                         --          --               --          --           --           --
    Accretion of Series B, Series C, Series
      D and Series E preferred stock                       --         235               --          --           --           --
    Accrued dividends on Series B, Series
      C, Series D and Series E preferred
      stock                                                --       1,222               --          --           --           --
    Net loss                                               --          --               --          --           --           --
                                                           --          --               --          --           --           --
BALANCE, DECEMBER 31, 1997                          7,228,473      14,855          347,070           3    2,955,704           29
    Pro forma adjustments                          (7,228,473)    (14,855)        (347,070)         (3)  10,605,735          106
                                                   ----------     -------         --------          --   ----------          ---
PRO FORMA BALANCE, DECEMBER 31, 1997
                                                           --         $--               --         $--   13,561,439         $135
                                                           ==         ===               ==         ===   ==========         ====



                                                                 ADDITIONAL
                                                    DEFERRED      PAID-IN-      ACCUMULATED
                                                  COMPENSATION    CAPITAL         DEFICIT            TOTAL
                                                  ------------    -------         -------            -----
BALANCE, DECEMBER 31, 1994                                  $--       $121               $(235)             $(83)
    Issuance of Series C preferred stock                     --         --                  --                --
    Accretion of Series B and Series C
      preferred stock                                        --         --                 (47)              (47)
    Accrued dividends on Series B and
      Series C preferred stock                               --         --                (203)             (203)
    Net loss                                                 --         --              (1,791)           (1,791)
                                                             --         --              ------            ------
BALANCE, DECEMBER 31, 1995                                   --        121              (2,276)           (2,124)
    Issuance of Series D preferred stock                     --         --                  --                --
    Issuance of Series E preferred stock                     --         --                  --                --
    Accretion of Series B, Series C,
      Series D and Series E preferred stock                  --         --                (177)             (177)
    Accrued dividends on Series B, Series
      C, Series D and Series E preferred stock               --         --                (835)             (835)

    Net loss                                                 --         --              (6,983)           (6,983)
                                                             --         --              ------            ------

BALANCE, DECEMBER 31, 1996                                   --        121             (10,271)          (10,119)
    Issuance of common stock                                 --         94                  --                94
    Exercise of stock options                                --         21                  --                22
    Deferred compensation                                  (292)       292                  --                --
    Amortization of deferred
      compensation                                           45         --                  --                45
    Accretion of Series B, Series C, Series
      D and Series E preferred stock                         --         --                (235)             (235)
    Accrued dividends on Series B, Series
      C, Series D and Series E preferred
      stock                                                  --         --              (1,222)           (1,222)
    Net loss                                                 --         --                (152)             (152)
                                                             --         --                ----              ----
BALANCE, DECEMBER 31, 1997                                (247)        528             (11,880)          (11,567)
    Pro forma adjustments                                    --     14,752                  --            14,855
                                                             --     ------                  --            ------
PRO FORMA BALANCE, DECEMBER 31, 1997                      $(247)   $15,280            $(11,880)           $3,288
                                                          =====    =======            ========            ======


   The accompanying notes are an integral part of these financial statements.

                              VISUAL NETWORKS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                                      1995                 1996              1997
                                                                      ----                 ----              ----
                       Cash flows from operating activities:
                       Net loss                                       $(1,791)           $(6,983)           $(152)
                       Adjustments to reconcile net loss to net
                       cash (used in)
                         provided by operating activities--                59                204              574
                            Depreciation and amortization
                       Changes in assets and liabilities--
                            Accounts receivable                          (166)            (1,722)          (1,030)
                            Inventory                                    (362)              (571)          (1,748)
                            Other current assets                           (9)              (195)            (356)
                            Accounts payable and accrued                  105                873            2,112
                            expenses
                            Customer deposits                              --                 --            3,068
                            Accrued compensation                          160                702              586
                            Deferred revenue                               --              1,124            3,789
                                                                           --              -----            -----
                                 Net cash (used in) provided by
                                 operating activities                  (2,004)            (6,568)           6,843
                                                                       ------             ------            -----

                       Cash flows from investing activities:
                            Proceeds from sale leaseback                  138                 --              544
                            transactions
                            Expenditures for property and                (227)              (826)          (1,223)
                            equipment                                    ----               ----           ------
                                 Net cash used in investing               (89)              (826)            (679)
                                 activities                               ---               ----             ----
                       Cash flows from financing activities:
                            Proceeds from issuance of preferred
                            stock, net of issuance costs                1,965              9,001               --
                            Borrowings (repayments) under                  --                848             (848)
                            credit agreements
                            Proceeds from issuance of common               --                 --              116
                            stock
                            Principal payments on capital lease           (16)               (44)            (143)
                            obligations                                   ---                ---              ----
                                 Net cash provided by (used in)
                                 financing activities                   1,949              9,805             (875)
                                                                        -----              -----             ----
                       Net (decrease) increase in cash and               (144)             2,411            5,289
                       cash equivalents
                       Cash and cash equivalents, beginning             1,137                993            3,404
                       of period                                        -----                ---            -----

                       Cash and cash equivalents, end of                 $993             $3,404           $8,693
                       period                                            ====             ======           ======
                       Supplemental cash flow information:
                       Cash paid for interest                             $13                $46             $104
                                                                          ===                ===             ====

   The accompanying notes are an integral part of these financial statements.

                              VISUAL NETWORKS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     AS OF DECEMBER 31, 1995, 1996 AND 1997

    1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Visual Networks, Inc. (the "Company") is engaged in developing, manufacturing and marketing wide-area-network service level management systems. The Company's operations are subject to certain risks and uncertainties, including among others, successful implementation of the Company's sales and distribution model, dependence on significant customers, rapidly changing technology, current and potential competitors with greater financial, technological, production, and marketing resources, dependence on sole and limited source suppliers, dependence on key management personnel, limited protection of intellectual property and proprietary rights, uncertainty of future profitability and possible fluctuations in financial results.

    UNAUDITED PRO FORMA INFORMATION

    The unaudited pro forma information is being presented to show the mandatory conversion of the Series B, Series C, Series D and Series E redeemable convertible preferred stock and Series A convertible preferred stock into common stock upon a qualified initial public offering. The Company completed a qualified initial public offering in February 1998 and all of the Company's preferred stock automatically converted into shares of common stock at the rate of 1.4 shares of common stock for each share of preferred stock outstanding.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying values of current assets and current liabilities approximate fair value because of the relatively short maturities of these instruments.

    REVENUE RECOGNITION

    The Company generally recognizes revenue from sales of its products upon delivery and passage of title to the customer. Revenue is recognized provided that no significant obligations remain and that collection of the resulting receivable is probable. Where agreements provide for evaluation or customer acceptance, the Company recognizes revenue upon the completion of the evaluation process and acceptance of the product by the customer. Maintenance contracts call for the Company to provide technical support and software updates to customers. The Company recognizes product support and maintenance revenue, including maintenance revenue that is bundled with product sales, ratably over the term of the contract period, which ranges from one to three years.

    The Company has an agreement with one reseller that provides price protection for units that remain in that reseller's inventory. Reserves for estimated inventory credits are established by the Company concurrently with the recognition of revenue. The Company monitors the factors that influence the pricing of its products and reseller inventory levels and makes adjustments to these reserves when management believes that actual inventory credits may differ from established estimates.

    CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions. The Company's cash equivalents consist primarily of investments in a money market fund that invests in U.S. Treasury obligations and may also invest in repurchase agreements collateralized by U.S. Treasury securities. As of December 31, 1996 and 1997, the Company had approximately $2,637,000 and $8,650,000, respectively, invested in this money market fund.

    The Company sells its hardware and software products to large telecommunications providers and subscribers primarily in the United States. The Company grants uncollateralized credit terms to its customers and has not experienced any significant credit related losses. Accounts receivable include allowances to record receivables at their estimated net realizable value. During 1996, two customers individually represented 13% and 10% of revenue, respectively. During 1997, two customers individually represented 31% and 11% of revenue, respectively.

    WARRANTY

    The Company warrants its hardware products for a period of five years. Estimated warranty costs are charged to cost of goods sold in the period in which revenue from the related product sale is recognized.

    INVENTORY

    Inventory is stated at the lower of average cost or market. Inventory consists of the following (in thousands):

                                     DECEMBER 31,
                                     ------------
                                    1996     1997
                                    ----     ----
            Raw materials           $158     $221
            Work-in-progress         304      471
            Finished goods           471    1,989
                                     ---    -----
                                    $933   $2,681
                                    ====   ======

    PROPERTY AND EQUIPMENT

    Property and equipment is carried at cost and depreciated over its estimated useful life, ranging from three to four years, using the straight-line method. Equipment held under capital leases is recorded at the present value of the future minimum lease payments and is amortized on a straight-line basis over the shorter of the assets' useful lives or the relevant lease term, ranging from three to four years.

    Property and equipment consists of the following (in thousands):

                                        DECEMBER 31,
                                        ------------
                                    1996            1997
                                    ----            ----
           Equipment               $1,060          $2,090
           Furniture and fixtures       2              50
                                        -              --
                                    1,062           2,140
           Less-Accumulated
           depreciation              (249)           (633)
                                     ----          ------
                                     $813          $1,507
                                     ====          ======

    RESEARCH AND DEVELOPMENT

        Research and development costs are expensed as incurred.

    The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Costs incurred prior to establishment of technological feasibility are expensed as incurred and reflected as research and development costs in the accompanying statements of operations.

    For the years ended December 31, 1995, 1996 and 1997, the Company did not capitalize any costs related to software development. During these periods, the time between the establishment of technological feasibility and general release of products was very short. Consequently, costs otherwise capitalizable after technological feasibility were expensed as they were immaterial.

    INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

    BASIC AND DILUTED NET LOSS PER COMMON SHARE

    In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has implemented SFAS No. 128 for 1997. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 480,265, 1,132,714 and 1,840,501 shares of common stock that were outstanding as of December 31, 1995, 1996 and 1997, respectively were not included in the computation of diluted loss per share as their effect would be anti-dilutive. The effect of preferred stock convertible into 6,349,699, 10,605,735 and 10,605,735 shares of common stock as of December 31, 1995, 1996 and 1997, respectively has also not been included in the computation of diluted loss share as such effect would have been anti-dilutive. As a result the basic and diluted loss per share amounts are identical.

    Pro forma net loss per common share is computed using the pro forma weighted average number of common shares outstanding during each period. Pro forma weighted average common shares includes the assumed conversion of all outstanding convertible preferred stock into common stock. Pro forma net loss per common share has been presented since the mandatory conversion upon the initial public offering of the preferred stock has a significant effect on the loss per share calculation.

    In February 1998, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 98. SAB No. 98 replaces SAB No. 83 and revises SEC guidance on the computation of earnings per share to reflect the requirements of SFAS No. 128. As a result, the Company has restated pro forma loss per share to reflect the provisions of SAB No. 98 and has included historical loss per share calculated under SFAS No. 128 as required by SAB No. 98.

    2. CREDIT AGREEMENT:

    As of January 8, 1998, the Company entered into a new credit agreement with its bank replacing the existing credit agreement. This revolving line of credit (the "Revolving Line") provides for borrowings up to the lesser of $7,000,000 or 75% of eligible accounts receivable. The Revolving Line matures on January 5, 1999 and borrowings under the Revolving Line bear interest at the prime rate + 0.5%. Borrowings are collateralized by the assets of the Company. The loan and security agreement also contains restrictive covenants, including, but not limited to, restrictions related to liquidity, profitability, net worth, and indebtedness, as well as restrictions related to acquisitions, dispositions of assets, distributions and investments. As of December 31, 1997, the Company had no borrowings against the Revolving Line. In addition, as of December 31, 1997, $190,000 had been committed against the Revolving Line through the issuance of a letter of credit (Note 8).

    3. PREFERRED STOCK:

    The Company has a total of 12,576,508 shares of authorized preferred stock of which 7,576,508 have been designated as Series A, B, C, D and E convertible preferred stock and 5,000,000 of which has not been designated. The following details the number of shares issued and the liquidation preference (in thousands) for each series of the convertible preferred stock.

                                                   AMOUNT                        LIQUIDATION
                                                   ------                        -----------
                                                                                 PREFERENCE
                                                                                 ----------
                                       -----------------------------     ---------------------------
                   SHARES OUTSTANDING
                  AS OF DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     DECEMBER 31,    DECEMBER 31,

                     1996 AND 1997          1996            1997             1996            1997
                     -------------          ----            ----             ----            ----
  Series A              347,070              $3              $3             $130           $149
  Series B            2,588,438           1,464           1,611            1,440          1,560
  Series C            1,600,000           2,316           2,551            2,283          2,483
  Series D            2,285,714           4,433           4,904            4,373          4,773
  Series E              754,321           5,185           5,789            5,166          5,668
                        -------           -----           -----            -----          -----
                      7,575,543         $13,401         $14,858          $13,392        $14,633
                      =========         =======         =======          =======        =======

    SERIES A PREFERRED STOCK

    In connection with the Series B Preferred Stock ("Series B") offering, notes payable of $119,500 together with accrued interest of $1,176 were converted into shares of Series A Preferred Stock ("Series A"). The Series A has liquidation preferences over the common stock. The Series A has cumulative dividends equal to 8% per annum. Dividends are not payable for a period of twenty-four months from the date of issuance (December 1994). The Company has not declared dividends through December 1997 on Series A shares based on legal limitations on the declarations of dividends. In the event that by the end of calendar years 1998 and 1999, the Company's net revenues are greater than $39,000,000 and net income (after taxes, but excluding extraordinary items) is greater than $6,000,000, the holders of Series A shall no longer be entitled to receive those dividends. At December 31, 1996 and 1997, dividends in arrears on Series A were approximately $19,270 and $28,850, respectively.

    The Series A shares have voting rights entitling Series A holders to the number of votes per share equal to the number of shares of common stock into which each share of Series A is then convertible. The Series A shares are convertible at any time at the option of the holder, or automatically upon the consummation of an underwritten public offering at a selling price per share of common stock equal to or exceeding $3.57 per share and where aggregate proceeds are not less than $10,000,000, into an aggregate of 485,890 shares of common stock. The conversion price is subject to adjustment for certain dilutive events.

    Upon conversion, all accrued and unpaid dividends may also be converted into common stock at the then current market price of the common stock (as defined). The Company may, however, elect to pay any accrued but unpaid dividends in cash in lieu of converting such dividends into shares of common stock.

    SERIES B PREFERRED STOCK

    In December 1994, the Company issued 2,588,438 shares of Series B and received approximately $1,170,000 in proceeds, net of issuance costs of approximately $30,000. The Series B has liquidation preferences over the Series A and the common stock. The holders of Series B are entitled to receive dividends payable equal to 10% of the Series B stated value annually. Such dividends are cumulative from the date of issuance. Upon the conversion of Series B shares into shares of common stock, any accrued but unpaid or undeclared dividends on Series B shall be waived.

    At any time after five years following the Series E Preferred Stock ("Series E") issuance, the Company is required to redeem at the option of the holder, the outstanding Series B shares at a redemption price equal to 110% of the Series B stated value plus all accrued and unpaid dividends. The Company records periodic accretion under the interest method for the excess of the redemption value over the stated value.

    The Series B shares have voting rights entitling Series B holders to the number of votes per share equal to the number of shares of common stock into which each share of Series B is then convertible and to vote as a single class. The Series B is convertible at any time at the option of the holder, or automatically upon the consummation of an underwritten public offering at a selling price per share of common stock equal to or exceeding $3.57 per share, and where aggregate proceeds are not less than $10,000,000, into an aggregate of 3,623,811 shares of common stock. The conversion price is subject to adjustment for certain dilutive events.

    SERIES C PREFERRED STOCK

    In August 1995, the Company issued 1,600,000 shares of Series C Preferred Stock ("Series C") and received approximately $1,965,000 in proceeds, net of issuance costs of approximately $35,000. The Series C has liquidation preferences over the Series B and Series A and the common stock and has parity with the Series D Preferred Stock ("Series D") with respect to liquidation. The holders of Series C are entitled to receive dividends payable equal to 10% of the Series C stated value annually. Such dividends are cumulative from the date of issuance. Upon the conversion of Series C shares into shares of common stock, any accrued but unpaid or undeclared dividends on Series C shall be waived.

    At any time after five years following the issuance of the Series E, the holders of at least 66 2/3% of the shares of Series C, Series D and Series E, together as one class, may request that the Company redeem all or a part of the outstanding Series C, Series D, and Series E. Any redemption is to be made pro rata among all of the holders of the Series C, Series D, and Series E, in proportion to their respective stated values. The redemption price for each series of preferred stock is equal to 110% of the stated value for such series of preferred stock plus all accrued and unpaid dividends. The Company records periodic accretion under the interest method of the excess of the redemption values of each series over the stated value.

    The Series C shares have voting rights entitling Series C holders to the number of votes per share equal to the number of shares of common stock into which each share of Series C is then convertible and to vote as a single class. The Series C is convertible at any time at the option of the holder, or automatically upon the consummation of an underwritten public offering at a selling price per share of common stock equal to or exceeding $3.57 per share, and where aggregate proceeds are not less than $10,000,000, into an aggregate of 2,239,998 shares of common stock. The conversion price is subject to adjustment for certain dilutive events.

    SERIES D PREFERRED STOCK

    In January 1996, the Company issued 2,285,714 shares of Series D and received approximately $3,983,000 in proceeds, net of issuance costs of approximately $17,000. The Series D has liquidation preferences over the Series B and Series A preferred stock and the common stock and has parity with the Series C with respect to liquidation. The holders of Series D are entitled to receive dividends payable equal to 10% of the Series D stated value annually. Such dividends are cumulative from the date of issuance. Upon the conversion of Series D shares into shares of common stock, any accrued but unpaid or undeclared dividends on Series D shall be waived.

    At any time after five years following the issuance of the Series E, the holders of at least 66 2/3% of the shares of Series C, Series D and Series E, together as one class, may request that the Company redeem all or a part of the outstanding Series C, Series D and Series E. Any redemption is to be made pro rata among all of the holders of the Series C, Series D and Series E, in proportion to their respective stated values. The redemption price for each series of preferred stock is equal to 110% of the stated value for such series of preferred stock plus all accrued and unpaid dividends. The Company records periodic accretion under the interest method of the excess of the redemption values of each series over the stated value.

    The Series D shares have voting rights entitling Series D holders to the number of votes per share as equal to the number of shares of common stock into which each share of Series D is then convertible and to vote as a single class. The Series D is convertible at any time at the option of the holder, or automatically upon the consummation of an underwritten public offering at a selling price per share of common stock equal to or exceeding $3.57 per share, and where aggregate proceeds are not less than $10,000,000, into an aggregate of 3,199,996 shares of common stock. The conversion price is subject to adjustment for certain dilutive events.

    SERIES E PREFERRED STOCK

    In September 1996, the Company issued 754,321 shares of Series E and received approximately $5,018,000 in proceeds, net of issuance costs of approximately $6,000. The Series E has liquidation preferences over the Series D, Series C, Series B and Series A preferred stock and the common stock. The holders of Series E are entitled to receive dividends payable equal to 10% of the Series E stated value annually. Such dividends are cumulative from the date of issuance. Upon the conversion of Series E shares into shares of common stock, any accrued but unpaid or undeclared dividends on Series E shall be waived.

    At any time after five years following the issuance of the Series E, the holders of at least 66 2/3% of the shares of Series C, Series D and Series E, together as one class, may request that the Company redeem all or a part of the outstanding Series C, Series D, and Series E. Any redemption is to be made pro rata among all of the holders of the Series C, Series D and Series E, in proportion to their respective stated values. The redemption price for each series of preferred stock is equal to 110% of the stated value for such series of preferred stock plus all accrued and unpaid dividends. The Company records periodic accretion under the interest method of the excess of the redemption values of each series over the stated value.

    The Series E shares have voting rights entitling Series E holders to the number of votes per share as equal to the number of shares of common stock into which each share of Series E is then convertible and to vote as a single class. The Series E is convertible at any time at the option of the holder, or automatically upon the consummation of an underwritten public offering at a selling price per share of common stock equal to or exceeding $7.86 per share, and where aggregate proceeds are not less than $10,000,000, into an aggregate of 1,056,040 shares of common stock. The conversion price is subject to adjustment for certain dilutive events.

    4. STOCKHOLDERS' EQUITY (DEFICIT):

    COMMON STOCK SPLIT

    In December 1996, the Board of Directors declared a 1.4 for one stock split of the common stock of the Company effected in the form of a stock dividend. All share and per-share amounts, including stock option information, have been restated in these notes and the accompanying financial statements to reflect this stock split.

    COMMON STOCK

    The Company initially authorized the issuance of 5,000 shares of common stock at a par value of $1.00. The Company was initially capitalized in 1993 for $1,000 through the issuance of common stock subscriptions to the founders for 1,000 shares of common stock. During 1994, in connection with a recapitalization, the Company authorized the issuance of up to 7,000,000 shares of common stock with a $.01 par value and issued 2,000,000 shares to existing stockholders in exchange for shares previously held. Each stockholder received their pro rata share of new shares for old shares tendered. Simultaneously, notes payable to the shareholders totaling $24,000 were converted to common stock. As a result of this transaction the Company recorded additional paid-in capital of $4,000 for the year ended December 31, 1994. The number of shares of common stock authorized for issuance was increased to 10,000,000 shares upon the issuance of the Series D in January 1996 and to 20,000,000 in September 1996 upon the issuance of the Series E. At December 31, 1997, the Company has reserved 10,684,259 shares of common stock for the conversion of the Series A, Series B, Series C, Series D and Series E. An additional 800,000 shares of common stock were issued to existing stockholders on December 21, 1996 resulting from the 1.4 to one stock split effected in the form of a stock dividend. A total of 1,975,000 shares of common stock have been reserved for issuance under the 1994 stock option plan.

    In June 1997, the Company sold 25,000 shares of common stock to an officer of the Company for $1.75 per share. In September 1997, the Company sold 10,504 shares of common stock to a director of the Company for $4.76 per share.

    5. STOCK OPTIONS:

    1994 STOCK OPTION PLAN

    The Company's 1994 stock option plan (the "Option Plan") authorizes the issuance of an aggregate of 1,975,000 shares of Common Stock pursuant to the exercise of stock options. The Option Plan provides for grants of options to employees, consultants, and directors of the Company. The Option Plan provides for the granting of both incentive stock options and non-statutory option. The Option Plan is administered by the Compensation Committee of the Board of Directors, which has sole discretion and authority, consistent with the provisions of the Option Plan, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted, and the number of shares that will be subject to options granted under the Option Plan.

    For any option intended to qualify as an incentive stock option, the exercise price must not be less than 100% of the fair market value of the common stock on the date the option is granted (110% of the fair market value of such common stock with respect to any optionee who immediately before any option is granted, directly or indirectly, possesses more than 10% of the total combined voting power of all classes of stock of the Company ("10% Owners")). In the case of non-statutory options, the exercise price shall not be less than 20% of the fair value of the common stock at the time of the grant. The Compensation Committee has the authority to determine the time or times at which options granted under the Option Plan become exercisable (typically up to five years); provided that, for any option intended to qualify as an incentive stock option, such option must expire no later than ten years from the date of grant (five years with respect to 10% Owners). Unless terminated sooner by the Board, the Option Plan terminates in December 2004 or the date on which all shares available for issuance shall have been issued pursuant to the exercise or cancellation of options granted under the Option Plan.

    1997 OMNIBUS STOCK PLAN

    The Company's 1997 Omnibus Stock Plan (the "Omnibus Plan") authorizes the issuance of an aggregate of up to 1,000,000 shares of common stock with respect to certain "Awards" made under the Omnibus Plan. The Omnibus Plan provides for grants of options to employees, officers, directors, and consultants of the Company or any affiliate of the Company; provided, however, that no individual may receive an award of more than 250,000 shares in any one fiscal year. "Awards" under the Omnibus Plan may take the form of grants of stock options, stock appreciation rights, restricted or unrestricted stock, phantom stock, performance awards, or any combination thereof. The Omnibus Plan is administered by the Board of Directors, or by such committee or committees as may be appointed by the Board of Directors from time to time (the "Administrator"). The Administrator has sole power and authority, consistent with the provisions of the Omnibus Plan, to determine which eligible participants will receive Awards, the form of the Awards and the number of shares of Common Stock covered by each Award, to impose terms, limits, restrictions, and conditions upon Awards, to modify, amend, extend, or renew Awards (with the consent of the awardee), to accelerate or change the exercise timing of Awards or to waive any restrictions or conditions to an Award and to establish objectives and conditions for earning Awards. Unless terminated sooner by the Board, the Omnibus Plan will terminate in October 2007 or the date on which all shares available for issuance shall have been issued pursuant to the exercise or cancellation of Awards under the Omnibus Plan.

    DIRECTORS' STOCK OPTION PLAN

    The 1997 Directors' Stock Option Plan (the "Director Plan") was adopted in October 1997. Under the terms of the Director Plan, directors of the Company who are not employees of the Company (the "Eligible Directors") are eligible to receive non-statutory options to purchase shares of common stock. A total of 300,000 shares of common stock may be issued upon exercise of options granted under the Director Plan. Unless terminated sooner by the Board of Directors, the Director Plan will terminate in October 2007, or the date on which all shares available for issuance under the Director Plan shall have been issued pursuant to the exercise of options granted under the Director Plan.

    Upon a member's initial election or appointment to the Board of Directors after the date of this Prospectus, or for current Eligible Directors at the date of the closing of this offering, such member will be granted options to purchase 24,000 shares of common stock, vesting over four years, with options to purchase 6,000 shares vesting at the first anniversary of the grant and options to purchase the remaining 18,000 shares vesting in 36 equal monthly installments. Annual options to purchase 6,000 shares of common stock (the "Annual Options") will be granted to each Eligible Director on the date of each annual meeting of stockholders after the closing of the initial public offering. Annual Options will vest at the rate of one-twelfth of the total grant per month, and will vest in full at the earlier of (i) the first anniversary of the date of the grant or
(ii) the date of the next annual meeting of stockholders. The exercise price of options granted under the Director Plan will be calculated as follows: (x) for options issued at the time of this offering, the exercise price will equal the initial public offering price; and (y) for all other grants, the exercise price will equal the fair market value per share of the common stock on the date of grant.

    A summary of the Company's stock option activity is presented below:

                                                                                     WEIGHTED
                                                                         OPTION       AVERAGE
                                                                       PRICE PER     EXERCISE
                                                           OPTIONS       SHARE         PRICE
                                                           -------       -----         -----
         Options outstanding at December 31, 1993                --            --           --
         Granted                                            155,605    $0.07-0.08        $0.07
                                                            -------    ----------        -----
         Options outstanding at December 31, 1994           155,605    0.07- 0.08         0.07
         Granted                                            380,660    0.07- 0.19         0.13
         Canceled                                          (56,000)          0.07         0.07
                                                            -------    ----------        -----
         Options outstanding at December 31, 1995           480,265    0.07- 0.19         0.12
         Granted                                            742,400    0.19- 1.43         0.76
         Canceled                                          (89,951)    0.19- 1.07         0.24
                                                            -------    ----------        -----
         Options outstanding at December 31, 1996         1,132,714    0.07- 1.43         0.54
         Granted                                            928,955    1.43-10.00         3.88
         Canceled                                         (100,968)    0.07- 7.00         1.63
         Exercised                                        (120,200)    0.07- 7.00         0.18
                                                          ---------    ----------        -----
         Options outstanding at December 31, 1997         1,840,501   $0.07-10.00        $2.18
                                                          =========   ===========        =====

    As of December 31, 1996 and 1997, options to purchase 193,906 and 334,814 shares of common stock were exercisable with a weighted average exercise price of $0.14 and $0.70, respectively. The weighted average remaining contractual life of options outstanding at December 31, 1996 and 1997 was 8.87 and 8.70 years, respectively.

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 is effective for awards granted in 1995 and 1996. SFAS No. 123 defines a "fair value based method" of accounting for stock-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Prior to the issuance of SFAS No. 123, stock-based compensation was accounted for under the "intrinsic value method" as defined by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value method, compensation is the excess, if any, of the market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

    SFAS No. 123 allows an entity to continue to use the intrinsic value method. However, entities electing the accounting in APB Opinion No. 25 must make pro forma disclosures as if the fair value based method of accounting had been applied. The Company applies APB Opinion No. 25 and the related interpretations in accounting for its stock-based compensation. Under APB Opinion No. 25, no compensation expense has been recognized in the accompanying financial statements related to stock option grants in 1995 and 1996. The Company has recorded deferred compensation of approximately $292,000 related to stock option grants in 1997, of which approximately $45,000 has been amortized in the year ended December 31, 1997.

    Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                    1995      1996      1997
                                                                    ----      ----      ----
     NET LOSS:
       As reported                                                 $(1,791)  $(6,983)   $(152)
       Pro forma                                                    (1,792)   (7,006)    (270)
     PRO FORMA NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE:
       As reported                                                                     $(0.01)
       Pro forma                                                                        (0.02)

    The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the years ended December 31, 1995, 1996 and 1997: no dividend yield, expected volatility of zero, risk-free interest rates from 5.2% to 7.6% and an expected term of 5 years.

    6. EMPLOYEE 401(k) SAVINGS PLAN:

    Effective January 1, 1996, the Company adopted a defined contribution plan (the "Savings Plan"), available to all full-time employees upon employment. The Savings Plan qualifies for preferential tax treatment under Section 401(a) of Internal Revenue Code. Employee contributions are voluntary and are determined on an individual basis with a maximum annual amount for 1995, 1996 and 1997 equal to 15% of compensation paid during the plan year, not to exceed the annual Internal Revenue Service contribution limitations. All participants are fully vested in their contributions. There were no employer contributions under the Savings Plan.

    7. INCOME TAXES:

    For the years ended December 31, 1995, 1996 and 1997, the tax provision was comprised primarily of a deferred tax benefit which was offset by a valuation allowance of the same amount. The tax provision differed from the expected tax benefit, computed by applying the U.S. Federal statutory rate of 35% to the loss before income taxes, principally due to the effect of increases in the valuation allowance.

    The components of the Company's net deferred tax asset (liability) are as follows (in thousands):

                                                DECEMBER
                                                --------
                                                   31,
                                                   ---
                                           1996         1997
                                           ----         ----
       Deferred tax asset:
       Net operating loss carryforwards      $2,250       $831
       Depreciation                              15         31
       Allowance for doubtful accounts           55        144
       Inventory valuation                      253        412
       Warranty reserve                          23        106
       Accrued liabilities                      196        221
       Deferred revenue                         435      1,547
       Valuation allowance                   (3,227)    (3,292)
                                             ------     ------
           Total net deferred tax asset         $--        $--
                                                ===        ===


    The Company had net operating loss carryforwards to offset future taxable income of approximately $2,260,000 as of December 31, 1997. These net operating loss carryforwards expire through 2011. Under the provisions of the Tax Reform Act of 1986, when there has been a change in an entity's ownership, utilization of net operating loss carryforwards may be limited. The Company's ability to use its net operating losses in future periods may be limited in the event of significant ownership changes. The Company does not believe that the anticipated initial public offering will result in such a limitation. In addition, the Company has research and development tax credit carryforwards of approximately $270,000 to offset future taxable income subject to certain limitations.

    8. COMMITMENTS AND CONTINGENCIES:

    LEASES

    The Company leases office space and office equipment under noncancelable operating leases expiring through October 2001. The Company recorded rent expense of approximately $38,000, $146,000 and $557,000 during 1995, 1996 and 1997, respectively.

    The Company also leases certain equipment under noncancelable capital lease agreements which expire through April 2000. Future minimum lease payments under noncancelable operating and capital leases are as follows (in thousands):

                                                    CAPITAL  OPERATING
                                                    LEASES    LEASES
                                                    ------    ------
     1998                                             $286       $406
     1999                                              233        425
     2000                                               49        639
     2001                                               --        637
                                                        --        ---
               Total minimum lease payments            568     $2,107
                                                               ======
     Interest element of lease payment                (90)
                                                      ---
     Present value of future minimum lease             478
     payments
     Current portion                                 (222)
                                                     ----
     Long-term portion                                $256
                                                      ====

    The Company's office lease required a $230,000 letter of credit through either the 5-year lease term plus two months or ninety days after the registration of the Company's stock on a nationally recognized stock exchange. Effective November 25, 1997, the required letter of credit was reduced to $190,000.

    The required letter of credit decreases on a straight-line basis over the period of the lease to a minimum of $50,000. The Company's letter of credit is collateralized by the line of credit which expires in January 1999 (Note 2). If the line of credit is not extended beyond its current maturity date, the letter of credit will become collateralized by a pledged treasury investment or pledged certificate of deposit for the remaining period in which a letter of credit is required pursuant to the lease agreement.

    During 1995, the Company entered into two sale-leaseback transactions under which equipment with a net book value of approximately $122,000 was sold and leased back under noncancelable capital leases. Proceeds generated from the sale-leaseback transactions totaled approximately $138,000. The gain of $16,000 resulting from the sale has been deferred and is being amortized on a basis consistent with the amortization of the asset.

    During 1997, the Company entered into additional sale-leaseback transactions in which equipment with a net book value of approximately $544,000 was sold and leased back under noncancelable capital leases. Proceeds from the transactions totaled approximately $544,000, resulting in no gain or loss on the transactions.

    LITIGATION

    The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made in the accompanying financial statements.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rockville, Maryland, on the 30th day of March, 1998.

                                         VISUAL NETWORKS, INC.

                                         By:  /s/ SCOTT E. STOUFFER
                                         --------------------------
                                         Scott E. Stouffer
                                         President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the date indicated.

    Each person whose signature appears below in so signing also makes, constitutes and appointed Scott E. Stouffer, Peter J. Minihane and Nancy A. Spangler, and each of them acting alone, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments and post-effective amendments to this Report, with exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

           SIGNATURE               TITLE                          DATE
           ---------               -----                          ----
                                   President, Chief Executive     March 30, 1998
     /s/ SCOTT E. STOUFFER         Officer and Director
     --------------------          (Principal Executive
       Scott E. Stouffer           Officer)

                                   Executive Vice President,      March 30, 1998
     /S/ PETER J. MINIHANE         Chief Financial Officer
     --------------------          and Treasurer (Principal
       Peter J. Minihane           Financial Officer)

     /S/ GRANT G. BEHRMAN          Director                       March 30, 1998
     --------------------
       Grant G. Behrman

      /S/ MARC F. BENSON           Director                       March 30, 1998
      ------------------
        Marc F. Benson

    /S/ THEODORE R. JOSEPH         Director                       March 30, 1998
    ----------------------
       Theodore R. Joseph

     /S/ TED H. MCCOURTNEY         Director                       March 30, 1998
     ---------------------
       Ted H. McCourtney

      /S/ THOMAS A. SMITH          Director                       March 30, 1998
      -------------------
       Thomas A. Smith

     /S/ WILLIAM J. SMITH          Director                       March 30, 1998
     --------------------
       William J. Smith

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

    To the Board of Directors and Stockholders of Visual Networks, Inc.:

    We have audited, in accordance with generally accepted auditing standards, the financial statements of Visual Networks, Inc. (a Delaware corporation) included in this registration statement and have issued our report thereon dated January 9, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in item 16(b) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

    Washington, D.C.
    January 9, 1998

                                                                    Schedule II


                            Visual Networks, Inc.

                      Valuation and Qualifying Accounts
                                (in thousands)

                                                              Additions
                                                               Charged
                                             Balance at       to Costs                            Balance at
                                             Beginning           and                                End of
Description                                  of Period        Expenses          Deductions          Period
-----------                                  ----------       ---------         ----------        ----------
For the year ended December 31, 1995,
  Deducted from assets accounts:
   Allowance for doubtful accounts.........    $ --             $ --              $ --             $ --
For the year ended December 31, 1996,
  Deducted from assets accounts:
   Allowance for doubtful accounts.........      --              250                --              250
For the year ended December 31, 1997,
  Deducted from assets accounts:
   Allowance for doubtful accounts.........     250              142                --              392

                                  EXHIBIT INDEX

                                 EXHIBIT NO.
                                 -----------
                              3.1*             Restated Certificate of Incorporation of the
                                               Registrant.
                              3.2*             Restated By-Laws of the Registrant.
                              10.1*            1994 Stock Option Plan.
                              10.2*            1997 Omnibus Stock Plan.
                              10.3*            Amended and Restated 1997 Directors' Stock Option
                                               Plan.
                              10.4*            Third Amended and Restated Stockholders and
                                               Registration Rights
                                               Agreement, dated as of September 19, 1996, by and
                                               among the Company and
                                               certain stockholders.
                              10.5*+           Reseller/Integration Agreement, dated August 29,
                                               1997, by and between the
                                               Company and MCI Telecommunication Corporation.
                              10.6*+           Master Reseller Agreement, dated as of August 23,
                                               1996, between
                                               Sprint/United Management Company and the Company.
                              10.7*+           General Agreement for the Procurement of
                                               Equipment, Services and Supplies
                                               and the Licensing of Software, dated as of
                                               December 3, 1997, between the
                                               Company and AT&T Corp.
                              10.8*            Lease Agreement, dated December 12, 1996, by and
                                               between the Company and
                                               The Equitable Fire Assurance Society of The United
                                               States.
                              10.9*            Lease Amendment, dated September 2, 1997, by and
                                               between the Company and
                                               The Equitable Fire Assurance Society of The United
                                               States (relating to
                                               Exhibit 10.8).
                              10.10*           Loan and Security Agreement dated April 5, 1996,
                                               by and between Silicon
                                               Valley Bank and the Company.
                              10.11*           Revolving Promissory Note issued by the Company on
                                               April 5, 1996, to
                                               Silicon Valley Bank.
                              10.11.1*         Equipment Term Note No. 1 issued by the Company on
                                               April 5, 1996, to
                                               Silicon Valley Bank.
                              10.11.2*         First Amendment to Loan and Security Agreement
                                               dated November 8, 1996, by
                                               and between Silicon Valley Bank and the Company
                                               (relating to Exhibit
                                               10.10).
                              10.11.3*         Second Amendment to Loan and Security Agreement
                                               dated February 27, 1997,

                                               by and between Silicon Valley Bank and the Company
                                               (relating to Exhibit
                                               10.10).
                              10.12*           Standby Letter of Credit Agreement, dated December
                                               10, 1996 by and
                                               between the Company and Silicon Valley Bank.
                              10.12.1*         Amendment No. 1 to Standby Letter of Credit
                                               Agreement dated September 5,
                                               1997, by and between the Company and Silicon
                                               Valley Bank (relating to
                                               Exhibit 10.12).
                              10.13*           Employment Agreement dated December 15, 1994, by
                                               and between the Company
                                               and Scott E. Stouffer, as amended.
                              10.14*           Employment Agreement dated December 15, 1994, by
                                               and between the Company
                                               and Robert Troutman, as amended.
                              10.15*           Terms of Employment dated June 11, 1997, by and
                                               between the Company and
                                               Peter J. Minihane, as amended.
                              10.16*           Terms of Employment dated March 5, 1997, by and
                                               between the Company and
                                               Henri A. Cheli, as amended.
                              10.17*           Terms of Employment dated November 12, 1996, by
                                               and between the Company
                                               and Gregory J. Langford, as amended.
                              10.18*           Loan and Security Agreement dated January 8, 1998,
                                               by and between Silicon
                                               Valley Bank and the Company.
                              10.18.1*         Revolving Promissory Note issued by the Company as
                                               of January 8, 1998, to
                                               Silicon Valley Bank.
                              16.1*            Letter regarding change in certified accountants.
                              23.1             Consent of Arthur Andersen LLP., dated March 30
                                               1998.
                                               hereto).
                              24.1             Power of Attorney (included in signature pages).
                              27               Financial Data Schedule.

----------

* Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-41517.

+ Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 406 of the Act, filed on December 22, 1997, January 28, 1998 and February 4, 1998.