Form 10-Q
period 1998-03-31
VISUAL NETWORKS INC
filed 1998-05-15
CIK 1000495

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-23699

                              VISUAL NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         52-1837515
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

           2092 GAITHER ROAD, ROCKVILLE, MD.                  20850
        (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (301) 296-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes x No
                                      ---   ---

As of May 12, 1998, 17,778,385 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                              VISUAL NETWORKS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

                         PART I . FINANCIAL INFORMATION

Item 1.           Financial Statements:                                                                           Page
                                                                                                                  ----
                  Balance Sheets
                  March 31, 1998 and December 31, 1997                                                                3

                  Statements of Operations
                  Three months ended March 31, 1998 and 1997                                                          4

                  Statements of Cash Flows
                  Three months ended March 31, 1998 and 1997                                                          5

                  Notes to Financial Statements                                                                       6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                          10

                           PART II. OTHER INFORMATION

Items 1. - 6.                                                                                                        15


Signatures                                                                                                           16

PART I: FINANCIAL INFROMATION

ITEM 1: FINANCIAL STATEMENTS

                              Visual Networks, Inc.

                                 Balance Sheets
                (in thousands, except share and per share data)

                                                                                             March 31,
                                                           Assets                              1998             December 31,
Current assets:                                                                             (unaudited)             1997
                                                                                            -----------         ------------
  Cash and cash equivalents ......................................................             $52,958               $8,693
  Accounts receivable, net of allowance of $405 and $392, respectively ...........               3,460                2,918
  Inventory ......................................................................               3,575                2,681
  Other current assets ...........................................................                 477                  567
                                                                                            -----------         ------------
      Total current assets .......................................................              60,470               14,859
Property and equipment, net ......................................................               1,818                1,507
                                                                                            -----------         ------------
       Total assets ..............................................................             $62,288              $16,366
                                                                                            ===========         ============

                                             Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued expenses ..........................................              $3,473               $3,171
  Customer deposits ..............................................................               2,914                3,068
  Accrued compensation ...........................................................                 853                1,448
  Deferred revenue ...............................................................               4,823                4,913
  Current portion of capital lease obligation ....................................                 223                  222
                                                                                            -----------         ------------
     Total current liabilities ...................................................              12,286               12,822
Capital lease obligation, net of current portion .................................                 199                  256
                                                                                            -----------         ------------
     Total liabilities ...........................................................              12,485               13,078
                                                                                            -----------         ------------

Redeemable convertible preferred stock:
  Series B, Series C, Series D and Series E redeemable convertible cumulative preferred stock, $.01 par value, 7,229,438 shares authorized in aggregate,
     7,228,473 issued and outstanding as of December 31, 1997 (aggregate
     liquidation preference of $14,484 as of December 31, 1997) ...................                  -               14,855

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued
     and outstanding .............................................................                   -                    -
  Series A convertible preferred stock, $.01 par value, 347,070 shares authorized,
     347,070 shares issued and outstanding as of December 31, 1997 (aggregate
     liquidation preference of $149 as of December 31, 1997) .....................                   -                    3
  Common stock, $.01 par value, 50,000,000 shares authorized, 17,762,257 and
     2,955,704 shares issued and outstanding as of March 31, 1998 and
     December 31, 1997, respectively .............................................                 178                   29
  Deferred compensation ..........................................................                (235)                (247)
  Additional paid-in capital .....................................................              60,906                  528
  Accumulated deficit ............................................................             (11,046)             (11,880)
                                                                                            -----------         ------------
     Total stockholders' equity ..................................................              49,803              (11,567)
                                                                                            -----------         ------------
      Total liabilities and stockholders' equity .................................             $62,288              $16,366
                                                                                            ===========         ============


                 See accompanying notes to financial statements.

                             Visual Networks, Inc.


                           Statements of Operations
                                  (unaudited)
                (in thousands, except share and per share data)


                                                          For the three months ended March 31,
                                                          --------------------------------------
                                                                1998                1997
                                                          -----------------    -----------------

Revenues ............................................             $9,162              $3,079
Cost of goods sold ..................................              2,968               1,051
                                                            ------------        ------------
   Gross profit .....................................              6,194               2,028
                                                            ------------        ------------

Operating expenses:
  Research and development ..........................              1,594                 880
  Sales and marketing ...............................              2,781               2,063
  General and administrative ........................                750                 483
                                                            ------------        ------------
   Total operating expenses .........................              5,125               3,426
                                                            ------------        ------------
Income (loss) from operations .......................              1,069              (1,398)
Interest income, net ................................                431                   8
                                                            ------------        ------------
Income (loss) before income taxes ...................              1,500              (1,390)
Income taxes ........................................                495                   -
                                                            ------------        ------------
Net income (loss) ...................................              1,005              (1,390)
Preferred dividends and accretion ...................               (142)               (364)
                                                            ============        ============
Net income (loss) applicable to common shareholders .               $863             ($1,754)
                                                            ============        ============
Basic earnings (loss) per common share ..............              $0.08              ($0.62)
                                                            ============        ============
Diluted earnings (loss) per common share ............              $0.06              ($0.62)
                                                            ============        ============
Pro forma diluted earnings (loss) per common share ..              $0.06              ($0.10)
                                                            ============        ============
Basic weighted average shares outstanding ...........         10,866,379           2,834,538
                                                            ============        ============
Diluted weighted average shares outstanding .........         17,403,610           2,834,538
                                                            ============        ============
Pro forma diluted weighted average shares outstanding         17,403,610          13,440,273
                                                            ============        ============


                 See accompanying notes to financial statements.

                              Visual Networks, Inc.

                            Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                                                 For the three months ended
                                                                                          March 31,
                                                                         -------------------------------------
                                                                                 1998              1997
                                                                         -----------------    ----------------

Cash flows from operating activities:
Net Income (loss) .....................................................       $  1,005           ($ 1,390)
Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
     Depreciation and amortization ....................................            191                 99
     Deferred compensation ............................................             12               -
Changes in assets and liabilities--
     Accounts receivable ..............................................           (542)               268
     Inventory ........................................................           (894)               367
     Other current assets .............................................             90                (53)
     Accounts payable and accrued expenses ............................            302                484
     Customer deposits ................................................           (154)                 0
     Accrued compensation .............................................           (595)              (376)
     Deferred revenue .................................................            (90)               545
                                                                              --------           --------
          Net cash used in operating activities .......................           (675)               (56)
                                                                              --------           --------

Cash flows from investing activities:
     Expenditures for property and equipment ..........................           (505)              (145)
                                                                              --------           --------
          Net cash used in investing activities .......................           (505)              (145)
                                                                              --------           --------

Cash flows from financing activities:
     Proceeds from issuance of common stock - option exercises ........             84                  6
     Proceeds from issuance of common stock in initial public offering,
          net of offering costs .......................................         45,447              -
     Payment of Series A dividends ....................................            (30)                 0
     Principal payments on capital lease obligations ..................            (56)               (13)
                                                                              --------           --------
          Net cash provided by (used in) financing activities .........         45,445                 (7)
                                                                              --------           --------

Net increase (decrease) in cash and cash equivalents ..................         44,265               (208)
Cash and cash equivalents, beginning of period ........................          8,693              3,404
                                                                              ========           ========
Cash and cash equivalents, end of period ..............................       $ 52,958           $  3,196
                                                                              ========           ========

Supplemental cash flow information:
Cash paid for interest ................................................       $     20           $     25
                                                                              ========           ========


                 See accompanying notes to financial statements.

                              VISUAL NETWORKS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998

(1)        NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Visual Networks, Inc. (the "Company") is engaged in developing, manufacturing and marketing wide-area-network service level management systems. The Company's operations are subject to certain risks and uncertainties including, among others, successful implementation of the Company's sales and distribution model, dependence on a very limited number of significant customers, rapidly changing technologies, current and potential competitors with greater financial, technological, production, and marketing resources, dependence on key management personnel, limited protection of intellectual property and proprietary rights, uncertainty of future profitability and possible fluctuations in financial results.

FINANCIAL STATEMENT PRESENTATION

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's prospectus dated February 5, 1998 and its Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, the comparative financial statements for the fiscal periods presented herein include all adjustments that are normal and recurring which are necessary for a fair statement of the results for the interim periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

REVENUE RECOGNITION

The Company generally recognizes revenue from sales of its products upon delivery and passage of title to the customer. Revenue is recognized provided that no significant obligations remain and that collection of the resulting receivable is probable. Where agreements provide for evaluation or customer acceptance, the Company recognizes revenue upon completion of the evaluation process and acceptance of the product by the customer. Maintenance contracts call for the Company to provide technical support and software updates to customers. The Company recognizes product support and maintenance revenue, including maintenance revenue that is bundled with product sales, ratably over the term of the contract period, which ranges from one to three years.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are currently invested in short-term U.S. Treasury obligations and repurchase agreements collateralized by U.S. Treasury securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of current assets and current liabilities approximate fair value because of the relatively short maturities of these instruments.

INVENTORY

Inventory is stated at the lower of average cost or market. Inventory consists of the following (in thousands):

                                                           March 31,         December 31,
                                                             1998                1997
                                                           ------------------------------
      Raw materials.................................       $  331               $  221
      Work-in progress..............................          711                  471
      Finished goods................................        2,533                1,989
                                                           ------------------------------
                                                           $3,575               $2,681

INCOME TAXES

The Company accounts for income taxes in accordance with Statements of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

Income tax expense for the three months ended March 31, 1998 was calculated utilizing an effective tax rate of 33%. This rate reflects the expected benefit of the utilization of net operating loss carryforwards to offset taxable income for the year ended December 31, 1998.

BASIC, DILUTED AND PRO FORMA EARNINGS PER COMMON SHARE

The Company has implemented SFAS No. 128, "Earnings Per Share" for 1998. This pronouncement requires dual presentation of basic and diluted earnings or loss per share. Basic earnings or loss per share includes no dilution and is computed by dividing reported earnings available to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 1997, options to purchase 1,296,976 shares of common stock that were outstanding at March 31, 1997 were not included in the computation of diluted loss per share as their effect would have been anti-dilutive. The effect of preferred stock convertible into 10,605,735 shares of common stock has also not been included in the computation of diluted loss per share as such effect would have been anti-dilutive. As a result, the basic and diluted loss per share amounts are identical for the three months ended March 31, 1997. Pro forma net income (loss) per share has been presented since the conversion of the preferred stock into common stock at the time of the initial public offering has a significant effect on the calculation. Pro forma earnings or loss per common share is computed by dividing net income or loss for the respective periods by the pro forma weighted average shares outstanding, which includes the assumed conversion of all outstanding convertible preferred stock into common stock. See Exhibit 11.1 for the calculation of earnings or loss per common share.

(2)        NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements become effective for the Company's 1998 financial statements. The adoption of these new pronouncements will not have a material impact on the Company's results of operations, financial position or cash flows.

(3)        INITIAL PUBLIC OFFERING

In February 1998, the Company completed an initial public offering ("IPO") of 4,025,000 shares of the Company's common stock, par value $.01, resulting in net proceeds of approximately $45.4 million. All of the shares sold were issued and sold by the Company. Concurrent with the offering, the Series A convertible preferred stock and its Series B, C, D, and E redeemable convertible preferred stock were converted into 485,890 and 10,119,845 shares of common stock, respectively.

(4)        SUBSEQUENT ACQUISTION

On April 16, 1998, the Company announced the execution of a definitive merger agreement to acquire Net2Net Corporation ("Net2Net"), a provider of Asynchronous Transmission Mode ("ATM") analysis and management systems. The acquisition combines the Company's Visual UpTime, a service level management system for frame relay and IP networks, with Net2Net's high-speed ATM management and analysis platform. The combination of the two product offerings will allow the Company to provide its customers with a single-vendor solution for end-to-end service level management, encompassing frame relay, IP and ATM at speeds ranging from 56Kbps up to OC-3, both at the service demarcation and in the core backbone.

Under the terms of the merger agreement, the Company will issue 2,250,000 shares of the Company's common stock in exchange for all of the equity of Net2Net. Based on the April 15, 1998 closing price of the Company's common stock, the transaction is valued at approximately $70 million. The transaction is to be accounted for as a pooling of interests and is to be treated as a tax-free reorganization for federal tax purposes. The transaction has been approved by both companies' Boards of Directors and is expected to close within 60 days, subject to approval of Net2Net stockholders and other customary closing conditions.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

OVERVIEW

Visual Networks, Inc. (the "Company) designs, manufactures and sells wide-area-network ("WAN") service level management systems for statistically multiplexed technologies such as frame relay and IP/Internet. The Company's Visual UpTime system combines WAN access functionality with innovative software for performance monitoring, troubleshooting and network planning. Visual UpTime provides instrumentation for network performance measurement and analysis that allows WAN service providers ("providers") to achieve service levels required by their customers ("subscribers") and to lower operating costs associated with statistically multiplexed services. The availability of performance monitoring and troubleshooting instrumentation also allows subscribers to verify service levels being supplied by their WAN provider and monitor traffic traversing the WAN, a requirement for many subscribers wishing to use statistically multiplexed services to carry mission-critical data traffic.

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

During 1995 and 1996, most of the Company's sales were to subscribers. In August 1996, the Company entered into a master reseller agreement with Sprint/United Management Company ("Sprint"), resulting in the Company's products shipping through Sprint to subscribers. In October of 1997, the Company entered into a similar master reseller agreement with MCI, which also resulted in shipments of the Company's products through MCI to subscribers. In December 1997, the Company entered into an agreement with AT&T, which will result in the sale of the Company's products to AT&T for deployment as part of AT&T's infrastructure. During 1997 and the first quarter of 1998, the Company has expanded its sales force and distribution capabilities in order to sell Visual UpTime directly to providers as part of their network infrastructure, similar to the current arrangement that the Company has with AT&T.

The Company currently contracts with third parties for board assembly and has a manufacturing operation that performs final assembly, testing and shipping of its product at its facility in Rockville, Maryland. The Company anticipates maintaining a portion of its internal manufacturing function for the forseeable future, but is exploring opportunities with contract manufacturers to have its products assembled, tested and shipped at a third party location.

On April 16, 1998, the Company announced the execution of a definitive merger agreement to acquire Net2Net. Consummation of this transaction will affect the future results of the operations reported by the Company. See Item 1: Financial Statements, Note 4.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1997


REVENUE. The Company recognized $9.2 million in revenue for the three months ended March 31, 1998, a 197% increase over revenue of $3.1 million reported for the three months ended March 31, 1997. The increase was due primarily to acceptance of Visual UpTime in the frame relay market, with a significant increase in sales to providers, particularly Sprint. Sales to providers accounted for approximately 58% of the revenue for the three months ended March 31, 1998 as compared to approximately 30% for the same period in 1997. Revenue from Sprint totaled approximately 44% and 22% of the revenues for the three months ended March 31, 1998 and 1997, respectively.

GROSS PROFIT. Cost of goods sold consists of component parts, direct compensation costs, warranty and other contractual obligations, royalties, license fees and other overhead expenses related to manufacturing operations. Gross profit was $6.2 million for the three months ended March 31, 1998, as compared to $2.0 million for the three months ended March 31, 1997, an increase of $4.2 million. Gross margin was 67.6% for thee three months ended March 31, 1998, as compared to 65.9% for the same period in 1997. The increase in gross margin percentage was due primarily to product cost reductions. The Company's future gross margins may be affected by the product mix and by the amount of sales to providers. The Company's future gross margins also may be adversely affected by a number of factors, including competitive pricing, manufacturing volumes, and an increase in component parts.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists of compensation for research and development staff, depreciation of test and development equipment, certain software development costs and costs of prototype materials. Research and development expense was $1.6 million for the three months ended March 31, 1998 as compared to $0.9 million for the three months ended March 31, 1997, an increase of $0.7 million. The increase in research and development expense was due primarily to increased staffing levels and, to a lesser extent, purchases of materials used in the development of new or enhanced products. Research and development expense was 17.4% and 28.6% of revenue for the three months ended March 31, 1998 and 1997, respectively. The Company expects that research and development expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during 1998 and thereafter. The increase in absolute dollars will support continued development of new and enhanced products and the exploration of new or complementary technologies.

SALES AND MARKETING EXPENSE. Sales and marketing expense consists of compensation for the sales and marketing staff, commissions, pre-sales support, travel and entertainment expense, trade shows and other marketing programs. Sales and marketing expense was $2.8 million for the three months ended March 31, 1998 as compared to $2.1 million for the three months ended March 31, 1997, an increase of $0.7 million. The increase in sales and marketing expense was due primarily to increased staffing levels and related costs, such as commissions. Sales and marketing expense was 30.4% and 67.0% of revenue for the three months ended March 31, 1998 and 1997, respectively. The Company expects that sales and marketing expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during 1998 and thereafter. The increase in absolute dollars is expected to be incurred as additional personnel are hired, field offices are opened and promotional expenditures increase to allow the Company to increase its market penetration and to pursue market opportunities.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists of finance, administration and general management activities. General and administrative expense was $0.8 million for the three months ended March 31, 1998 as compared to $0.5 million for the three months ended March 31, 1997, an increase of $0.3 million. The increase in general and administrative expense was due primarily to increased staffing levels. General and administrative expense was 8.2% and 15.7% of revenue for the three months ended March 31, 1998 and 1997, respectively. The Company expects that general and administrative expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during 1998 and thereafter. The increase in absolute dollars is expected to be required for the expansion of the Company's administrative staff and internal systems to support expanding operations and operating as a public company.

INTEREST INCOME, NET. Interest income, net for the three months ended
March 31, 1998 was approximately $431,000 as compared to $8,000 for the three months ended March 31, 1997. The increase was due to the significant increase in cash and cash equivalents between periods resulting from the proceeds of the Company's initial public offering in February 1998.

PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended March 31, 1998 totaled approximately $495,000. For the three months ended March 31, 1997, the income tax provision was comprised primarily of a deferred tax benefit related to operating losses incurred which was offset by a valuation allowance. The effective tax rate of 33% for the three months ended March 31, 1998 reflects the expected utilization of net operating loss carryforwards eligible to offset taxable income.

NET INCOME (LOSS). Net income for the three months ended March 31, 1998 was $1.0 million as compared to a net loss of $1.4 million for the same period in 1997, an increase of $2.4 million. This increase was due primarily to the revenue, gross profit and interest income increases described above offset by the increased operating expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended March 31, 1998, the Company's combined balance of cash and cash equivalents increased from $8.7 million to $53.0 million, an increase of $44.3 million. This increase is primarily attributed to the $45.4 million in net proceeds that the Company received from the sale of common stock in its IPO in February 1998. During the three months ended March 31, 1998, $1.2 million of cash was used (excluding the proceeds from the IPO), primarily to fund inventory purchases, to purchase computer and other equipment and to pay bonuses and commissions related to the year ended December 31, 1997.

On April 16, 1998, the Company entered into a definitive merger agreement to acquire Net2Net in a stock transaction to be accounted for as a pooling of interests. This transaction is subject to customary closing conditions and is expected to close within 60 days. The Company expects merger and restructuring costs related to this transaction of approximately $10 million, which will result in a significant use of cash by the Company during 1998.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company raised $45.4 million (net of issuance costs), in its IPO in February 1998. The Company has also had four consecutive quarters of profitability, and generated cash of $5.3 million in the year ended December 31, 1997. The Company also has a $7.0 million line of credit with a bank. As of March 31, 1998, there were no borrowings outstanding under this bank credit facility. The Company requires substantial working capital to fund its business, particularly to finance inventories, accounts receivable, research and development and capital expenditures. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products and market acceptance of the Company's products. The Company believes that its current cash position combined with the $7.0 million line of credit are sufficient to meet its capital expenditures and working capital requirements for the next 18 to 24 months. The Company may consider from time to time various alternatives and may seek to raise additional capital through equity or debt financing or to enter into strategic agreements. There can be no assurance, however, that any of such financing alternatives will be available on terms acceptable to the Company, if at all.

The market for the Company's products is growing rapidly and the Company's business environment is characterized by rapid technological changes, changes in customer requirements and new emerging market segments. Consequently, to compete effectively, the Company must make frequent new product introductions and enhancements and deploy sales and marketing resources to take advantage of new business opportunities. The Company's operations are also subject to certain other risks and uncertainties including, among other things, the effectiveness of actual and potential competition, the success of the Company's relationships with its current strategic partners, the continued development of reseller relationships with new service providers, and the risks associated with acquisitions and international expansion. Failure to meet any of these challenges could adversely affect future operating results.

Although a significant majority of the Company's sales to date have been made to customers in the United States and Canada, the Company intends to increase its sales efforts in international markets. The Company plans to sell its products to international customers at prices denominated in U.S. dollars. However, if the company experiences material levels of sales at prices not denominated in U.S. dollars, the Company intends to adopt a strategy to hedge against currency fluctuations.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The foregoing discussion contains forward-looking information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those sections. The Company assumes no obligations to update the information contained in this press release. The Company's future results may be impacted by various important factors including, but not limited to, its ability to implement its provider deployment model, its lengthy sales cycle, dependence on its major customers, risks associated with rapid technological change and the emerging services market, potential fluctuations in quarterly results, its dependence on sole and limited source suppliers and fluctuations in component pricing and its dependence on key employees and other risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                           PART II-- OTHER INFORMATION

Item 1.    Legal Proceedings................................................None

Item 2.    Changes in Securities............................................None

Item 3.    Defaults upon Senior Securities..................................None

Item 4.    Submission of Matters to Vote of Security Holders................None

Item 5.    Other Information................................................None

Item 6.    (a) Exhibits

Exhibit
Number                           Description
------        ---------------------------------------------------------------
3.1*          Restated Certificate of Incorporation of the Registrant.
3.2*          Restated By-Laws of the Registrant.
10.1*         1994 Stock Option Plan.
10.2*         1997 Omnibus Stock Plan.
10.3*         Amended and Restated 1997 Directors' Stock Option Plan.
10.4*         Third Amended and Restated Stockholders and Registration Rights
              Agreement, dated as of September 19, 1996, by and among the
              Company and certain stockholders.
10.5**        Reseller/Integration Agreement, dated August 29, 1997, by and between the Company and MCI Telecommunication Corporation.
10.6**        Master Reseller Agreement, dated as of August 23, 1996, between
              Sprint/United Management Company and the Company.
10.7**        General Agreement for the Procurement of Equipment, Services and
              Supplies and the Licensing of Software, dated as of December 3,
              1997, between the Company and AT&T Corp.
10.8*         Lease Agreement, dated December 12, 1996, by and between the
              Company and The Equitable Fire Assurance Society of The United
              States.
10.9*         Lease Amendment, dated September 2, 1997, by and between the
              Company and The Equitable Fire Assurance Society of The United
              States (relating to Exhibit 10.8).
10.10*        Loan and Security Agreement dated April 5, 1996, by and between
              Silicon Valley Bank and the Company.
10.11*        Revolving Promissory Note issued by the Company on April 5, 1996, to Silicon Valley Bank.
10.11.1*      Equipment Term Note No. 1 issued by the Company on April 5, 1996, to Silicon Valley Bank.
10.11.2*      First Amendment to Loan and Security Agreement dated November 8,
              1996, by and between Silicon Valley Bank and the Company (relating to Exhibit 10.10).
10.11.3*      Second Amendment to Loan and Security Agreement dated February 27,
              1997, by and between Silicon Valley Bank and the Company (relating to Exhibit 10.10).
10.12*        Standby Letter of Credit Agreement, dated December 10, 1996 by and between the Company and Silicon Valley Bank.
10.12.1*      Amendment No. 1 to Standby Letter of Credit Agreement dated
              September 5, 1997, by and between the Company and Silicon Valley
              Bank (relating to Exhibit 10.12).
10.13*        Employment Agreement dated December 15, 1994, by and between the
              Company and Scott E. Stouffer, as amended.
10.14*        Employment Agreement dated December 15, 1994, by and between the
              Company and Robert Troutman, as amended.
10.15*        Terms of Employment dated June 11, 1997, by and between the
              Company and Peter J. Minihane, as amended.
10.16*        Terms of Employment dated March 5, 1997, by and between the
              Company and Henri A. Cheli, as amended.
10.17*        Terms of Employment dated November 12, 1996, by and between the
              Company and Gregory J. Langford, as amended.
10.18*        Loan and Security Agreement dated January 8, 1998, by and between
              Silicon Valley Bank and the Company.
10.18.1*      Revolving Promissory Note issued by the Company as of January 8,
              1998, to Silicon Valley Bank.
11.1          Statement of computation of loss per share.
27            Financial Data Schedule.

----------

* Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-41517.

** Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 406 of the Act, filed on December 22, 1997, January 28, 1998 and February 4, 1998.

           (b) Reports on Form 8-K

                      The Company filed a Current Report on Form 8-K on April 20, 1998, reporting as an Item 5 Event the execution of a definitive merger agreement with Net2Net Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Visual Networks, Inc.
                               ----------------------

May 14, 1998                   By: /s/ Scott S. Stouffer
                                   ---------------------
                               Scott S. Stouffer
                               Chief Executive Officer and President

May 14, 1998                   By: /s/ Peter J. Minihane
                                   ---------------------
                               Peter J. Minihane
                               Executive Vice President, Chief Financial Officer
                                 and Treasurer (principal financial and
                                 accounting officer)