Form 10-Q
period 1998-06-30
VISUAL NETWORKS INC
filed 1998-08-14
CIK 1000495

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                                   (MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 000-23699

                            -------------------------

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

As of August 6, 1998, 19,958,421 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                              VISUAL NETWORKS, INC.


      QUARTERLY REPORT ON FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 1998


                                TABLE OF CONTENTS


                                                                                    PAGE
                                                                                    ----

PART I . FINANCIAL INFORMATION

Item 1.                  Financial Statements
                         Consolidated Balance Sheets
                         June 30, 1998 and December 31, 1997                            1

                         Consolidated Statements of Operations
                         Three and six months ended June 30, 1998 and 1997              2

                         Consolidated Statements of Cash Flows
                         Six months ended June 30, 1998 and 1997                        3

                         Notes to Consolidated Financial Statements                     4

Item 2.                  Management's Discussion and Analysis of Financial
                         Condition And Results of Operations                            7

PART II. OTHER INFORMATION

Items 1. - 6.                                                                          13


Signatures                                                                             16

                         PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                             VISUAL NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                      JUNE 30,          DECEMBER 31,
                                                 ASSETS                                                1998                1997
                                                                                                       ----                ----
                                                                                                    (UNAUDITED)
   current assets:
      Cash and cash equivalents.................................................................  $    48,556         $     8,902
      Accounts receivable, net of allowance of $489 and $412, respectively......................        4,154               3,559
      Inventory.................................................................................        4,325               3,724
      Other current assets......................................................................        1,173                 602
                                                                                                  -----------         -----------
         Total current assets...................................................................       58,208              16,787
    Property and equipment, net.................................................................        3,262               1,824
                                                                                                  -----------         -----------
         Total assets...........................................................................  $    61,470         $    18,611
                                                                                                  ===========         ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
      Accounts payable and accrued expenses.....................................................  $    11,984         $     5,794
      Customer deposits.........................................................................        1,954               3,068
      Accrued compensation......................................................................        1,320               1,606
      Deferred revenue..........................................................................        5,141               5,211
      Bank line of credit.......................................................................             -                126
      Loan payable to stockholder...............................................................          500                 500
      Current portion of capital lease obligation...............................................          332                 379
                                                                                                  -----------         -----------
         Total current liabilities..............................................................       21,231              16,684
    Capital lease obligation, net of current portion............................................          228                 374
                                                                                                  -----------         -----------
         Total liabilities......................................................................       21,459              17,058
                                                                                                  -----------         -----------

    Redeemable convertible preferred stock:
      Series B, Series C, Series D and Series E redeemable convertible cumulative preferred stock, $.01 par value, 7,229,438 shares authorized in aggregate, 7,228,473 issued and outstanding as of December 31, 1997
         (aggregate liquidation preference of $14,484 as of December 31, 1997)..................            -              14,855
                                                                                                  -----------         -----------
    Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued
         or outstanding.........................................................................            -                   -
      Series A convertible preferred stock, $.01 par value, 347,070 shares authorized, issued and outstanding as of December 31, 1997 (aggregate
         liquidation preference of $149 as of December 31, 1997)................................            -                   3
      Common stock, $.01 par value, 50,000,000 shares authorized, 19,886,099 and
         5,005,140 shares issued and outstanding as of June 30, 1998 and
         December 31, 1997, respectively........................................................          199                  50
      Deferred compensation.....................................................................         (227)               (247)
      Additional paid-in capital................................................................       73,306              12,783
      Accumulated deficit.......................................................................      (33,267)            (25,891)
                                                                                                  -----------         -----------
         Total stockholders' equity (deficit)...................................................       40,011             (13,302)
                                                                                                  -----------         -----------
         Total liabilities and stockholders' equity  ...........................................  $    61,470         $    18,611
                                                                                                  ===========         ===========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              VISUAL NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                            FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                                     JUNE 30,                             JUNE 30,
                                                        ---------------------------------    ---------------------------------
                                                            1998                  1997           1998                 1997
                                                        ------------         ------------    ------------         ------------
Revenues .......................................        $     11,979         $      6,229    $     22,306         $     10,217
Cost of good sold ..............................               4,360                2,422           8,901                4,127
                                                        ------------         ------------    ------------         ------------
     Gross profit ..............................               7,619                3,807          13,405                6,090
                                                        ------------         ------------    ------------         ------------

Operating expenses:
   Research and development ....................               2,488                1,697           4,915                3,281
   Sales and marketing .........................               3,589                3,012           7,287                5,851
   General and administrative ..................                 926                  770           2,116                1,460
   Merger-related costs ........................               7,347                    -           7,347                    -
                                                        ------------         ------------    ------------         ------------
     Total operating expenses ..................              14,350                5,479          21,665               10,592
                                                        ------------         ------------    ------------         ------------
   Loss from operations ........................              (6,731)              (1,672)         (8,260)              (4,502)
   Interest income net .........................                 666                   29            1055                   66
                                                        ------------         ------------    ------------         ------------
   Loss before income taxes ....................              (6,065)              (1,643)         (7,205)              (4,436)
   Income taxes ................................                 495                    -               -                    -
                                                        ------------         ------------    ------------         ------------
   Net loss ....................................              (5,570)              (1,643)         (7,205)              (4,436)
   Preferred dividends and accretion ...........                   -                 (365)           (144)                (729)
                                                        ------------         ------------    ------------         ------------
   Net loss applicable to common
      shareholders .............................        $     (5,570)        $     (2,008)   $     (7,349)        $     (5,165)
                                                        ============         ============    ============         ============
   Basic and diluted net loss per common
      share ....................................        $      (0.28)        $      (0.41)   $      (0.45)        $      (1.06)
                                                        ============         ============    ============         ============
   Basic and diluted weighted average
      shares outstanding .......................          19,846,267            4,900,581      16,401,905            4,879,780
                                                        ============         ============    ============         ============
   Pro forma diluted loss per
      common share .............................        $      (0.28)        $      (0.13)   $      (0.38)        $      (0.29)
                                                        ============         ============    ============         ============
   Pro forma diluted weighted average
      shares outstanding .......................          19,846,267           15,506,316      18,862,904           15,485,515
                                                        ============         ============    ============         ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              VISUAL NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           FOR THE SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                    ---------------------------------------
                                                                                         1998                    1997
                                                                                    ---------------        ----------------

Cash flows from operating activities:
Net Loss ...........................................................................  $ (7,205)               $ (4,436)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization .................................................       598                     438
Changes in assets and liabilities--
     Accounts receivable ...........................................................      (595)                   (939)
     Inventory .....................................................................      (601)                   (376)
     Other current assets ..........................................................      (572)                   (177)
     Accounts payable and accrued expenses .........................................     6,190                   2,327
     Customer deposits .............................................................    (1,114)                      -
     Accrued compensation ..........................................................      (286)                   (123)
     Deferred revenue ..............................................................       (70)                  1,220
                                                                                      --------                --------
          Net cash used in operating activities ....................................    (3,655)                 (2,066)
                                                                                      --------                --------

Cash flows from investing activities:
     Proceeds from sale leaseback transactions .....................................         0                     473
     Expenditures for property and equipment .......................................    (2,015)                   (730)
                                                                                      --------                --------
          Net cash used in investing activities ....................................    (2,015)                   (257)
                                                                                      --------                --------

Cash flows from financing activities:
     Exercise of stock options .....................................................       225                      12
     Proceeds from issuance of common stock, net of issuance
        net of offering costs ......................................................    45,448                      44
     Net repayments under credit agreements ........................................      (126)                      -
     Payment of Series A dividends .................................................       (30)                      -
     Principal payments on capital lease obligations ...............................      (193)                    (97)
                                                                                      --------                --------
          Net cash provided by (used in) financing activities ......................    45,324                     (41)
                                                                                      --------                --------

Net increase (decrease) in cash and cash equivalents ...............................    39,654                  (2,364)
Cash and cash equivalents, beginning of period .....................................     8,902                   7,551
                                                                                      ========                ========
Cash and cash equivalents, end of period ...........................................  $ 48,556                $  5,187
                                                                                      ========                ========

Supplemental cash flow information:
Cash paid for interest .............................................................  $    125                $     70
                                                                                      ========                ========
Cash paid for income taxes .........................................................  $    495                $      -
                                                                                      ========                ========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              VISUAL NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998


(1)         NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

            Visual Networks, Inc. ("Visual") is engaged in developing, manufacturing and marketing wide-area-network service level management systems. Visual's operations are subject to certain risks and uncertainties, including among others, successful implementation of the Visual sales and distribution model, dependence on significant customers, rapidly changing technology, current and potential competitors with greater financial, technological, production, and marketing resources, dependence on sole and limited source suppliers, dependence on key management personnel, limited protection of intellectual property and proprietary rights, integration of its recent acquisition of Net2Net
Corporation ("Net2Net"), uncertainty of future profitability and possible fluctuations in financial results.

FINANCIAL STATEMENTS PRESENTATION

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

            These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's registration statement on Form S-1 dated August 5, 1998 and its Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, the comparative financial statements for the fiscal periods presented herein include all adjustments that are normal and recurring which are necessary for a fair statement of the results for the interim periods. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

            On May 15, 1998, Visual acquired Net2Net in a merger transaction accounted for as a pooling of interests. Net2Net is engaged in developing, manufacturing and marketing Asynchronous Transfer Mode ("ATM") wide-area-network management and analysis systems. The accompanying consolidated financial statements have been retroactively restated to reflect the combined financial position and combined results of operations and cash flows for all periods presented, giving effect to the acquisition as if it had occurred at the beginning of the earliest period presented.

CASH AND CASH EQUIVALENTS

            The Company considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

            The carrying values of current assets and current liabilities approximate fair value because of the relatively short maturities of these instruments.

                              VISUAL NETWORKS, INC.

                                  JUNE 30, 1998

REVENUE RECOGNITION

            The Company generally recognizes revenue from the sale or license of its products upon delivery and passage of title to the customer. Where agreements provide for evaluation or customer acceptance, the Company recognizes revenue upon the completion of the evaluation process and acceptance of the product by the customer. Maintenance contracts call for the Company to provide technical support and software updates to customers. The Company recognizes product support and maintenance revenue, including maintenance revenue that is bundled with product sales, ratably over the term of the contract period, which generally ranges from one to three years.


INVENTORY

            Inventory is stated at the lower of average cost or market. Inventory consists of the following (in thousands):

                                               DECEMBER 31, 1997       JUNE 30, 1998
                                               -----------------       -------------
Raw materials ................................     $  439                 $  797
Work-in-progress .............................        635                  1,449
Finished goods ...............................      2,650                  2,079
                                                   ------                 ------
                                                   $3,724                 $4,325
                                                   ======                 ======

INCOME TAXES

            The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

            In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

            Options to purchase 2,101,686 and 1,681,265 shares of common stock that were outstanding at June 30, 1998 and 1997, respectively, were not included in the computation of diluted loss per share for the three and six months ended June 30, 1998 and 1997 as their effect would be anti-dilutive. The effect of preferred stock convertible into 10,605,735 shares of common stock as of June 30, 1997 was not included in the computation of diluted loss per share for the three and six months ended June 30, 1997, as such effect would have been anti-dilutive. The effect of preferred stock convertible into 10,605,735 shares of common stock outstanding from January 1, 1998 to February 11, 1998 was not included in the computation of diluted loss per share for the three and six months ended June 30, 1998 as such effect would have been anti-dilutive. The effect of the conversation of the preferred stock into 10,605,735 shares of common stock is included in the computation of both basis and diluted loss per share from the date of conversion on February 11, 1998. As a result, the basic and diluted loss per share amounts are identical for each of periods presented. Pro forma basic and diluted weighted average common shares outstanding for each period presented assumes the conversion of all of the Company's outstanding convertible preferred stock into common stock.

                              VISUAL NETWORKS, INC.

                                  JUNE 30, 1998

(2)         CREDIT AGREEMENTS AND NOTES PAYABLE:

            Effective June 30, 1998, Visual amended its bank credit agreement. As amended, the revolving line of credit (the "Revolving Line") provides for borrowings up to the lesser of $7,000,000 or 80% of eligible accounts receivable. The Revolving Line matures on April 5, 1999 and borrowings under the Revolving Line bear interest at the prime rate plus 0.25%. Borrowings are collateralized by the Company's inventory and accounts receivable. The Revolving Line also contains restrictive covenants, including, but not limited to, restrictions related to liquidity and net worth, as well as restrictions related to acquisitions, dispositions of assets, distributions and investments. As of June 30, 1998, the Company had no borrowings against the Revolving Line. As of June 30, 1998, $190,000 had been committed against the Revolving Line through the issuance of a letter of credit.

            Effective as of December 31, 1997, Net2Net issued a $500,000 subordinated note payable to a stockholder, bearing interest at a per annum rate of 15%. This note matured at the earlier of September 30, 1998, the issuance of a newly designated series or class of preferred stock which results in proceeds to the Company of at least $1,500,000, or upon the closing of a sale of the Company, as defined. As a result of the Company's acquisition of Net2Net in May 1998, this subordinated note payable was converted into 16,848 shares of common stock in July 1998.

(3)         NEW ACCOUNTING PRONOUNCEMENTS

            In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted SFAS No. 130 for the six months ended June 30, 1998 and will adopt SFAS No. 131 with the issuance of its financial statements for the year ending December 31, 1998. The adoption of these new pronouncements will not have a material impact on the Company's results of operations, financial position or cash flows.

(4)         INITIAL PUBLIC OFFERING

            In February 1998, the Company completed an initial public offering ("IPO") of 4,025,000 shares of the Company's common stock, resulting in net proceeds of approximately $45.4 million. Concurrent with the offering, the Company's Series A convertible preferred stock and its Series B, C, D, and E redeemable convertible preferred stock were converted into 485,890 and 10,119,845 shares of common stock, respectively.

(5)         NET2NET ACQUISITION

            In May 1998, Visual issued 2,056,204 shares of its common stock in exchange for all of the outstanding preferred and common stock of Net2Net. In addition, outstanding Net2Net stock options were converted into options to purchase 189,733 shares of Visual common stock. In connection with the Net2Net acquisition, the Company recorded merger-related costs in the three months ended June 30, 1998 for transaction costs, integration expenses and restructuring charges of approximately $7,347,000. Transaction costs totaled approximately $4,391,000 and consisted primarily of fees for investment bankers, attorneys, accountants and other direct costs necessary to complete the transaction. Integration expenses totaled $207,000 and represented incremental and non-recurring costs necessary to integrate Net2Net and Visual. These costs are expensed as incurred. The restructuring charge totaled approximately $2,749,000 and relates primarily to the consolidation of the Company's manufacturing, sales, marketing and administrative functions and the discontinuance of certain product development efforts. This consolidation will include a reduction of approximately 20 employees which will result in severance and out-placement costs. Other restructuring costs relate to the termination of lease agreements or other contractual arrangements with no future benefit.

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

            During 1995 and 1996, most of the Company's sales were to subscribers. In August 1996, the Company entered into a master reseller agreement with Sprint, resulting in the Company's products shipping through Sprint to subscribers. In August 1997, the Company entered into a similar master reseller agreement with MCI, which also resulted in shipments of the Company's products through MCI to subscribers. In December 1997, the Company entered into an agreement with AT&T, which provides for the sale of the Company's products to AT&T for deployment as part of AT&T's infrastructure. During 1997 and the first half of 1998, the Company has focused on selling Visual UpTime directly to providers as part of their network infrastructure.

            On May 15, 1998, Visual acquired Net2Net in a merger accounted for as a pooling of interests. The combination with Net2Net will affect the future results of the operations reported by the Company (See Notes 1 and 5 of Notes to Consolidated Financial Statements).

            The Company generally recognizes revenue from the sale or license of its products upon delivery and passage of title to the customer. Where agreements provide for evaluation or customer acceptance, the Company recognizes revenue upon the completion of the evaluation process and acceptance of the product by the customer. Maintenance contracts call for the Company to provide technical support and software updates to customers. The Company recognizes product support and maintenance revenue, including maintenance revenue that is bundled with product sales, ratably over the term of the contract period, which generally ranges from one to three years.

            The Company currently contracts with third parties for board assembly and has manufacturing operations that perform final assembly, testing and shipping of its product at its facilities in Rockville, Maryland and Hudson, Massachusetts. The Company anticipates maintaining a portion of its internal manufacturing function for the foreseeable future at its Rockville, Maryland facility, but is exploring opportunities with contract manufacturers to have its products assembled, tested and shipped at a third-party location.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1997

            REVENUE. The Company recognized $12.0 million in revenue for the three months ended June 30, 1998, a 93.5% increase over revenue of $6.2 million reported for the three months ended June 30, 1997. The increase was due primarily to the continued acceptance of Visual UpTime in the Frame Relay market, with a significant increase in sales to providers, particularly Sprint and, to a lesser extent, to the increase in sales of the Company's network analysis tools. Sales to providers accounted for approximately 64% of revenue for the three months ended June 30, 1998 as compared to approximately 31% for the three months ended June 30, 1997. Revenue from Sprint totaled approximately 28% of revenue for the three months ended June 30, 1998 and 1997, respectively.

            GROSS PROFIT. Cost of goods sold consists of component parts, direct compensation costs, warranty and other contractual obligations, royalties, license fees and other overhead expenses related to manufacturing operations. Gross profit was $7.6 million for the three months ended June 30, 1998, as compared to $3.8 million for the three months ended June 30, 1997, an increase of $3.8 million. Gross margin was 63.6% of revenue for the three months ended June 30, 1998, as compared to 61.1% of revenue for the three months ended June 30, 1997. The increase in gross margin percentage was due primarily to product cost reductions and to product sales mix. The Company's future gross margins may be adversely affected by a number of factors, including product mix, the proportion of sales to providers, competitive pricing, manufacturing volumes and an increase in component parts.

            RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists of compensation for research and development staff, depreciation of test and development equipment, certain software development costs and costs of prototype materials. Research and development expense was $2.5 million for the three months ended June 30, 1998 as compared to $1.7 million for the three months ended June 30, 1997, an increase of $0.8 million. The increase in research and development expense was due primarily to increased staffing levels and, to a lesser extent, purchases of materials used in the development of new or enhanced products. Research and development expense was 20.8% and 27.2% of revenue for the three months ended June 30, 1998 and 1997, respectively. The Company expects that research and development expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during 1998 and thereafter. The increase in absolute dollars will support continued development of new enhanced products and the exploration of new or complementary technologies.

            SALES AND MARKETING EXPENSE. Sales and marketing expense consists of compensation for the sales and marketing staff, commissions, pre-sales support, travel and entertainment expense, trade shows and other marketing programs. Sales and marketing expense was $3.6 million for the three months ended June 30, 1998, as compared to $3.0 million for the three months ended June 30, 1997, an increase of $0.6 million. The increase in sales and marketing expense was due primarily to increased staffing levels and related costs, such as commissions. Sales and marketing expense was 30.0% and 48.3% of revenue for the three months ended June 30, 1998 and 1997, respectively. The Company expects that sales and marketing expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during 1998 and thereafter. This increase in absolute dollars is expected to be incurred as additional personnel are hired, field offices are opened and promotional expenditures increase to allow the Company to increase its market penetration and to pursue market opportunities.

            GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists of finance, administration and general management activities. General and administrative expense was $0.9 million for the three months ended June 30, 1998 as compared to $0.8 million for the three months ended June 30, 1997, an increase of $0.1 million. The increase in general and administrative expense was due primarily to increased staffing levels. General and administrative expense was 7.7% and 12.4% of revenue for the three months ended June 30, 1998 and 1997, respectively. The Company expects that general and administrative expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during 1998 and thereafter. The increase in absolute dollars is expected to be required for the expansion of the Company's administrative staff and internal systems to support expanding operations.

            MERGER-RELATED COSTS. In connection with the Net2Net acquisition, the Company recorded merger-related costs of $7.3 million in the three months ended June 30, 1998 consisting of transaction costs, integration expenses and restructuring charges. Transaction costs of $4.4 million consisted primarily of fees for investment bankers, attorneys, accountants and other direct costs. Integration expenses of $207,000 consisted of incremental and non-recurring costs necessary to integrate Net2Net and Visual. The restructuring charge of $2.7 million includes severance, outplacement and other costs relating primarily to the elimination of certain field offices, the consolidation of the Company's manufacturing, sales, marketing and administrative functions and the discontinuance of certain product development efforts.

            INTEREST INCOME, NET. Interest income, net, for the three months ended June 30, 1998 was approximately $0.7 million as compared to $29,000 for the three months ended June 30, 1997. The increase was due to the significant increase in cash and cash equivalents between periods resulting from the proceeds of the Company's IPO in February 1998.

            NET LOSS. Net loss for the three months ended June 30, 1998 was $5.6 million as compared to a net loss of $1.6 million for the three months ended June 30, 1997, an increase of $4.0 million. Increased operating expenses and the effect of the merger-related costs described above offset the increases in revenue, gross profit and interest income achieved in the three months ended June 30, 1998.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1997

            REVENUE. The Company recognized $22.3 million in revenue for the six months ended June 30, 1998, a 118.6% increase over revenue of $10.2 million reported for the six months ended June 30, 1997. The increase was due primarily to the continued acceptance of Visual UpTime in the Frame Relay market, with a significant increase in sales to providers, particularly Sprint and, to a lesser extent, to the increase in sales of the Company's network analysis tools. Sales to providers accounted for approximately 60% of revenue for the six months ended June 30, 1998 as compared to approximately 30% for the six months ended June 30, 1997. Revenue from Sprint totaled approximately 33% and 23% of revenue for the six months ended June 30, 1998 and 1997, respectively.

            GROSS PROFIT. Gross profit was $13.4 million for the six months ended June 30, 1998, as compared to $6.1 million for the six months ended June 30, 1997, an increase of $7.3 million. Gross margin was 60.1% of revenue for the six months ended June 30, 1998, as compared to 59.6% of revenue for the six months ended June 30, 1997. The increase in gross margin percentage was due primarily to product cost reductions and to product sales mix. The Company's future gross margins may be adversely affected by a number of factors, including product mix, the proportion of sales to providers, competitive pricing, manufacturing volumes and an increase in component parts.

            RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $4.9 million for the six months ended June 30, 1998 as compared to $3.3 million for the six months ended June 30, 1997, an increase of $1.6 million. The increase in research and development expense was due primarily to increased staffing levels and, to a lesser extent, purchases of materials used in the development of new or enhanced products. Research and development expense was 22.0% and 32.1% of revenue for the six months ended June 30, 1998 and 1997, respectively. The Company expects that research and development expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during 1998 and thereafter. The increase in absolute dollars will support continued development of new enhanced products and the exploration of new or complementary technologies.

            SALES AND MARKETING EXPENSE. Sales and marketing expense was $7.3 million for the six months ended June 30, 1998, as compared to $5.9 million for the six months ended June 30, 1997, an increase of $1.4 million. The increase in sales and marketing expense was due primarily to increased staffing levels and related costs, such as commissions. Sales and marketing expense was 32.7% and 57.2% of revenue for the six months ended June 30, 1998 and 1997, respectively. The Company expects that sales and marketing expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during 1998 and thereafter. This increase in absolute dollars is expected to be incurred as additional personnel are hired, field offices are opened and promotional expenditures increase to allow the Company to increase its market penetration and to pursue market opportunities.

            GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense was $2.1 million for the six months ended June 30, 1998 as compared to $1.5 million for the six months ended June 30, 1997, an increase of $0.6 million. The increase in general and administrative expense was due primarily to increased staffing levels. General and administrative expense was 9.5% and 14.3% of revenue for the six months ended June 30, 1998 and 1997, respectively. The Company expects that general and administrative expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during 1998 and thereafter. The increase in absolute dollars is expected to be required for the expansion of the Company's administrative staff and internal systems to support expanding operations.

            MERGER-RELATED COSTS. In connection with the Net2Net acquisition, the Company recorded merger-related costs of $7.3 million in the three months ended June 30, 1998 consisting of transaction costs, integration expenses and restructuring charges. Transaction costs of $4.4 million consisted primarily of fees for investment bankers, attorneys, accountants and other direct costs. Integration expenses of $207,000 consisted of incremental and non-recurring costs necessary to integrate Net2Net and Visual. The restructuring charge of $2.7 million includes severance, outplacement and other costs relating primarily to the elimination of certain field offices, the consolidation of the Company's manufacturing, sales, marketing and administrative functions and the discontinuance of certain product development efforts.

            INTEREST INCOME, NET. Interest income, net, for the six months ended June 30, 1998 was approximately $1.1 million as compared to $66,000 for the six months ended June 30, 1997. The increase was due to the significant increase in cash and cash equivalents between periods resulting from the proceeds of the Company's IPO in February 1998.

            NET LOSS. Net loss for the six months ended June 30, 1998 was $7.2 million as compared to a net loss of $4.4 million for the six months ended June 30, 1997, an increase of $2.8 million. Increased operating expenses and the effect of the merger-related costs described above offset the increases in revenue, gross profit and interest income achieved in 1998.

LIQUIDITY AND CAPITAL RESOURCES

            At June 30, 1998, the Company's combined balance of cash and cash equivalents was $48.6 million as compared to $8.9 million as of December 31, 1997. This increase is primarily attributable to the $45.4 million in net proceeds that the Company received from the sale of common stock in its IPO in February 1998. Cash used in operating activities was $3.7 million during the six months ended June 30, 1998, primarily for funding operating losses of Net2Net, as well as to pay bonuses and commissions related to the year ended December 31, 1997 and for increases in inventories. Capital expenditures were approximately $2.0 million during the six months ended June 30, 1998.

            On May 15, 1998, Visual acquired Net2Net in a stock transaction accounted for as a pooling of interests. In the three months ended June 30, 1998, the Company incurred merger-related costs of approximately $7.3 million. The payment of these costs will constitute a significant use of cash by the Company during the remainder of 1998.

            The Company requires substantial working capital to fund its business, particularly to finance inventories, accounts receivable, research and development activities and capital expenditures. The Company currently has commitments for capital expenditures for the remainder of 1998 that are not expected to exceed $2.5 million. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products and market acceptance of the Company's products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms, if at all.

            In addition to the Company's cash and cash equivalents, the Company's other principal source of liquidity is its bank credit facility. The credit facility includes a revolving line of credit providing for borrowings up to the lesser of $7.0 million or 80% of eligible accounts receivable (as defined in the credit facility). The agreement entitles Silicon Valley Bank to a security interest in the Company's inventory and accounts receivable. The agreement contains restrictive financial covenants, including, but not limited to, restrictions related to liquidity and net worth, as well as restrictions related to acquisitions, dispositions of assets, distributions and investments. Interest is payable monthly at the prime rate plus 0.25%. As of June 30, 1998, there were no borrowings outstanding under the bank credit facility.

FACTORS THAT MAY AFFECT FUTURE RESULTS

            The Company raised $45.4 million (net of issuance costs) in its IPO in February 1998. The Company also has a $7.0 million line of credit with a bank. As of June 30, 1998, there were no borrowings outstanding under this bank credit facility. The Company requires substantial working capital to fund its business, particularly to finance inventories, accounts receivable, research and development and capital expenditures. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products and market acceptance of the Company's products. The Company believes that its current cash position combined with the $7.0 million line of credit are sufficient to meet its capital expenditures and working capital requirements for the next 18 to 24 months. The Company may consider from time to time various alternatives and may seek to raise additional capital through equity or debt financing or to enter into strategic agreements. There can be no assurance, however, that any of such financing alternatives will be available on terms acceptable to the Company, if at all.

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

                           PART II-- OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

            None.

ITEM 2.        CHANGES IN SECURITIES

            None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

            (a) The Company held its annual meeting of Stockholders on May 28,
                1998.

            (b) At the Annual Meeting of Stockholders, two (2) members of the Company's Board of Directors, Grant G. Behrman and Thomas A. Smith (the "Nominees") were elected to serve until the 2001 Annual Meeting of Stockholders, or until their respective successors are elected and duly qualified.

            (c) The following matters were voted upon at the Annual Meeting of
                Stockholders:

                (i) All Nominees were elected as directors to serve until the 2001 Annual Meeting of Stockholders, or until their respective successors are elected and duly qualified, with 92.1% of the voting shares cast for the Nominees (Votes for: 16,369,723; votes against or withheld: 3,900).

                (ii) The appointment of Arthur Andersen LLP as the Company's independent auditors was ratified by 92.1% of the voting shares (Votes for: 16,370,532; votes against or withheld:
                      3,091).

ITEM 5.        OTHER INFORMATION

            None.

ITEM 6.        (a)       EXHIBITS


    EXHIBIT NUMBER
    --------------
                                                     DESCRIPTION
                         --------------------------------------------------------
     3.1*                Restated Certificate of Incorporation of the
                         Registrant.
     3.2*                Restated By-Laws of the Registrant.
     10.1*               1994 Stock Option Plan.
     10.2*               1997 Omnibus Stock Plan.
     10.3*               Amended and Restated 1997 Directors' Stock Option Plan.
     10.4*               Third Amended and Restated Stockholders and
                         Registration Rights Agreement, dated as of September
                         19, 1996, by and among the Company and certain
                         stockholders.
     10.5*+              Reseller/Integration Agreement, dated August 29, 1997,
                         by and between the Company and MCI Telecommunication
                         Corporation.

     10.6*+              Master Reseller Agreement, dated as of August 23, 1996,
                         between Sprint/United Management Company and the
                         Company.
     10.7*+              General Agreement for the Procurement of Equipment,
                         Services and Supplies and the Licensing of Software,
                         dated as of December 3, 1997, between the Company and
                         AT&T Corp.
     10.8*               Lease Agreement, dated December 12, 1996, by and
                         between the Company and The Equitable Fire Assurance
                         Society of The United States.
     10.9*               Lease Amendment, dated September 2, 1997, by and
                         between the Company and The Equitable Fire Assurance
                         Society of The United States (relating to Exhibit
                         10.8).
     10.10*              Loan and Security Agreement dated April 5, 1996, by and
                         between Silicon Valley Bank and the Company.
     10.11*              Revolving Promissory Note issued by the Company on
                         April 5, 1996, to Silicon Valley Bank.
     10.11.1*            Equipment Term Note No. 1 issued by the Company on
                         April 5, 1996, to Silicon Valley Bank.
     10.11.2*            First Amendment to Loan and Security Agreement dated
                         November 8, 1996, by and between Silicon Valley Bank
                         and the Company (relating to Exhibit 10.10).
     10.11.3*            Second Amendment to Loan and Security Agreement dated
                         February 27, 1997, by and between Silicon Valley Bank
                         and the Company (relating to Exhibit 10.10).
     10.12*              Standby Letter of Credit Agreement, dated December 10,
                         1996 by and between the Company and Silicon Valley
                         Bank.
     10.12.1*            Amendment No. 1 to Standby Letter of Credit Agreement
                         dated September 5, 1997, by and between the Company and
                         Silicon Valley Bank (relating to Exhibit 10.12).
     10.13*              Employment Agreement dated December 15, 1994, by and
                         between the Company and Scott E. Stouffer, as amended.
     10.14*              Employment Agreement dated December 15, 1994, by and
                         between the Company and Robert Troutman, as amended.
     10.15*              Terms of Employment dated June 11, 1997, by and between
                         the Company and Peter J. Minihane, as amended.
     10.16*              Terms of Employment dated March 5, 1997, by and between
                         the Company and Henry A. Cheli, as amended.
     10.17*              Terms of Employment dated November 12, 1996, by and
                         between the Company and Gregory J. Langford, as
                         amended.
     10.18*              Loan and Security Agreement dated January 8, 1998, by
                         and between Silicon Valley Bank and the Company.
     10.18.1*            Revolving Promissory Note issued by the Company as of
                         January 8, 1998, to Silicon Valley Bank.
     10.18.2**           First Amendment to Loan and Security Agreement
                         dated June 30, 1998, by and between Silicon
                         Valley  Bank and Bank.
     10.18.3**           Amended and Restated Revolving Promissory Note
                         issued by the Company as of June 30, 1998, to Silicon
                         Valley Bank.
     10.19@              Agreement and Plan of Merger dated April 15, 1998,
                         by and among the Company, Visual Acquisition,
                         Inc. and Net2Net.
     10.20@@             Net2Net 1994 Stock Plan, assumed by the Company.
     11.1                Statement of computation of loss per share.

     27                  Financial Data Schedule.

------------------

* Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-41517.

** Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-58443.

@ Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 19, 1998.

@@ Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, No. 333-53153.

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

The Company filed a Current Report on Form 8-K on May 19, 1998, reporting as an
Item 2 Event the consummation of a merger with Net2Net Corporation.

The Company filed a Current Report on Form 8-K/A on July 14, 1998, reporting financial statements and pro forma financial information that had been omitted from the previously filed Form 8-K as permitted by Item 7(a)(4) of Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VISUAL NETWORKS, INC.



Date:    August 14, 1998                /s/ SCOTT E. STOUFFER
                                       ----------------------
                                                Scott E. Stouffer
                                        Chief Executive Officer and President


Date:    August 14, 1998                /s/ PETER J. MINIHANE
                                       ----------------------
                                                Peter J. Minihane
                                       Executive Vice President,
                                       Chief Financial Officer and Treasurer
                                           (principal financial and
                                           accounting officer)