Form 10-Q
period 1998-09-30
VISUAL NETWORKS INC
filed 1998-11-16
CIK 1000495

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (MARK ONE)


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                                       OR


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 000-23699


                              VISUAL NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                         52-1837515
            (State or other                   (I.R.S. Employer
            jurisdiction of                  Identification No.)
            incorporation or
             organization)

     2092 GAITHER ROAD, ROCKVILLE, MD.              20850
     (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code: (301) 296-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes x No ---

As of  November 9, 1998,  20,032,400   shares  of the registrant's Common Stock,
par value $.01 per share, were outstanding.

                              VISUAL NETWORKS, INC.

   QUARTERLY REPORT ON FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                 PART I.      FINANCIAL INFORMATION                                          Page

                 Item 1.      Financial Statements:
                              Consolidated Balance Sheets
                              September 30, 1998 and December 31, 1997                        3

                              Consolidated Statements of Operations
                              Three and nine months ended September 30, 1998
                              and 1997                                                        4

                              Consolidated Statements of Cash Flows
                              Nine months ended September 30, 1998 and 1997                   5

                              Notes to Consolidated Financial Statements                      6

                 Item 2.      Management's Discussion and Analysis of Financial               9
                              Condition and Results of Operations

                 Item 3.      Qualitative and Quantitative Disclosure about                  15
                              Market Risk

                 PART II. OTHER INFORMATION

                 Items 1. - 6.                                                               15


                 Signatures                                                                  18


                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
                              Visual Networks, Inc.

                           Consolidated Balance Sheets
                                  (unaudited)
                 (in thousands, except share and per share data)





                                                                                           September     December
                                                  Assets                                      30,           31,
                                                                                             1998          1997
                                                                                          ---------     ---------
                  Current assets:
                    Cash and cash equivalents..........................................   $  47,702     $   8,902
                    Accounts receivable, net of allowance of $494
                       and $412, respectively..........................................       4,663         3,559
                    Inventory..........................................................       5,054         3,724
                    Other current assets...............................................       1,579           602
                                                                                          ---------     ---------
                       Total current assets.......................... .................      58,998        16,787
                  Property and equipment, net..........................................       3,542         1,824
                                                                                          ---------     ---------
                         Total assets..................................................   $  62,540     $  18,611
                                                                                          ---------     ---------

                                   Liabilities and Stockholders' Equity


                  Current liabilities:
                    Accounts payable and accrued expenses..............................   $   8,985     $   5,794
                    Customer deposits..................................................       3,017         3,068
                    Accrued compensation...............................................       2,066         1,606
                    Deferred revenue...................................................       5,070         5,211
                    Bank line of credit................................................         ---           126
                    Loan payable to stockholder........................................         ---           500
                    Capital lease obligation...........................................         497           753
                                                                                         ----------   -----------
                         Total current liabilities.....................................      19,635        17,058
                                                                                         ==========   ===========

                  Redeemable convertible preferred stock:
                    Series B, Series C, Series D and Series E redeemable
                      convertible cumulative preferred stock, $.01 par value,
                      7,229,438 shares authorized in aggregate, 7,228,473 issued and outstanding as of December 31, 1997(aggregate liquida-
                      tion preference of $14,484 as of December 31,997)................         ---        14,855
                                                                                         ----------   -----------

                  Stockholders' equity:
                    Preferred stock, $.01 par value, 5,000,000 shares authorized,
                      no shares issued and outstanding.................................         ---           ---
                    Series A convertible preferred stock, $.01 par value, 347,070 shares authorized, 347,070 shares issued and outstanding as of December 31, 1997  (aggregate liquidation preference of
                      $149 as of December 31, 1997)....................................         ---             3
                    Common stock, $.01 par value, 50,000,000 shares authorized,
                      20,005,929 and 5,005,140 shares issued and outstanding as of
                      September 30, 1998 and December 31, 1997, respectively...........         200            50
                    Deferred compensation..............................................        (212)         (247)
                    Additional paid-in capital.........................................      73,972        12,783
                    Accumulated deficit................................................     (31,055)      (25,891)
                                                                                          ---------     ---------
                         Total stockholders' equity....................................      42,905       (13,302)
                                                                                          ---------     ---------
                         Total liabilities and stockholders' equity....................   $  62,540     $  18,611
                                                                                          =========     =========

          See accompanying notes to consolidated financial statements.


                              Visual Networks, Inc.

                      Consolidated Statements of Operations
                                   (unaudited)
                 (in thousands, except share and per share data)



                                                               For the Three Months Ended              For the Nine Months Ended
                                                                      September 30,                           September 30,
                                                          ------------------------------------    ----------------------------------
                                                                  1998               1997                1998                1997
                                                          ----------------    ----------------    ----------------    --------------
      Revenues........................................        $    13,460        $     7,934         $    35,766         $   18,151
      Cost of goods sold..............................              4,830              2,987              13,731              7,114
                                                              -----------        -----------         -----------         -----------
      Gross profit....................................              8,630              4,947              22,035             11,037
                                                              -----------        -----------         -----------         -----------

      Operating expenses:
        Research and development......................              2,725              1,835               7,640              5,116
        Sales and marketing...........................              3,258              3,451              10,545              9,302
        General and administrative....................              1,051                830               3,167              2,290
        Merger-related costs..........................                ---                ---               7,347                ---
                                                              -----------        -----------         -----------         -----------
         Total operating expenses.....................              7,034              6,116              28,699             16,708
                                                              -----------        -----------         -----------         -----------
      Income (loss) from operations...................              1,596             (1,169)             (6,664)            (5,671)
      Interest income, net............................                615                  2               1,670                 68
                                                              -----------        -----------         -----------         -----------
      Net income (loss)...............................              2,211             (1,167)             (4,994)            (5,603)
      Preferred dividends and accretion...............                ---               (365)               (144)            (1,094)
                                                              ------------       ------------        ------------        -----------
      Net income (loss) applicable to common
      shareholders....................................             $2,211            $(1,532)            $(5,138)           $(6,697)
                                                              ============        ============       ============       ============

      Basic net income (loss) per common share........             $ 0.11            $ (0.31)            $ (0.29)           $ (1.36)
                                                              ===========         ============       ============       ============
      Diluted net income (loss) per common share......             $ 0.10            $ (0.31)            $ (0.29)           $ (1.36)
                                                              ============        ============       ============       ============
      Pro forma diluted income (loss) per common share             $ 0.10            $ (0.07)            $ (0.26)           $ (0.36)
                                                              ============        ============       ============       ============

      Basic  weighted average shares outstanding......         19,965,302          4,966,027          17,629,587          4,919,623
                                                              ------------       ------------        ------------        -----------
      Diluted weighted average shares outstanding.....         21,596,540          4,966,027          17,629,587          4,919,623
                                                             ------------        ------------        ------------        -----------
      Pro forma diluted weighted average shares
         outstanding..................................         21,596,540         15,571,762          19,261,239         15,525,358
                                                             ============        ============        ============       ============


          See accompanying notes to consolidated financial statements.

                              Visual Networks, Inc.

                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                                                       For the nine months ended
                                                                                             September 30,
                                                                                       1998               1997
                                                                                -----------------  ---------------

                 Cash flows from operating activities:
                 Net loss.....................................................       $ (4,994)     $      (5,603)
                 Adjustments to reconcile net loss to net cash
                   used in operating activities:
                      Depreciation and amortization...........................            930                711
                      Loss on disposal of property and equipment..............            ---                131
                 Changes in assets and liabilities:
                      Accounts receivable.....................................         (1,104)              (598)
                      Inventory...............................................         (1,330)              (883)
                      Other current assets....................................           (936)              (212)
                      Accounts payable and accrued expenses...................          3,191              2,682
                      Customer deposits.......................................            (51)               ---
                      Accrued compensation....................................            460                 22
                      Deferred revenue........................................           (141)             2,734
                                                                                     --------           --------
                           Net cash used in operating activities..............         (3,975)            (1,016)
                                                                                     --------           --------

                 Cash flows from investing activities:
                      Proceeds from sale leaseback transactions...............            ---                544
                      Expenditures for property and equipment.................         (2,611)            (1,030)
                                                                                     --------           --------
                           Net cash used in investing activities..............         (2,611)              (486)
                                                                                     --------           --------

                 Cash flows from financing activities:
                      Exercise of stock options...............................            414                 17
                      Proceeds from issuance of common stock, net of issuance
                           costs..............................................         45,384                 94
                      Repayments under credit agreements......................           (126)              (848)
                      Payment of Series A dividends...........................            (30)               ---
                      Principal payments on capital lease obligations.........           (256)              (191)
                                                                                     --------           ---------
                           Net cash provided by (used in) financing activities         45,386               (928)
                                                                                     --------           ---------

                 Net increase (decrease) in cash and cash equivalents.........         38,800             (2,430)
                 Cash and cash equivalents, beginning of period...............          8,902              7,551
                                                                                     --------           ---------
                 Cash and cash equivalents, end of period.....................       $ 47,702           $  5,121
                                                                                     --------           ---------

                 Supplemental cash flow information:

                 Cash paid for interest.......................................       $    149           $     96
                                                                                     --------           ---------
                 Cash paid for income taxes...................................       $    513           $    ---
                                                                                     ========           =========

          See accompanying notes to consolidated financial statements.

                              VISUAL NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)

(1)  Nature of Operations and Summary of Significant Accounting Policies:

    Visual Networks, Inc. ("Visual" or the "Company") is engaged in developing, manufacturing and marketing wide-area-network service level management systems. Visual's operations are subject to certain risks and uncertainties, including among others, successful implementation of the Visual sales and distribution model, dependence on significant customers, rapidly changing technology, current and potential competitors with greater financial, technological, production, and marketing resources, dependence on sole and limited source suppliers, dependence on key management personnel, limited protection of intellectual property and proprietary rights, integration of its recent acquisition of Net2Net Corporation ("Net2Net"), uncertainty of future profitability and possible fluctuations in financial results.

    Financial Statement Presentation

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company's registration statement on Form S-1 dated August 5, 1998 and its Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, the comparative financial statements for the fiscal periods presented herein include all adjustments that are normal and recurring which are necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

      On May 15, 1998, Visual acquired Net2Net in a merger transaction accounted for as a pooling of interests. Net2Net is engaged in developing, manufacturing and marketing Asynchronous Transfer Mode ("ATM") wide-area-network management and analysis systems. The accompanying consolidated financial statements have been retroactively restated to reflect the combined financial position and combined results of operations and cash flows for all periods presented, giving effect to the acquisition as if it had occurred at the beginning of the earliest period presented. For the three months ended September 30, 1997, Visual had previously reported revenues of $7,017,000 as compared to combined revenues of $7,934,000 and a net income of $536,000 as compared to a combined net loss of $1,167,000.

    Cash and Cash Equivalents

    The Company considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.

    Fair Value of Financial Instruments

    The carrying values of current assets and current liabilities approximate fair value because of the relatively short maturities of these instruments.

                             VISUAL NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)

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

    Inventory

    Inventory is stated at the lower of cost or market. Inventory consists of the following (in thousands):

                                                   December 31,    September 30,
                                                      1997            1998
                                                   ----------      ------------
                                  Raw materials...   $  439            $ 781
                                  Work-in-progress      635            1,270
                                  Finished goods..    2,650            3,003
                                                     ------          -------
                                                     $3,724          $ 5,054
                                                     ======          =======

    Income Taxes

     The Company accounts for income taxes in accordance with Statment of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

    Basic and Diluted Net Loss per Common Share

     In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires dual presentation of basic and diluted earnings (loss) per share. Basic earnings
(loss) per share  includes  no dilution  and is computed by dividing  net income
(loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

    Options to purchase 2,060,470 shares of common stock that were outstanding at September 30, 1998 were not included in the computation of diluted loss per share for the nine months ended September 30, 1998 as their effect would be anti-dilutive. The treasury stock effect of these options has been included in the computation of diluted net income per share for the three months ended September 30, 1998. Options to purchase 1,808,743 shares of common stock that were outstanding at September 30, 1997 were not included in the computation of diluted loss per share for the three and nine months ended September 30, 1997 as their effect would be anti-dilutive. The effect of preferred stock convertible into 10,605,735 shares of common stock as of September 30, 1997 was not included in the computation of diluted loss per share for the three and nine months ended September 30, 1997 as such effect would have been anti-dilutive. The effect of the conversion of the preferred stock into 10,605,735 shares of common stock is included in the computation of basic loss per share from the date of conversion on February 11, 1998 for the nine months ended September 30, 1998. Pro forma basic and diluted weighted average shares outstanding for each period presented assumes the conversion of all of the Company's outstanding convertible preferred stock into common stock as of January 1, 1997.

                             VISUAL NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)

    Reclassifications

    Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)  Credit Agreements and Notes Payable:

     Effective June 30, 1998, the Company amended its bank credit agreement. This revolving line of credit, as amended (the "Revolving Line"), provides for borrowings up to the lesser of $7,000,000 or 80% of eligible accounts receivable. The Revolving Line matures on April 5, 1999 and borrowings under the Revolving Line bear interest at the prime rate. Borrowings are collateralized by inventory and accounts receivable. The Revolving Line also contains restrictive covenants, including, but not limited to, restrictions related to liquidity and net worth, as well as restrictions related to acquisitions, disposition of assets, distributions and investments. As of September 30, 1998, the Company had no borrowings against the Revolving Line, and in the three months ended September 30, 1998, a letter of credit for $190,000 that had been issued against the Revolving Line was cancelled.

     Effective as of December 31, 1997, Net2Net issued a $500,000 subordinated note payable to a stockholder bearing interest at a per annum rate of 15%. In July 1998, this note was satisfied by issuing 16,848 shares of common stock to the holder of the note. The fair value of the shares issued approximated the carrying value of the note plus accrued but unpaid interest. Accordingly, no gain or loss was recognized on this transaction.

(3)  New Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted SFAS No. 130 for the nine months ended September 30, 1998 and will adopt SFAS No. 131 with the issuance of its financial statements for the year ending December 31, 1998. The adoption of these new pronouncements will not have a material impact on the Company's results of operations, financial position or cash flows.

(4)  Initial Public Offering

    In February 1998, the Company completed an initial public offering ("IPO") of 4,025,000 shares of common stock, resulting in net proceeds of approximately $45.4 million. All of the shares sold were issued and sold by the Company. Concurrent with the closing of the offering, the outstanding shares of Series A convertible preferred stock and Series B, C, D and E redeemable convertible preferred stock were converted into 485,890 and 10,119,845 shares of common stock, respectively.

(5)  Net2Net Merger

       In May 1998, Visual issued 2,056,204 shares of common stock in exchange for all of the outstanding preferred and common stock of Net2Net. In addition, outstanding Net2Net stock options were converted into options to purchase 189,733 shares of common stock. In connection with the acquisition, the
Company recorded merger-related costs in the three months ended June 30, 1998 for transaction costs, integration expenses and restructuring charges of approximately $7,347,000. Transaction costs totaled approximately $4,391,000 and consisted primarily of fees for investment bankers, attorneys, accountants and other direct costs necessary to complete the transaction. Integration expenses totaled $207,000 and represented incremental and non-recurring costs necessary to integrate Net2Net and Visual. These costs were expensed as incurred. The restructuring charge totaled approximately $2,749,000 and related primarily to the consolidation of the Company's manufacturing, sales, marketing and administrative functions and the discontinuance of certain product development efforts. This consolidation will include a reduction of approximately 20 employees, which will result in severance and out-placement costs. Other restructuring costs related to the termination of lease agreements or other contractual arrangements with no future benefit. Approximately $510,000 was charged against this reserve during the three months ended September 30, 1998.

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

     During 1995 and 1996, most of the Company's sales were to subscribers. In August 1996, the Company entered into a master reseller agreement with Sprint Corporation ("Sprint"), resulting in the shipment of the Company's products through Sprint to subscribers. In August 1997, the Company entered into a similar master reseller agreement with MCI Communications Corp. ("MCI"), which also resulted in the shipment of the Company's products through MCI to subscribers. In December 1997, the Company entered into an agreement with AT&T, which provides for the sale of the Company's products to AT&T for deployment as part of AT&T's infrastructure. During 1997 and 1998, the Company focused on selling Visual UpTime directly to providers as part of their network infrastructure.

      On May 15, 1998, Visual acquired Net2Net in a merger accounted for as a pooling of interests. The combination with Net2Net will affect the future results of operations reported by the Company (see Notes 1, 2 and 5 of Notes to Consolidated Financial Statements).

    The Company generally recognizes revenue from the sale or license of its products upon delivery and passage of title to the customer. Where agreements provide for the evaluation or customer acceptance, the Company recognizes revenue upon the completion of the evaluation process and acceptance of the product by the customer. Maintenance contracts call for the Company to provide technical support and software updates to customers. The Company recognizes product support and maintenance revenue, including maintenance revenue that is bundled with product sales, ratably over the term of the contract period, which generally ranges from one to three years.

     The Company currently contracts with third parties for manufacturing, warehousing and shipping of its product in addition to having manufacturing operations that perform final assembly, testing and shipping of its product at its facilities in Rockville, Maryland and Hudson, Massachusetts. The Company anticipates maintaining a portion of its internal manufacturing function for the foreseeable future at its Rockville, Maryland facility.


Results of Operations for the Three Months Ended September 30, 1998 Compared with the Three Months Ended September 30, 1997

    Revenue. The Company recognized $13.5 million in revenue for the three months ended September 30, 1998, a 69.6% increase over revenue of $7.9 million reported for the three months ended September 30, 1997. The increase was due primarily to the continued acceptance of Visual UpTime in the Frame Relay market, with a significant increase in sales to providers and, to a lesser extent, the increase in sales of the Company's network analysis tools. Sales to providers accounted for approximately 65% of revenue for the three months ended September 30, 1998 as compared to approximately 46% for the three months ended September 30, 1997.

     Gross Profit. Cost of goods sold consists of subcontracting costs, component parts, direct compensation costs, warranty and other contractual obligations, royalties, license fees and other overhead expenses related to manufacturing operations. Gross profit was $8.6 million for the three months ended September 30, 1998, as compared to $4.9 million for the three months ended September 30, 1997, an increase of $3.7 million. Gross margin was 64.1% of revenue for the three months ended September 30, 1998, as compared to 62.4% of revenue for the three months ended September 30, 1997. The increase in gross margin percentage was due primarily to product cost reductions and to changes in product sales mix. The Company's future gross margins may be adversely affected by a number of factors, including product mix, the proportion of sales to providers, competitive pricing, manufacturing volumes and an increase in component costs.

    Research and Development Expense. Research and development expense consists of compensation for research and development staff, depreciation of test and development equipment, certain software development costs and costs of prototype materials. Research and development expense was $2.7 million for the three months ended September 30, 1998 as compared to $1.8 million for the three months ended September 30, 1997, an increase of $0.9 million. The increase in research and development expense was due primarily to increased staffing levels and, to a lesser extent, purchases of materials used in the development of new or enhanced products. Research and development expense was 20.2% and 23.1% of revenue for the three months ended September 30, 1998 and 1997, respectively. The Company expects that research and development expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during the remainder of 1998 and thereafter. The increase in absolute dollars will support continued development of new enhanced products and the exploration of new or complementary technologies.

    Sales and Marketing Expense. Sales and marketing expense consists of compensation for the sales and marketing staff, commissions, pre-sales support, travel and entertainment, trade shows and other marketing programs.
Sales  and  marketing  expense  was $3.3  million  for the  three  months  ended
September  30,  1998,  as compared to $3.5  million for the three  months  ended
September 30, 1997, a decrease of $0.2 million. The decrease in sales and marketing expense was due primarily to the consolidation of Visual's and Net2Net's sales and marketing functions, with a corresponding decrease in employees subsequent to the May 15, 1998 acquisition of Net2Net by Visual. Sales and marketing expense was 24.2% and 43.5% of revenue for the three months ended September 30, 1998 and 1997, respectively. The Company expects that sales and marketing expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during the remainder of 1998 and thereafter. This increase in absolute dollars is expected to be incurred as additional personnel are hired, field offices are opened and promotional expenditures increase to allow the Company to increase its market penetration and to pursue market opportunities.

     General and Administrative Expense. General and administrative expense consists of finance, administration and general management activities. General and administrative expense was $1.1 million for the three months ended September 30, 1998 as compared to $0.8 million for the three months ended September 30, 1997, an increase of $0.3 million. The increase in general and administrative expense was due primarily to increased staffing levels and costs incurred related to a planned secondary public offering that was cancelled in September 1998. These increases were partially offset by reductions in administrative expenses during the three months ended September 30, 1998 resulting from the consolidation of Visual's and Net2Net's administrative functions as part of the Company's restructuring plan that included a reduction in the number of employees. General and administrative expense was 7.8% and 10.5% of revenue for the three months ended September 30, 1998 and 1997, respectively. The Company expects that general and administrative expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during the remainder of 1998 and thereafter. The increase in absolute dollars is expected to be required for the expansion of the Company's administrative staff and internal systems to support expanding operations.

     Interest Income, Net. Interest income, net, for the three months ended September 30, 1998 was approximately $0.6 million as compared to zero for the three months ended September 30, 1997. The increase was due to the significant increase in cash and cash equivalents resulting from the proceeds of the Company's IPO in February 1998.

    Net Income (Loss). Net income for the three months ended September 30, 1998 was $2.2 million as compared to a net loss of $1.2 million for the three months ended September 30, 1997, an increase of $3.4 million. Increases in revenue, gross profit and interest income achieved in the three months ended September 30, 1998 offset the increased operating expenses described above.


Results of Operations for the Nine Months Ended September 30, 1998 Compared with the Nine Months Ended September 30, 1997

    Revenue. The Company recognized $35.8 million in revenue for the nine months ended September 30, 1998, a 97.0% increase over revenue of $18.2 million reported for the nine months ended September 30, 1997. The increase was due primarily to the continued acceptance of Visual UpTime in the Frame Relay market, with a significant increase in sales to providers and, to a lesser extent, the increase in sales of the Company's network analysis tools. Sales to providers accounted for approximately 62% of revenue for the nine months ended September 30, 1998 as compared to approximately 37% for the nine months ended September 30, 1997.

    Gross  Profit.  Gross  profit was $22.0  million for the nine  months  ended
September  30,  1998,  as  compared to $11.0  million for the nine months  ended
September 30, 1997, an increase of $11.0 million. Gross margin was 61.6% of revenue for the nine months ended September 30, 1998, as compared to 60.8% of revenue for the nine months ended September 30, 1997. The increase in gross margin percentage was due primarily to product cost reductions and to changes in product sales mix. The Company's future gross margins may be adversely affected by a number of factors, including product mix, the proportion of sales to providers, competitive pricing, manufacturing volumes and an increase in component costs.

    Research and Development Expense. Research and development expense was $7.6 million for the nine months ended September 30, 1998 as compared to $5.1 million for the nine months ended September 30, 1997, an increase of $2.5 million. The increase in research and development expense was due primarily to increased staffing levels and, to a lesser extent, purchases of materials used in the development of new or enhanced products. Research and development expense was 21.4% and 28.2% of revenue for the nine months ended September 30, 1998 and 1997, respectively. The Company expects that research and development expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during the remainder of 1998 and thereafter. The increase in absolute dollars will support continued development of new enhanced products and the exploration of new or complementary technologies.

     Sales and Marketing Expense. Sales and marketing expense was $10.6 million for the nine months ended September 30, 1998, as compared to $9.3 million for the nine months ended September 30, 1997, an increase of $1.3 million. The increase in sales and marketing expense was due primarily to increased staffing levels and related costs, such as commissions. These increases were partially offset by reductions in sales and marketing expenses resulting from the consolidation of Visual's and Net2Net's sales and marketing functions as part of the Company's restructuring plan that included a reduction in the number of employees. Sales and marketing expense was 29.5% and 51.2% of revenue for the nine months ended September 30, 1998 and 1997, respectively. The Company expects that sales and marketing expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during the remainder of 1998 and thereafter. This increase in absolute dollars is expected to be incurred as additional personnel are hired, field offices are opened and promotional expenditures increase to allow the Company to increase its market penetration and to pursue market opportunities.

     General and Administrative Expense. General and administrative expense was $3.2 million for the nine months ended September 30, 1998 as compared to $2.3 million for the nine months ended September 30, 1997, an increase of $0.9 million. The increase in general and administrative expense was due primarily to increased staffing levels and to costs incurred in 1998 related to a planned secondary public offering that was cancelled in September 1998. These increases were partially offset by reductions in administrative expenses resulting from the consolidation of Visual's and Net2Net's administrative functions as part of the Company's restructuring plan that included a reduction in the number of employees. General and administrative expense was 8.9% and 12.6% of revenue for the nine months ended September 30, 1998 and 1997, respectively. The Company expects that general and administrative expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during the remainder of 1998 and thereafter. The increase in absolute dollars is expected to be required for the expansion of the Company's administrative staff and internal systems to support expanding operations.

     Merger-related Costs. In connection with the Net2Net acquisition, the Company recorded merger-related costs of $7.3 million consisting of transaction costs, integration expenses and restructuring charges. Transaction costs of $4.4 million consisted primarily of fees for investment bankers, attorneys, accountants and other direct costs. Integration expenses of $0.2 million consisted of incremental and non-recurring costs necessary to integrate Net2Net and Visual. The restructuring charge of $2.7 million includes severance, outplacement and other costs relating primarily to the elimination of certain field offices, the consolidation of the Company's manufacturing, sales, marketing and administrative functions and the discontinuance of certain product development efforts.

     Interest Income, Net. Interest income, net, for the nine months ended September 30, 1998 was approximately $1.7 million as compared to $0.07 million for the nine months ended September 30, 1997. The increase was due to the significant increase in cash and cash equivalents resulting from the proceeds of the Company's IPO in February 1998.

     Net Loss. Net loss for the nine months ended September 30, 1998 was $5.0 million as compared to a net loss of $5.6 million for the nine months ended September 30, 1997, a decrease of $0.6 million. Increases in revenue, gross profit and interest income achieved during 1998 offset increased operating expenses and the effect of the merger-related costs described above.

Liquidity and Capital Resources

    At September 30, 1998, the Company's combined balance of cash and cash equivalents was $47.7 million as compared to $8.9 million as of December 31, 1997. This increase is primarily attributable to the $45.4 million in net proceeds that the Company received from the sale of common stock in its IPO in February 1998. Cash used in operating activities totaled $4.0 million during the nine months ended September 30, 1998 and was primarily to fund operating losses of Net2Net, to pay for merger-related costs associated with the Net2Net acquisition, and to finance increases in accounts receivable and inventories. Capital expenditures were approximately $2.6 million during the nine months ended September 30, 1998.

     On May 15, 1998, Visual acquired Net2Net in a stock transaction accounted for as a pooling of interests. The Company incurred merger-related costs of approximately $7.3 million. The payment of these costs has resulted to be a use of cash by the Company during the nine months ended September 30, 1998 and will continue to be a use of cash by the Company during the remainder of 1998.

     The Company requires substantial working capital to fund its business, particularly to finance inventories, accounts receivable, research and development activities and capital expenditures. The Company currently has commitments for capital expenditures for the remainder of 1998 that are not expected to exceed $1.0 million. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing and extent of spending to support continued expansion of internal systrems and networks, the timing of introductions of new products and enhancements to existing products and market acceptance of the Company's products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms, if at all.

     In addition to the Company's cash and cash equivalents, the Company's other principal source of liquidity is its bank credit facility. The credit facility includes a revolving line of credit providing for borrowings up to the lesser of $7.0 million or 80% of eligible accounts receivable (as defined in the credit facility). The agreement entitles a bank to a security interest in the Company's inventory and accounts receivable. The agreement contains restrictive financial covenants, including, but not limited to, restrictions related to liquidity and net worth, as well as restrictions related to acquisitions, dispositions of assets, distributions and investments. Interest is payable monthly at the prime rate. As of September 30, 1998, there were no borrowings outstanding under the bank credit facility.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Year 2000 Compliance

General

    Many of the world's computer systems (including those in non-information technology equipment and systems) currently record years in a two-digit format. If not addressed, such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions. The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates.

     Visual has instituted a company-wide project for addressing the Year 2000 issue (the "Project"). The Project is divided into four major sections - Product Compliance, Oracle Implementation and System Infrastructure Upgrades, Vendor Compliance and Customer Assessment. Each of these sections is discussed separately below. The Company has engaged third party consultants to assist in program management of the Project and in testing of critical business systems. The Project is on schedule for completion by the end of the third quarter, 1999.

Product Compliance

     Visual believes that the products that it currently is shipping have already achieved Year 2000 compliance as defined within the requirements established by the U.S. Government detailed in the Federal Acquisition Regulations (FAR) Section 39 - Final. Should a Year 2000 compliance issue arise in the future, Visual will take whatever steps it deems necessary to correct it in currently shipping product for current maintenance customers.

     Although all previously shipped products are believed to be compliant, Visual does not commit to perform tests on product versions that the company no longer is shipping. Should such non-shipping products be found non-compliant, Visual will not update them to make them compliant.

     The Company does not guarantee and specifically disclaims any liability for the Year 2000 compliance of operating systems, hardware, software or other products not developed by the Company.

Oracle Implementation & System Infrastructure Upgrades

     Early in 1998, in order to improve access to business information through scaleable, integrated computing systems across the company, Visual began a business systems replacement project. The new Oracle Enterprise Resources Planning (ERP) application software packages that will replace the core legacy systems, are expected to make approximately 75 percent of Visual systems Year 2000 compliant. This replacement effort is on track for implementation during the first quarter of 1999 with several applications already successfully implemented.

     Following replacement of the core systems with Oracle software in January, 1999 the Company will seek to achieve Year 2000 compliance for minor application software, computer hardware, network equipment and miscellaneous components of our internal business systems. Visual anticipates that this effort will be less significant compared to the replacement of core applications with Oracle software.

     The Company intends to achieve Year 2000 compliance for its remaining internal systems as soon as possible after the Oracle implementation. The
Company's limited number of personal computers and application systems is anticipated to facilitate rapid progress toward full Year 2000 compliance after Oracle is successfully implemented.

     Visual intends to continue to work to achieve Year 2000 compliance for its systems using a methodology that incorporates the following steps:

     Update the inventory of computer hardware, software and miscellaneous network components.

     Evaluate application development environment compliance,

     Conduct overall assessment of systems infrastructure compliance,

     Complete business risk analysis,

     Take remedial actions (upgrade, repair, replace, retire or retain),

     Develop appropriate contingency plans, and

     Develop  and   implement   regimes  to  test  Year  2000   compliance   for
        mission-critical systems.

     The Company currently anticipates completion of this process by the end of the third quarter 1999 in order to avoid Year 2000 impact on remaining legacy systems.

Vendor Compliance

     This section includes the process of identifying and prioritizing critical suppliers at the direct interface level and communicating with them about their plans and progress in addressing the Year 2000 problem. This process will include not only component part suppliers for Visual products, but also providers of insurance, financial and other services.

     The Company's vendor compliance program will include the following steps:

     Catalog and classify all vendors,

     On-site review and testing of out-sourced services or systems,

     Review responses from vendors to determine the level of compliance,

     Determine the timing, method and cost of vendor solutions,

     Assess vendor Year 2000 compliance and business risks, and

     Develop remedial actions or contingency plans, as necessary.

     Achievement of vendor Year 2000 compliance is anticipated to be an on-going effort during 1999. The current target to achieve compliance or complete contingency plans is the end of the third quarter 1999.

Customer Assessment

     The Company is developing a program to assess the impact that Year 2000 issues may have upon its customers and their purchasing decisions. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase system products such as those offered by the Company. Conversely, Year 2000 issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for system products. Additionally, Year 2000 compliance issues could cause a significant number of companies, including current customers of the Company, to re-evaluate their current systems' needs, and as a result, consider switching to other systems or suppliers. The Company expects to complete its customer assessment by the end of the third quarter 1999.

Costs

     The estimated total cost of the Year 2000 compliance project, exclusive of the Oracle ERP implementation, is approximately $300,000. These costs are expected to be incurred beginning in the fourth quarter of 1998 and throughout 1999. These costs will be incurred primarily for the use of outside consultants, setting up Year 2000 testing environments, and the replacement of existing software and hardware.

Risks

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect Visual's results of operations, liquidity and financial condition. Moreover, even if Visual successfully remediates its Year 2000 issues, it can be materially and adversely affected by failures of third parties to remediate their own Year 2000 issues. The failure of third parties with which Visual has financial or operational relationships (such as its customers and vendors) to remediate their computer and non-information technology systems issues in a timely manner could result in a material financial risk to Visual. In addition, Visual believes that the purchasing patterns of customers and potential customers may be significantly affected by Year 2000 issues. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party customers and vendors, Visual is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. Accordingly, Visual may experience business interruption or shutdown, financial loss, damage to Visual's reputation and legal liability. Visual believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

     The Company's expectations about future costs and the timely completion of its Year 2000 Project are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that could influence the amount of future costs and the effective timing of remediation efforts include the success of Visual in identifying computer programs and non-information technology systems that contain two-digit year codes, the nature and amount of programming and testing required to upgrade or replace each of the affected programs and systems, the rate and magnitude of related labor and consulting costs, and the success of the Company's vendors and customers in addressing the Year 2000 issue.

Factors That May Affect Future Results

    The Company raised $45.4 million (net of issuance costs) in its IPO in February 1998. The Company also has a $7.0 million line of credit with a bank. As of September 30, 1998, there were no borrowings outstanding under this bank credit facility. The Company requires substantial working capital to fund its business, particularly to finance inventories, accounts receivable, research and development activities and capital expenditures. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products and market acceptance of the Company's products. The Company believes that its current cash position combined with the $7.0 million line of credit are sufficient to meet its capital expenditures and working capital requirements for the next 18 to 24 months. The Company may consider from time to time various alternatives and may seek to raise additional capital through equity or debt financing or to enter into strategic agreements. There can be no assurance, however, that any of such financing alternatives will be available on terms acceptable to the Company, if at all.

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


Item 3.   Qualitative and Quantitative Disclosure about Market Rish

          Not applicable


                                              PART II-- OTHER INFORMATION

                                     Item 1.  Legal Proceedings                            None

                                     Item 2.  Changes in Securities                        None

                                     Item 3.  Defaults upon Senior Securities              None

                                     Item 4.  Submission of Matters to Vote of Security    None
                                              Holders

                                     Item 5.  Other Information                            None

                              Item 6       (a) Exhibits

                                Exhibit
                                Number     Description
                                    3.1*   Restated Certificate of Incorporation of the Registrant.
                                    3.2*   Restated By-Laws of the Registrant.
                                   10.1*   1994 Stock Option Plan.
                                   10.2*   1997 Omnibus Stock Plan.
                                   10.3*   Amended and Restated 1997 Directors' Stock Option Plan.
                                   10.4*   Third Amended and Restated Stockholders and Registration Rights Agreement,
                                           dated as of  September  19,  1996,  by  and among the Company and certain stockholders.
                                   10.5*+  Reseller/Integration Agreement, dated August 29, 1997, by and Between the
                                           Company  and  MCI   Telecommunication Corporation.
                                   10.6*+  Master Reseller Agreement, dated as of August 23, 1996, between Sprint/United Management Company and the Company.
                                   10.7*+  General Agreement for the Procurement of Equipment, Services and Supplies
                                           and the Licensing of Software,  dated as of December 3,1997, between the
                                           Company and AT&T Corp.
                                   10.8*   Lease   Agreement,   dated   December 12,1996, by and  between the Company
                                           and  The  Equitable   Fire  Assurance Society of The United States.
                                   10.9*   Lease   Amendment,   dated  September 2, 1997, by and between  the Company
                                           and  The  Equitable   Fire  Assurance Society of The United States
                                           (relating to Exhibit 10.8).
                                   10.10*  Loan  and  Security  Agreement  dated April 5, 1996, by and between Silicon
                                           Valley Bank and the Company.
                                   10.11*  Revolving  Promissory  Note issued by the  Company  on  April 5,  1996,  to
                                           Silicon Valley Bank.
                                   10.11.1*Equipment Term Note No. 1 issued by the Company on April 5, 1996, to Silicon Valley Bank.
                                   10.11.2*First  Amendment to Loan and Security Agreement  dated November 8, 1996, by and between  Silicon  Valley Bank and the  Company (relating to Exhibit 10.10).
                                   10.11.3*Second Amendment to Loan and Security Agreement dated February 27, 1997, by and between  Silicon  Valley Bank and the  Company (relating to Exhibit 10.10).
                                   10.12*  Standby  Letter of Credit Agreement,dated December 10,1996 by and Between the Company and Silicon Valley Bank.
                                   10.12.1*Amendment No. 1 to Standby  Letter of Credit   Agreement   dated  September
                                           5,1997,  by and  between  the Company and Silicon  Valley Bank (relating to
                                           Exhibit 10.12).
                                   10.13*  Employment  Agreement  dated December 15, 1994, by and between the Company and Scott E. Stouffer, as amended.
                                   10.14*  Employment  Agreement  dated December 15, 1994, by and between the Company and Robert Troutman, as amended.
                                   10.15*  Terms of  Employment  dated  June 11, 1997, by and between the Company and
                                           Peter J. Minihane, as amended.
                                   10.16*  Terms of  Employment  dated  March 5, 1997, by and between the Company and
                                           Henri A. Cheli, as amended.
                                   10.17*  Terms of  Employment  dated  November 12, 1996, by and between the Company and Gregory J. Langford, as amended.






                                10.18*     Loan  and  Security  Agreement  dated January 8, 1998, by and between
                                           Silicon Valley Bank and the Company.
                                10.18.1*   Revolving  Promissory  Note issued by the Company as of January 8, 1998, to
                                           Silicon Valley Bank.
                                10.18.2@   First  Amendment to Loan and Security Agreement dated June 30,1998,  by and between  Silicon  Valley Bank and the Company.
                                10.18.3@   Amended   and   Restated    Revolving Promissory Note issued by the Company
                                           as of June 30, 1998, to Silicon Valley Bank.
                                10.19**    Agreement  and Plan of  Merger  dated April  15,  1998,  by and  among  the
                                           Company, Visual Acquisition, Inc. and Net2Net.
                                10.20***   Net2Net 1994 Stock Plan, assumed by by the Company.
                                11.1       Statement of computation the Company.of loss per share.
                                27         Financial Data Schedule.

------------------

@ Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-58443.

* Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-41517.

** Incorporated herein by reference to Exhibit 2.1 to the Company's Current Form on Form 8-K dated May 19, 1998.

*** Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, No. 333-53153.

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


                              Visual Networks, Inc.

November 16, 1998             By: /s/ Scott E. Stouffer
                              -------------------------
                              Scott E. Stouffer
                              Chief Executive Officer and President

November 16, 1998             By: /s/ Peter J. Minihane
                              -------------------------
                              Peter J. Minihane
                              Executive Vice President, Chief Financial Officer
                              and Treasurer (principal financial and
                              accounting officer)