Form 10-K405
period 1998-12-31
VISUAL NETWORKS INC
filed 1999-03-31
CIK 1000495

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
       X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ---     SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                    OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ---     SECURITIES EXCHANGE ACT OF 1934

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   Name of Each Exchange
     Title of Each Class:                           on which Registered:
     -------------------                            -------------------
   COMMON STOCK, PAR VALUE                         NASDAQ NATIONAL MARKET
       $0.01 PER SHARE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                                      NONE

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

       Documents incorporated by reference: Specified portions of the Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1999 Annual Meeting are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 1998.

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X].

       The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 22, 1999 was approximately $677,799,065.

       The number of shares outstanding of the Registrant's Common Stock, as of March 22, 1999 was 20,316,570 shares of Common Stock.

                              VISUAL NETWORKS, INC.
                                    FORM 10-K


                                TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----

                                                   PART I
Item 1.      Business.........................................................................2

             Overview.........................................................................2
             Industry Background..............................................................2
             Problems Managing Frame Relay, ATM and IP/Internet Services......................4
             The Visual Networks Solution.....................................................5
             Visual Networks' Strategy........................................................6
             Products.........................................................................7
             Visual's Selling Strategy and Visual UpTime System Deployment Models.............9
             Product Development..............................................................9
             Customers.......................................................................10
             Sales, Marketing and Support....................................................11
             Competition.....................................................................12
             Manufacturing...................................................................13
             Patents and Other Intellectual Property Rights..................................13
             Employees.......................................................................14


Item 2.      Properties......................................................................14

Item 3.      Legal Proceedings...............................................................14

Item 4.      Submission of Matters to a Vote of Security Holders.............................14


                                                  PART II

Item 5.      Market for the Company's Common Equity and Related Stockholder Matters..........15

Item 6.      Selected Consolidated Financial Data............................................18

Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................................19

Item 7A      Quantitative and Qualitative Disclosure about Market Risk.......................31


Item 8.      Financial Statements and Supplementary Data.....................................31

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure......................................................................31

                                                  PART III

Item 10.     Directors and Executive Officers of the Registrant..............................32

Item 11.     Executive Compensation..........................................................32

Item 12      Security Ownership of Certain Beneficial Owners and Management..................32

Item 13.     Certain Relationships and Related Transactions..................................32


                                                  PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K................33


Exhibit Index ...............................................................................33

Signatures...................................................................................35

                           FORWARD-LOOKING STATEMENTS

       IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 1999. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

       Visual Networks, Inc. (the "Company" or "Visual") designs, manufactures and sells wide-area-network ("WAN") service level management systems for statistically multiplexed technologies such as Frame Relay, Asynchronous Transfer Mode ("ATM") and IP/lnternet. The Company's Visual UpTime system combines WAN access functionality with innovative software for performance monitoring, troubleshooting and network capacity planning. Visual UpTime provides instrumentation for network performance measurement and analysis that allows service providers to achieve the service levels required by their customers and to lower operating costs associated with statistically multiplexed services. The availability of performance monitoring and troubleshooting instrumentation also allows subscribers to verify the service levels being supplied by their service provider and monitor traffic traversing the WAN, a requirement for many subscribers wishing to use statistically multiplexed services to carry mission-critical data traffic. The Company believes Visual UpTime systems are deployed in configurations managing up to 1,600 circuits and the system is currently designed to support configurations of up to 45,000 circuits on a single managed network.

       The Company believes it is a worldwide leader in providing WAN service level management systems and has shipped systems for deployment on an aggregate of over 50,000 WAN circuits. The Company has developed relationships with major service providers such as AT&T Corp. ("AT&T"), Sprint/United Management Company ("Sprint"), MCI Worldcom, Inc. ("MCI"), Ameritech Corporation ("Ameritech"), Bell Atlantic Network Integration, Inc. ("Bell Atlantic"), BellSouth Communications Systems, Inc. ("BellSouth"), Intermedia Communications, Inc. and GTE Communication Systems Corporation. These service providers either resell Visual UpTime to their subscribers or integrate Visual UpTime into their network infrastructure to enable them to offer enhanced data transport service levels. Visual UpTime has been deployed in Frame Relay networks utilized by over 425 subscribers, including ABN-AMRO Bank, Cargill, Inc., Delta Air Lines, Inc., EDS Electronic Commerce Division ("EDS"), Federal Express Corporation ("FedEx"), Household International, Inc., Marriott International, Inc. ("Marriott"), Reynolds Metals, Inc. ("Reynolds") and Waste Management, Inc. For the year ended December 31, 1998, the Company had revenue of approximately $50.9 million.

       Vertical Systems Group ("Vertical Systems"), a leading WAN Industry analyst, estimates that approximately 1,000,000 Frame Relay circuits and 45,000 ATM circuits will be installed worldwide from 1999 through 2001. To take advantage of this projected growth in these markets, the Company plans to expand its relationships with its service provider customers which together account for the majority of statistically-multiplexed traffic worldwide. The percentage of revenue attributable to sales to service providers increased from approximately 40% of revenue for the year ended December 31, 1997, to approximately 65% of revenue for the year ended December 31, 1998. Sprint, AT&T and MCI accounted for 27%, 7% and 2%, respectively, of revenue for the year ended December 31, 1997. Sales of products or services to Sprint, AT&T and MCI accounted for 30%, 17% and 14%, respectively, of revenue for the year ended December 31, 1998.

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

       - Deregulation of the telecommunications services industry, which has intensified competition and resulted in decreasing prices of WAN services; and

       - The continued deployment of high capacity fiber-optic networks and the emergence of high bandwidth network access technologies that increase the ability to transfer large volumes of electronic information.

       Vertical Systems forecasts that WAN traffic on leased-line, Frame Relay and ATM services in the U.S. market will triple from 1996 to 2000, estimates the U.S. market for these services exceeded $13 billion in 1997 and projects that it will grow to $19.5 billion in 2000. Vertical Systems estimates that the non-U.S. market for these services exceeded $13 billion in 1997.

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

       The equipment used for Frame Relay, ATM and IP/lnternet services comprises both the access equipment located at the subscriber premises and the switches located at the provider's central office. Access equipment includes devices such as DSU/CSUs, FRADs (frame relay access devices ), frame relay cards for routers and ATM access multiplexers. Vertical Systems projects that the markets for this equipment will grow significantly in parallel with the projected growth in the underlying service markets. The market for Frame Relay, ATM and IP/lnternet access equipment is projected to grow from $353 million in 1996 to $1.4 billion in 2000.

       WAN NETWORK ARCHITECTURES

       WAN services are provided through two network architectures, time division multiplexing ("TDM") and statistical multiplexing. TDM services, such as leased-line and ISDN, rely on architectures which provide dedicated circuits between computing facilities and provide fixed bandwidth regardless of traffic flow. Unless information is continuously transmitted, the dedicated bandwidth is often idle, resulting in the inefficient use of expensive bandwidth. The use of dedicated bandwidth does, however, provide guaranteed throughput and fixed delay, ensuring high quality of service for all network traffic. Consequently, TDM services are suitable for the large installed base of mainframe computing environments running mission-critical, host-centric applications where the variability in traffic volume is low and the traffic volume is relatively predictable. By contrast, statistical multiplexing technologies and their derivative services, such as Frame Relay, ATM, IP/Internet, X.25 and Switched Multimegabit Data Services ( "SMDS" ), are based on the concept of shared bandwidth which is dynamically allocated in real time according to prevailing traffic patterns. As a result of this shared bandwidth, WANs based on these services can be up to 50% less expensive than WANs based on leased-line services for distributed computing applications. Because bandwidth in the WAN is shared among multiple subscribers, however, these services are generally characterized by "best efforts" throughput and variable delay, often resulting in lower quality of service more suitable for non-mission-critical distributed computing applications where the traffic is highly variable and unpredictable.

       WAN services are undergoing a significant shift from TDM architectures to statistically multiplexed architectures. Vertical Systems estimates that worldwide revenues for Frame Relay service, the most widely used service, grew at a compound annual growth rate of 117% between 1995 and 1997 and will grow at a compound annual growth rate of 41% through the year 2000. The worldwide number of installed Frame Relay circuits is projected to grow from approximately 580,000 in 1997 to more than 1.5 million in 2000. ATM services, which are characterized by higher capacities and higher speeds, are less widely offered today but also are projected to experience rapid growth. The worldwide number of installed ATM circuits is projected by Vertical Systems to grow from approximately 4,000 in 1997 to more than 33,000 in 2000. Accordingly, the U.S. market for Frame Relay and ATM services is expected to shift from 12% of WAN bandwidth in 1996 to nearly 40% in 2000 (with the majority of growth attributed to Frame Relay services) while the U.S. market for leased-line services is expected to decrease from approximately 88% of WAN bandwidth to 60% from 1996 to 2000.

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

       The proliferation of statistically multiplexed services has also resulted in increased administrative costs for subscribers as more network managers manage multiple networks consisting of leased-line services supporting mission-critical legacy applications and statistically-multiplexed services supporting recently-deployed, distributed computing applications. The high cost of administering multiple networks coupled with the attractive pricing of statistically-multiplexed services is driving the need for subscribers to consolidate their applications onto a single statistically-multiplexed WAN. The migration of mainframe computing environments running mission-critical host-centric applications onto lower cost statistically multiplexed services has highlighted the need to provide higher service levels with such services. This migration and the proliferation of distributed computing applications have also generated subscriber demand for providers to offer multiple classes of service levels. Multiple service levels enable subscribers to deploy statistically multiplexed WANs that have service characteristics commensurate with the performance requirements of their differing computing applications, thereby optimizing price and performance. Subscriber demand for multiple, guaranteed and verified WAN service levels presents challenges to providers, which must be able to offer these service levels while maintaining profitability.

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

PROBLEMS MANAGING FRAME RELAY, ATM AND IP/LNTERNET SERVICES

       In leased-line environments, the performance, quality and maintainability of the service are independent of the volume and type of traffic running over the service. Accordingly, the diagnostic and measurement capabilities required to sufficiently maintain these services are fairly simplistic and are focused largely on physical transmission characteristics such as bit error rates or line coding violations. These capabilities are widely available within the providers' facilities and work in conjunction with simple DSU/CSUs deployed by the subscribers. By contrast, the performance, quality and maintainability of statistically multiplexed services are highly dependent on the volume and type of traffic running over the service. This extensive interplay between the subscriber application traffic and the provider service dictates the need for sophisticated diagnostic and measurement capabilities which not only analyze physical transmission characteristics but can also analyze the traffic itself. Historically, this level of measurement and analysis capability has generally required the use of expensive portable protocol analyzers, which are typically not deployed on a continuous basis at the demarc. This inability to measure service performance and quality has created difficulties for both subscribers and providers including the following:

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

       The Company believes that the potential subscriber demand for statistically multiplexed services has been constrained by the inability to manage and verify service levels. Additionally, the Company believes that it will be difficult for providers to meet the increasing demand for statistically multiplexed services without systems for managing service levels because the labor-intensity of provisioning and maintaining the service inhibits the providers' ability to scale these WAN services profitably. As the providers' focus shifts to profitability, the growth in Frame Relay, ATM and IP/lnternet services will depend, in part, on the ability of providers to implement systems that can manage service levels, lower operational costs and increase scaleabllity.

THE VISUAL NETWORKS SOLUTION

       The Company's Visual UpTime offering is a leading WAN service level management system that combines WAN access functionality with planning, monitoring and troubleshooting capabilities and enables the implementation of required service levels while simultaneously decreasing the costs and complexity of achieving such levels. Visual UpTime deploys instrumentation for measurement and analysis at the demarc and provides innovative software applications that address the historical problems of managing service levels.

       INCREASED CONFIDENCE IN SERVICE LEVELS. By instrumenting the demarc, Visual UpTime enables providers and subscribers to accurately measure, report on and improve service levels. These abilities serve to clarify the relationship between subscriber and provider, resulting in increased subscriber confidence in running mission-critical computing applications on statistically multiplexed services.

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

       EXTEND TECHNOLOGY LEADERSHIP. The Company believes a combination of technological competencies have been crucial to its success. These competencies include network analysis technology and its application to the effective operation of WANs, the integration of network analysis with WAN access technology, and collaborative subscriber/provider system architectures. Since introducing Visual UpTime in mid-1995, the Company has continued to invest in its core competencies by focusing on feature development, architectural enhancements and cost reductions. The Company intends to continue to invest in the development of Visual UpTime, with particular emphasis on features and architectural improvements designed to accommodate large scale deployment by providers. This includes leveraging its current Frame Relay, ATM and IP/lnternet technologies to provide customers with a single-vender solution for end-to-end service level management as well as to address emerging opportunities such as virtual private networks ( "VPN" ) over the Internet.

       ACHIEVE COST LEADERSHIP. The Company believes its sales levels represent a volume advantage over any other systems being used to manage statistically multiplexed WAN services. The Company intends to leverage this volume advantage with investments in cost reduction to continue to provide the lowest cost WAN service level management system.

       EXPAND SALES AND SUPPORT FUNCTIONS GLOBALLY. Although over 70% of the worldwide circuits for Frame Relay and ATM are deployed in the U.S., many of the Company's largest provider and subscriber customers are multinational corporations. The Company intends to develop a presence outside of the U.S. with particular focus on the providers which have the largest share of the worldwide markets for Frame Relay, ATM and IP/lnternet services.

       LEVERAGE OUTSOURCED MANUFACTURING MODEL. The Company believes scaleable and flexible manufacturing will be critical to its growth. The Company believes it can best meet these requirements by outsourcing the majority of its manufacturing, allowing the Company to focus on its core competencies in product development and sales and marketing.

PRODUCTS

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

       ASE. The ASE is a combination of embedded proprietary software and hardware that performs detailed analysis of network performance at the demarc. Most versions of the ASE provide the functionality of WAN access equipment, such as a DSU/CSU. Visual UpTime ASEs use sophisticated proprietary software in conjunction with networking-specific microprocessors and integrated circuits to perform detailed analysis of every bit, frame and packet traversing the demarc. The ASEs generally store the analysis results locally in memory and wait for the PAM to request the results. When the ASE detects an anomalous condition, it sends an unsolicited alert to the PAM so that network operators can take prompt action. The analysis results are organized in accordance with the structure of standard management information bases ("MlBs") as defined by the Internet Engineering Task Force ("IETF"). These MlBs are compatible with simple network management protocol ("SNMP") and include relevant parts of industry standard MlBs such as MIB 1, MIB II and the remote monitoring ("RMON" ) MIB. Additionally, the ASEs include proprietary MIB extensions that provide added value for WAN service level management. Depending on customer requirements, the Company's core ASE technology can be deployed in a number of configurations based on physical circuit speed, number of virtual circuits supported, type of access functionality and subscriber local area network environment.

       PAM. The PAM is the system database and request broker between the PACs and either the database or ASEs. The PAM runs the Company's proprietary software on Microsoft's WindowsNT Server and SQL Server database. The PAM communicates with the PACs using a proprietary application programming interface ("API"). The PAM communicates with the ASEs using either SNMP or trivial file transfer protocol ( "TFTP" ). Unlike traditional SNMP management architectures which depend on continuous polling between the manager (PAM) and agents (ASEs), a bandwidth consuming process, Visual UpTime distributes most of the processing burden to the ASE, allowing the PAM-ASE data sharing to take place less frequently, typically once a day. This feature is critical in WAN environments where costly bandwidth makes continuous management polling impractical.

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

       The Visual UpTime components are sold as a complete system which requires at least one PAC/PAM per deployment along with one ASE deployed at the demarc of each circuit on which service level management is required. The system architecture currently supports configurations with up to 45,000 circuits. The Company believes the system is currently deployed in configurations managing more than 1,600 circuits. System pricing varies by size of deployment and relative mix between circuit speeds. The Company expects its average selling price to decrease significantly as its sales to providers increase.

       ANALYZER

       The Company's analyzer (the "Analyzer") is a combination of embedded proprietary software and hardware and Microsoft Windows presentation software that performs detailed analysis of network performance on ATM circuits. The Windows software running on a Pentium-based computer connects either locally or remotely to the hardware to perform detailed analysis of every bit, cell and packet traversing the ATM circuit. The Analyzer is designed to meet both the network monitoring and troubleshooting needs of field support personnel and the centralized operational needs for supporting remote ATM circuits. Depending on customer requirements, the Analyzer can be utilized in a number of configurations based on physical circuit speed, access line type and monitoring application. The Company distributes the Analyzer through a number of channels, including VARs, resellers and OEM arrangements. The Company expects that it will utilize the OEM channel for future sales.

VISUAL'S SELLING STRATEGY AND VISUAL UPTIME SYSTEM DEPLOYMENT MODELS

       The Company has deployed a long-term, multi-stage selling strategy. Initially, the Company sold Visual UpTime to subscribers, with the objective of creating demand among subscribers for higher service levels for statistically multiplexed WAN services and stimulating demand among providers for the infrastructure necessary to provide and maintain such service levels. In 1995 and 1996, the majority of the Company's sales were made to subscribers directly or through value-added resellers. At the same time, the Company commenced marketing Visual UpTime to providers for resale or lease as value-added CPE in conjunction with their service offerings. In furtherance of this stage of the Company's selling strategy, the Company has executed reseller agreements with Sprint and MCI. The portion of the Company's revenue derived from these and other provider relationships has grown from approximately 40% for the year ended December 31, 1997 to approximately 65% for the year ended December 31, 1998.

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

PRODUCT DEVELOPMENT

       The Company has developed core competencies in network analysis technology and its application to the effective operation of WANs, the integration of network analysis with WAN access technology and collaborative subscriber/provider system architectures.

       The Company has made significant investments in Visual UpTime architecture and feature development. Through the acquisition of Net2Net, the Company has accelerated the development of ATM functionality into Visual UpTime to provide customers with a single-vendor solution for end-to-end service level management, encompassing Frame Relay, ATM and IP/Internet. In addition, the Company will continue to expand the functionality of Visual UpTime to address emerging opportunities such as VPNs over the Internet. The Company is focused on the further enhancement and refinement of Visual UpTime, including the development of the architectural scaleability that will be required for wide-scale implementation through the provider deployment model. Additionally, the Company expects to invest in system refinements which increase the economic benefit of deployments outside North America. The Company's success will depend to a substantial degree on its ability to bring to market in a timely fashion new products and enhancements to Visual UpTime that meet changing market requirements. The Company expects to employ a combined strategy of developing products internally and acquiring products and technology to meet evolving market requirements.

       As of December 31, 1998, there were 82 persons working in the Company's research and development area. The Company's research and development expenditures were $5.4 million, $7.3 million and $10.4 million for the years ended December 31, 1996, 1997 and 1998, respectively.

CUSTOMERS

       Visual UpTime has been shipped to more than 425 subscribers. Subscriber deployments represent the majority of deployments to date. The following subscribers each have generated, either directly or through resellers, cumulative revenue of more than $250,000:

     ABN-AMRO Bank                           Federal Express Corporation
     Cargill, Inc.                           Household International, Inc.
     Columbia Gas System Inc.                Marriott International, Inc.
     Delta Air Lines, Inc.                   Waste Management, Inc.
     EDS, Electronic Commerce Division

       Sprint, AT&T and MCI accounted for 27%, 7% and 2%, respectively, of revenue for the year ended December 31,1997. Sales of products or services to Sprint, AT&T and MCI accounted for 30%, 17% and 14%, respectively, of revenue for the year ended December 31, 1998. See "Risk Factors--We are Dependent on Certain Major Customers".

       Since mid-1996, the Company has developed business relationships with a number of providers, including AT&T, MCI, Sprint, Ameritech, Bell Atlantic and BellSouth. These providers supply approximately 50% of worldwide Frame Relay and ATM services. While these relationships are at different levels of business maturity, the portion of the Company's revenue derived from these relationships has grown from approximately 40% in the year ended December 31, 1997, to approximately 65% in the year ended December 31, 1998. The Company expects to expend substantial additional effort to evolve these business partners to the provider deployment model. See "Risk Factors--Our Success Depends on Service Providers Incorporating Our Product Into Their Infrastructure" and "Risk Factors--We Are Subject To Lengthy Sales Cycles."

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

SALES, MARKETING AND SUPPORT

       The Company's sales, marketing and support operations vary according to the type of deployment model being targeted:

       SUBSCRIBER DEPLOYMENT

       The Company has targeted subscriber deployment opportunities through a combination of direct sales, sales through value-added resellers and integrators and sales through providers acting in the capacity of resellers. The Company provides pre-sale technical support to each of its channels. The development of relationships with the various channels varies from 2 to 12 months for value added resellers and integrators and from 12 to 24 months in the case of providers. The sales cycle for subscriber deployment when handled directly or through resellers is typically 4 to 6 months, and, for this reason, a large majority of sales to date have been subscriber deployments.

       PROVIDER DEPLOYMENT

       The Company targets provider deployment opportunities on an account by account basis in descending order of their Frame Relay and ATM market shares. According to Vertical Systems, AT&T, Sprint and MCI together control more than 55% of the U.S. market and 40% of the worldwide market for Frame Relay and ATM services. Because of current levels of competition for WAN services, the Company believes its most significant opportunities for Visual UpTime are with U.S.-based long distance providers. The Company believes its relationships with AT&T, Sprint and MCI will influence other providers to adopt Visual UpTime.

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

       The Company has sales and technical support teams assigned to each account. In addition, the Company's senior management team devotes significant time furthering the business relationships with these providers and the Company invests significant marketing resources to stimulate sales to these providers. The Company expects to increase its sales, marketing and support efforts addressed to these providers and extend those efforts to international and IP/lnternet providers.

       As of December 31, 1998, the Company employed 51 persons in sales and marketing. The Company's expenditures on sales and marketing were approximately $9.5 million, $13.2 million and 13.9 million for the years ended December 31, 1996, 1997, and 1998, respectively.

COMPETITION

       The markets for telecommunications equipment and software are intensely competitive. Visual UpTime integrates key functionality traditionally found in three distinct market segments: the WAN access equipment market; the network test and analysis market; and the market for telecommunications OSS. The Company believes that Visual UpTime is the only system which integrates functional attributes from these three market segments to cost-effectively provide WAN service level management. Because of the size and growth opportunity associated with the WAN service level management market, the Company expects to encounter increased competition from current and potential participants in each of these segments. See "Risk Factors--We Face Intense and Evolving Competition in the WAN Equipment Market".

       WAN ACCESS EQUIPMENt

       The WAN access equipment market is highly fragmented. This market includes DSU/CSUs, low to mid-range time division multiplexers, Frame Relay access devices and ATM access products. Leading vendors in this segment include ADC Telecommunications, Inc., Paradyne Corporation, Adtran, Inc., Sync Research, Inc. and Digital Link Corp. The Company expects that, in some cases, these companies may partner with companies offering network test and analysis products in order to compete in the WAN service level management market. The Company is aware of such arrangements between Digital Link and NetScout and NetScout and Paradyne. Furthermore, internetworking providers, such as Cisco Systems, Inc., may integrate WAN access functionality with routers, which may adversely affect Visual UpTime's cost justification.

       NETWORK TEST AND ANALYSIS

       An essential element of a WAN service level management system is technology and expertise associated with network test and analysis. Products in this market include portable and distributed protocol analyzers and transmission test instruments. The major vendors in this market segment are Network Associates, Inc., Hewlett-Packard Company, Telecommunications Techniques Corp. and NetScout.

       TELECOMMUNICATIONS OPERATIONAL SUPPORT SYSTEMS

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

MANUFACTURING

       The Company currently uses a combination of subcontracting and internal manufacturing, but anticipates moving to a predominately outsourced manufacturing model in order to achieve significant scaleability. In connection with its outsourcing strategy and increased volumes, the Company is seeking to secure additional sources of supply, including additional contract manufacturers. The Company was recently ISO 9001 certified and has not experienced any significant delays or material unanticipated costs resulting from the use of subcontractors; however, such a strategy involves certain risks, including the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. Although the Company attempts to maintain appropriate back-up suppliers, in the event that any significant subcontractor were to become unable or unwilling to continue to manufacture and/or test the Company's products in required volumes, the Company would have to identify and qualify acceptable replacements. This qualification process could be lengthy and no assurance could be given that any additional sources would become available to the Company on a timely basis. A delay or reduction in component shipments, or a delay or increase in costs in the assembly and testing of products by third party subcontractors, could materially and adversely affect the Company's business, financial condition and results of operations.

       Although the Company generally uses standard parts and components for its products, several key components are currently purchased only from sole, single or limited sources. Any interruption in the supply of these components, or the inability of the Company or its subcontractors to procure these components from alternate sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Risk Factors--We Are Dependent on Sole and Limited Source Suppliers and May Face Fluctuations in Component Pricing".

PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

       The Company presently has one issued patent on the "Measurement of Round Trip Delay", which expires in April 2015, and another issued on the "Method and Apparatus for Measurement of Peak Throughput in Packetized Data Networks," which expires in 2016. It also has two patents pending. No assurance can be given that competitors will not successfully challenge the validity or scope of the Company's patents or that such patents will provide a competitive advantage to the Company. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees and business partners and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's products is difficult. Effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the Company's protection of its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual rights of the Company.

       The Company expects that software and communications product developers will increasingly be subject to claims of infringement of patents as the number of products and competitors in the Company's industry segment grows and the functionality of products in the industry segment overlaps. The Company is not aware that any of its products infringe the property rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future products. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on the Company's business, financial condition and results of operations. Such claims might require the Company to enter into license or royalty agreements. Such license or royalty agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors--We Rely on Intellectual Property and Proprietary Rights".

       EMPLOYEES

       As of December 31, 1998, the Company had 177 full-time employees, including 82 in product development, 43 in sales, 8 in marketing, 10 in manufacturing, 6 in customer service and 28 in finance, centralized services and administration.

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

ITEM 2. PROPERTIES

       The Company's principal administrative, sales and marketing, research and development and customer support facility is located in approximately 49,000 square feet of office space in Rockville, Maryland that the Company occupies under leases that expire in November 2001. The Company also occupies approximately 14,000 square feet of space for its Hudson, Massachusetts facility which the Company has leased through December 1999. While the Company believes that its facilities in Rockville are adequate for its immediate needs, it may need additional space in late 2000. The Company intends to obtain alternative space in Hudson.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS.

       The Company's Common Stock is traded on the Nasdaq National Market under the symbol "VNWK." Prior to February 6, 1998, there was no established public trading market for any of the Company's securities.

       The following table sets forth, for the periods indicated, the range of high and low closing sales price for the Common Stock as reported on the Nasdaq National Market.

Fiscal 1998                                                           High                Low
-----------                                                           ----                ---

First Quarter (from February 6, 1998 to March 31, 1998)             $26.000             $16.813
Second Quarter (ended June 30, 1998)                                 37.250              28.250
Third Quarter (ended September 30, 1998)                             37.750              17.500
Fourth Quarter (ended December 31, 1998)                             37.875              22.125

Fiscal 1999
-----------

First Quarter (from January 1, 1999 to March 22, 1999)               43.500              31.500

       On March 22, 1999, the last reported sale price of the Common Stock was $39.500 per share. As of March 22, 1999, the Company had approximately 236 shareholders.

       The Company has never paid or declared any cash dividends on its Common Stock. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate declaring or paying cash dividends on its Common Stock in the foreseeable future. In addition, the Company's credit facility with Silicon Valley Bank prohibits the Company from paying cash dividends without the Bank's consent. See Note 2 of Notes to Consolidated Financial Statements.

       On May 15, 1998, Visual Acquisitions, Inc., the Company's wholly owned subsidiary merged into Net2Net Corporation ("Net2Net") under the terms of an Agreement and Plan of Merger dated April 15, 1998. In connection with the merger, the shares of capital stock of Net2Net owned by the selling stockholders and certain obligations of Net2Net to creditors were converted, on a pro rata basis, into shares of the Company's Common Stock, and Net2Net became the Company's wholly owned subsidiary. The selling stockholders and creditors of Net2Net received, in the aggregate, 2,075,277 shares of Common Stock in connection with the merger. The non-cash consideration for the shares issued to the selling stockholders of Net2Net was an aggregate of $64,256,375 and the non-cash consideration for the shares issued to creditors of Net2Net subsequent to the merger was an aggregate of $604,895. All such shares were issued by the Company in reliance upon the exemption contained in Section 506 of Regulation D.

       The following table represents all securities sold by the Company during 1998 in connection with the Net2Net merger, which were not registered under the Securities Act of 1933, as amended.

                                                   NUMBER OF
                        NAME                        SHARES
                        ----                        ------

Richard J. Arena..............................      98,740
Michael Barza.................................      18,092
Ralph L. Beck.................................      54,118
Jeffrey Bellanger.............................         634
Clark Bernard.................................      18,513
Margaret and Nicholas Bik.....................       4,451
Columbia Ventures Trust.......................       7,935
Commonwealth Capital Ventures, L.P............      14,897
Nicholas Cooke................................         857
Robert M. and Carol M. Cotter.................       7,829
Frederick R. Cronin...........................      23,805
Cutler Associates Investments, Inc............      15,870
Tetsuko De La Vega............................         126
Dextra Holdings Ltd...........................     180,207
Laurence W. Duclos, Jr........................       7,300
Peter W. Dumas................................       4,166
Thomas Dungan.................................         800
Roberta Farrell...............................         126
David H. Feinberg.............................       3,967
Mark Galvin...................................       3,650
Abbott Gilman.................................      15,870
Independence Trust............................      28,884
Kathleen Jacobelli............................       1,269
Paul W. Kelley................................      98,714
Dennis A. Kirshy..............................      51,579
Allan M. Kline................................       4,364
Richard A. Kline..............................         317
Alexander E. Kukielka.........................      52,531
Jeffrey S. Lang...............................       7,935
Herbert A. and Rose Lerner....................       2,777
Le Serre......................................       3,615
Kevin C. Little...............................      34,915
Litton Master Trust...........................      60,069
Stuart P. MacEachern..........................       5,395
Nigel C. Machin
      (Custodian for Carey
        Machin under UGMA)....................       1,745
Nigel C. Machin
      (Custodian for Haley
        Machin under UGMA)....................       1,745
Nigel C. Machin...............................      10,791
Ernest Magaro.................................       7,300
Lauren Maschio................................         634
Arnold M. McCalmont...........................      15,394
James A. and Regina M. McCalmont..............      15,870

                                                   NUMBER OF
                        NAME                        SHARES
                        ----                        ------

Jennifer N. McCalmont.........................       7,935
Rebekah R. McCalmont..........................      23,329
Stephen A. McCalmont..........................     197,429
Norman B. Meisner.............................       7,935
MHF Sylvan Fund...............................      33,853
NMS Services (Cayman), Inc....................     183,730
Charles J. and Virginia R. Nagle..............       8,259
Fred S. and Nancee J. Nixdorf.................       7,776
Rodger Nordblom...............................      19,995
The Ocean Fund(1)   ..........................     358,784
Vincent M. O'Reilly...........................       9,124
Raymond E. Palmer.............................       3,650
Pioneer Capital Corporation...................      32,361
Pioneer Ventures Limited Partnership II.......     164,337
David Robbins.................................       1,904
Howard Salwen.................................       4,761
Howard Salwen
      (1986 Children's Trust FBO
        Andre Salwen).........................       4,761
Howard Salwen
      (1986 Children's Trust FBO
       David Salwen)..........................       4,761
Larry S. and Eileen Samburg...................       2,380
Morey Schapira................................         991
Nathaniel P. Schildbach.......................          95
Keith Schofield...............................         253
Peter K. Schofield............................       7,935
Silicon Valley Bank(2)  ......................       2,225
William L. and Esther M. Steele...............       1,587
Richard Steinberg.............................       8,463
Technical Communications
      Corporation.............................      36,184
Waterline Capital LLC.........................      39,676
Lars Widstrand................................         158
Worcester Venture Group Trust.................      12,850

(1) The Ocean Fund received 16,848 of these shares upon repayment of a note issued by Net2Net.

(2) Silicon Valley Bank received 2,225 shares of the Company upon exercise of a warrant issued by Net2Net.

        In addition, from January 1, 1998 through May 1, 1998, the Company issued an aggregate of 191,946 shares of Common Stock in the aggregate amount of $95,718, upon exercise of stock options. The shares were issued at prices ranging from $0.07 to $7.00 per share and were issued in reliance upon the exemption contained in Rule 701 of the Securities Act of 1933, as amended.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

       The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, notes thereto and other financial information included elsewhere in this Form 10-K. The selected consolidated financial data as of and for the years ended December 31, 1996, 1997 and 1998, are derived from consolidated financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data for the years ended December 31, 1994 and 1995, are derived from audited consolidated financial statements not included in this Form 10-K.


                                                                              YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------------------
                                                         1994            1995           1996           1997             1998
                                                     ------------     ----------     ----------     -----------     ------------
                                                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

CONSOLIDATED STATEMENT OF
    OPERATIONS DATA:

Revenue.............................................    $     -        $     567      $   8,279      $   27,345      $  50,863
Cost of goods sold..................................          -              242          3,687          10,754         19,010
                                                       ----------     ----------     ----------     -----------     ----------
      Gross profit..................................          -              325          4,592          16,591         31,853
                                                       ----------     ----------     ----------     -----------     ----------
Operating expenses:
      Research and development......................          163          2,038          5,432           7,321         10,396
      Sales and marketing...........................          -            1,187          9,483          13,182         13,899
      General and administrative....................          276            566          2,036           3,211          4,256
      Merger-related costs (1)......................          -              -              -               -            5,069
                                                       ----------     ----------     ----------     -----------     ----------
                        Total operating expenses....          439          3,791         16,951          23,714         33,620
                                                       ----------     ----------     ----------     -----------     ----------
Loss from operations................................         (439)        (3,466)       (12,359)         (7,123)        (1,767)
Interest income, net................................            1             63            166              93          2,275
                                                       ----------     ----------     ----------     -----------     ----------
Net income (loss)...................................         (438)        (3,403)       (12,193)         (7,030)           508
Dividends and accretion on preferred stock..........          -             (250)        (1,012)         (1,457)          (171)
                                                       ----------     ----------     ----------     -----------     ----------

Net income (loss) attributable to common shareholders   $    (438)     $  (3,653)     $ (13,205)     $   (8,487)     $     337
                                                       ==========     ==========     ==========     ===========     ==========
Basic and diluted income (loss) per share...........    $   (0.14)     $   (1.04)     $   (2.97)     $    (1.72)     $    0.02
                                                       ==========     ==========     ==========     ===========     ==========
Basic weighted-average shares (2)...................    3,113,327      3,524,681      4,439,522       4,926,802     18,228,982
                                                       ==========     ==========     ==========     ===========     ==========

Diluted weighted-average shares (2).................    3,113,327      3,524,681      4,439,522       4,926,802     21,145,216
                                                       ==========     ==========     ==========     ===========     ==========
Pro forma basic and diluted income (loss) per
    share ..........................................                                                 $    (0.45)     $    0.02
                                                                                                    ===========     ==========
Pro forma basic and diluted weighted-average shares (2)                                              15,532,537     21,145,216
                                                                                                    ===========     ==========

CONSOLIDATED BALANCE SHEET DATA:

Cash and cash equivalents...........................       $1,424        $ 3,548       $  7,551      $    8,902        $50,531
Working capital.....................................        1,319          3,632          7,031            (271)        44,187
Total assets........................................        1,489          5,091         13,344          18,611         66,848
Long-term debt, net of current portion..............          -               86            148             -              -
Redeemable convertible preferred stock..............        1,170          3,385         13,398          14,855            -
Stockholders' equity (deficit)......................          205            678         (4,980)        (13,302)        48,665

(1) During the year ended December 31, 1998, the Company incurred certain merger-related costs in connection with its acquisition of Net2Net. See Notes 1 and 6 of Notes to Consolidated Financial Statements.

(2) For an explanation of the determination of the weighted-average number of shares used in computing income (loss) per share amounts, see Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements, the related notes thereto, and other financial information included elsewhere in this Form 10-K.

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

       During 1995 and 1996, most of the Company's sales were to subscribers. In August 1996, the Company entered into a master reseller agreement with Sprint, resulting in the Company's products shipping through Sprint to subscribers. In October 1997, the Company entered into a similar master reseller agreement with MCI, which also resulted in shipments of the Company's products through MCI to subscribers. During 1997 and 1998, the Company has focused on selling Visual UpTime directly to providers as part of their network infrastructure. In December 1997, the Company entered into an agreement with AT&T, which provides for the sale of the Company's products to AT&T for deployment as part of AT&T's infrastructure.

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

       The Company currently contracts with third parties for board assembly and other production processes and has manufacturing operations that perform final assembly, testing and shipping of its product at its facilities in Rockville, Maryland and Hudson, Massachusetts. The Company anticipates maintaining a portion of its internal manufacturing function for the foreseeable future at its Rockville, Maryland facility.

       On May 15, 1998, the Company acquired Net2Net in a merger accounted for as a pooling of interests. The combination with Net2Net will affect the future results of the operations reported by the Company. See Note 1 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

       The following table presents for the periods indicated certain consolidated statement of operations data as a percentage of the Company's revenue:

                                                              YEARS ENDED DECEMBER 31,
                                                       -----------------------------------
                                                         1996          1997         1998
                                                       --------      --------     --------
Revenue..............................................    100.0%        100.0%       100.0%
Cost of goods sold...................................     44.5          39.3         37.4
                                                       --------      --------     --------
      Gross profit...................................     55.5          60.7         62.6
                                                       --------      --------     --------
Operating expenses:
      Research and development.......................     65.6          26.8         20.4
      Sales and marketing............................    114.6          48.2         27.3
      General and administrative.....................     24.6          11.7         8.4
      Merger-related costs...........................    -             -             10.0
                                                       --------      --------     --------
                        Total operating expenses.....    204.8          86.7         66.1
                                                       --------      --------     --------
Loss from operations.................................   (149.3)        (26.0)        (3.5)
Interest income, net.................................      2.0           0.3          4.5
                                                       --------      --------     --------
Net income (loss)....................................   (147.3)%       (25.7)%        1.0%
                                                       ========      ========     ========

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

       REVENUE. The Company recognized $50.9 million in revenue for the year ended December 31, 1998, an 86.0% increase over revenue of $27.3 million for the year ended December 31, 1997. The increase was due primarily to the continued acceptance of Visual UpTime in the Frame Relay market, with a significant increase in sales to providers and, to a lesser extent, to the increase in sales of the Company's network analysis tools. Sales to providers accounted for approximately 65% of revenue for the year ended December 31, 1998 as compared to approximately 40% for the year ended December 31, 1997.

       GROSS PROFIT. Cost of goods sold consists of component parts, direct compensation costs, warranty and other contractual obligations, royalties, license fees and other overhead expenses related to manufacturing operations. Gross profit was $31.9 million for the year ended December 31, 1998, as compared to $16.6 million for the year ended December 31, 1997, an increase of $15.3 million. Gross margin was 62.6% of revenue for the year ended December 31, 1998, as compared to 60.7% of revenue for the year ended December 31, 1997. The increase in gross margin percentage was due primarily to product cost reductions and to product sales mix. The Company's future gross margins may be adversely affected by a number of factors, including product mix, the proportion of sales to providers, competitive pricing, manufacturing volumes and an increase in the cost of component parts.

       RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists of compensation for research and development staff, depreciation of test and development equipment, certain software development costs and costs of prototype materials. Research and development expense was $10.4 million for the year ended December 31, 1998 as compared to $7.3 million for the year ended December 31, 1997, an increase of $3.1 million. The increase in research and development expense was due primarily to increased staffing levels and, to a lesser extent, purchases of materials used in the development of new or enhanced products. Research and development expense was 20.4% and 26.8% of revenue for the years ended December 31, 1998 and 1997, respectively. The Company expects that research and development expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during 1999 and thereafter. The increase in absolute dollars will support continued development of new enhanced products and the exploration of new or complementary technologies.

       SALES AND MARKETING EXPENSE. Sales and marketing expense consists of compensation for the sales and marketing staff, commissions, pre-sales support, travel and entertainment expense, trade shows and other marketing programs. Sales and marketing expense was $13.9 million for the year ended December 31, 1998, as compared to $13.2 million for the year ended December 31, 1997, an increase of $0.7 million. The increase in sales and marketing expense was due primarily to increased staffing levels during the year and related costs, such as commissions. Sales and marketing expense was 27.3% and 48.2% of revenue for the years ended December 31, 1998 and 1997, respectively. The Company expects that sales and marketing expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during 1999 and thereafter. This increase in absolute dollars is expected to be incurred as additional personnel are hired, field offices are opened and promotional expenditures increase to allow the Company to increase its market penetration and to pursue market opportunities.

       GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists of the costs of finance, administration, and general management activities. General and administrative expense was $4.3 million for the year ended December 31, 1998 as compared to $3.2 million for the year ended December 31, 1997, an increase of $1.1 million. The increase in general and administrative expense was due primarily to increased staffing levels and costs incurred related to a planned secondary public offering that was canceled in 1998. General and administrative expense was 8.4% and 11.7% of revenue for the years ended December 31, 1998 and 1997, respectively. The Company expects that general and administrative expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during 1999 and thereafter. The increase in absolute dollars is expected to be required for the expansion of the Company's administrative staff and internal systems to support expanding operations.

       MERGER-RELATED COSTS. In connection with the Net2Net acquisition, the Company recorded merger-related charges for transaction costs, integration expenses and restructuring charges of approximately $5.1 million. Transaction costs totaled approximately $4.2 million and consisted primarily of fees for investment bankers, attorneys, accountants, and other direct transaction costs. Integration expenses totaled approximately $0.2 million and consisted of incremental and non-recurring costs necessary to integrate Visual and Net2Net. These costs were expensed as incurred. In the second quarter, the Company recorded a restructuring charge of approximately $2.7 million primarily in connection with the consolidation of Visual and Net2Net's manufacturing, sales, marketing and administrative functions as well as the discontinuance of certain Net2Net product development efforts. The consolidation included a reduction in employees that resulted in severance and other termination benefits including out-placement assistance. The remaining restructuring costs related primarily to the termination of contractual obligations, including leases and OEM distribution agreements, with no future benefit. During 1998, approximately $0.7 million was charged against the restructuring reserve. This amount included approximately $0.5 million related to employee termination costs and approximately $0.2 million related to contractual obligations. In the fourth quarter, the Company reversed the remaining $2.0 million of the restructuring accrual. The lower than estimated cost resulted from fewer than planned terminations and higher than planned attrition, along with lower than estimated costs associated with exiting certain contractual obligations. As of December 31, 1998, all amounts due under contractual obligations have been paid and all of the employee terminations have been completed and the related benefits have been paid.

       INTEREST INCOME, NET. Interest income, net, for the year ended December 31, 1998 was approximately $2.3 million as compared to $0.1 million for the year ended December 31, 1997. The increase was due to the significant increase in cash and cash equivalents between periods resulting from the proceeds of the Company's IPO in February 1998.

       NET INCOME (LOSS). Net income for the year ended December 31, 1998 was $0.5 million as compared to a net loss of $7.0 million for the year ended December 31, 1997, an increase of $7.5 million. Increased operating expenses and the merger-related costs described above offset the increases in revenue, gross profit, and interest income achieved in 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

       REVENUE. The Company recognized $27.3 million in revenue for the year ended December 31, 1997, as compared to $8.3 million for the year ended December 31, 1996, an increase of $19.0 million. The increase was due primarily to acceptance of Visual UpTime in the Frame Relay market and to sales resulting from the reseller agreement signed with Sprint in August 1996 and, to a lesser extent, to the increase in sales of the Company's network analysis tools. Revenue from this reseller agreement accounted for approximately 27% of revenue for the year ended December 31, 1997.

       GROSS PROFIT. Gross profit was $16.6 million for the year ended December 31, 1997, as compared to $4.6 million for the year ended December 31, 1996, an increase of $12.0 million. Gross profit was 60.7% for the year ended

December 31, 1997, as compared to 55.5% for the year ended December 31, 1996. The increase in gross margin percentage was due primarily to product cost reductions and to the mix of product sales.

       RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $7.3 million for the year ended December 31, 1997, as compared to $5.4 million for the year ended December 31, 1996, an increase of $1.9 million. The increase in research and development expense was due primarily to increased staffing levels and, to a lesser extent, purchases of materials used in the development of new or enhanced products.

       SALES AND MARKETING EXPENSE. Sales and marketing expense was $13.2 million for the year ended December 31, 1997, as compared to $9.5 million for the year ended December 31, 1996, an increase of $3.7 million. The increase in sales and marketing expense was due primarily to increased staffing levels.

       GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense was $3.2 million for the year ended December 31, 1997, as compared to $2.0 million for the year ended December 31, 1996, an increase of $1.2 million. The increase in general and administrative expense was due primarily to increased staffing levels.

       NET LOSS. The Company's net loss was $7.0 million for the year ended December 31, 1997, as compared to net loss of $12.2 million for the year ended December 31, 1996, a decrease of $5.2 million. This decrease was due primarily to the revenue and gross profit increases described above.

LIQUIDITY AND CAPITAL RESOURCES

       At December 31, 1998, the Company's combined balance of cash and cash equivalents was $50.5 million as compared to $8.9 million as of December 31, 1997. This increase is primarily attributable to the $45.4 million in net proceeds that the Company received from the sale of common stock in its IPO in February 1998. Cash provided by operating activities was approximately $0.1 million for the year ended December 31, 1998. Capital expenditures were approximately $3.9 million for the year ended December 31, 1998.

       The Company requires substantial working capital to fund its business, particularly to finance inventories, accounts receivable, research and development activities and capital expenditures. The Company currently anticipates that capital expenditures for 1999 are not expected to exceed $3.5 million. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products and market acceptance of the Company's products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms, if at all.

       In addition to the Company's cash and cash equivalents, the Company's other principal source of liquidity is its bank credit facility. The credit facility includes a revolving line of credit providing for borrowings up to the lesser of $7.0 million or 80% of eligible accounts receivable (as defined in the credit facility). The agreement entitles Silicon Valley Bank to a security interest in the Company's inventory and accounts receivable. The agreement contains restrictive financial covenants, including, but not limited to, restrictions related to liquidity and net worth as well as restrictions related to acquisitions, dispositions of assets, distributions, and investments. Interest is payable monthly at the prime rate. As of December 31, 1998, there were no borrowings outstanding under the bank credit facility.

       Substantially all of the Company's product sales to date have been made to customers in the U.S. The Company intends to increase its sales efforts in foreign markets. The Company plans to sell its products to foreign customers at prices denominated in U.S. dollars. However, if the Company commences selling material volumes of product to such customers at prices not denominated in U.S. dollars, the Company intends to adopt a strategy to hedge against fluctuations in foreign currency.

       The Company believes that the net proceeds from the IPO together with existing sources of liquidity will be sufficient to fund its capital expenditures and working capital needs for the next 18 to 24 months. The Company may consider from time to time various financing alternatives and may seek to raise additional capital through equity or debt financing or to enter into strategic arrangements. There can be no assurance, however, that any such financing alternatives will be available on terms acceptable to the Company, it at all.

RISK FACTORS

OUR SUCCESS DEPENDS ON SERVICE PROVIDERS INCORPORATING OUR PRODUCT INTO THEIR INFRASTRUCTURE

       While we have begun implementation of a sales and marketing strategy to sell Visual UpTime to service providers which will deploy the product as part of their network infrastructure ("provider deployment model"), a significant portion of our revenue continues to come from sales of our products to subscribers. We expect that sales directly to subscribers will continue to account for a significant portion of our revenue through at least the end of 1999. We anticipate that a significant portion of our future revenue will be attributable to sales of Visual UpTime using the provider deployment model. Our future performance will therefore be substantially dependent on incorporation of Visual UpTime by service providers into their service offerings to subscribers. Service providers have not typically offered solutions that enable the subscriber to measure and test the WAN service levels offered by the service provider, and we could encounter resistance on the part of some service providers to offering these solutions. There can be no assurance that we will be successful in persuading service providers to adopt the provider deployment model. We believe the success or failure of the provider deployment model, and the timing of success, if achieved, will depend on a number of factors over which we may have little or no control, including: service provider and subscriber acceptance of and satisfaction with our systems; the realization of operating cost efficiencies for service providers when service level management systems are deployed and our ability to demonstrate such operational benefits; generation of demand for these systems from subscribers and support for the systems within the service providers' sales forces; competitive dynamics between WAN service providers and the development of the WAN services market overall; our successful development of systems and products which address the requirements for systems deployed as part of a service provider's infrastructure; the timing and successful completion of integration development work by service providers to incorporate our service level management functionality into their operational support systems; and the absence of new technologies which make our products and systems obsolete before they can achieve broad acceptance. The failure of our products to become an accepted part of the service providers' service offerings or a slower than expected increase in the volume of sales by us to service providers would have a material adverse effect upon our business, financial condition and results of operations.

WE ARE SUBJECT TO LENGTHY SALES CYCLES

       The provider deployment model is characterized by a lengthy sales cycle. We expect that sales of Visual UpTime will require a substantial commitment of capital from service providers, with the attendant delays frequently associated with service providers' internal procedures to approve large capital expenditures and lengthy decision-making processes. The sales cycle can also be expected to be subject to a number of significant risks, including service providers' budgetary constraints and technology assessment and other internal acceptance reviews over which we have little or no control. Sales of Visual UpTime generally involve significant testing by and education of both service providers and subscribers as well as a substantial commitment of our sales and marketing resources. As a result, we may expend significant resources pursuing potential sales opportunities that will not be consummated. Even if the provider deployment model is implemented, curtailment or termination of service provider marketing programs, decreases in service provider capital budgets or reduction in the purchasing priority assigned to products such as Visual UpTime, particularly if significant and unanticipated by us, could have a material adverse effect on our business, financial condition and results of operations.

WE ARE DEPENDENT ON CERTAIN MAJOR CUSTOMERS

       We are dependent on a small number of customers for a substantial portion of our revenue. For the year ended December 31, 1997, sales of products or services to Sprint accounted for 27% of our revenue. For the year ended December 31, 1998, sales of products or services to Sprint, AT&T and MCI accounted for 30%, 17% and 14%, respectively, of our revenue. If our evolution to the provider deployment model is successful, our customer base will consist predominantly of large public network service providers. There are only a small number of these service providers, and the substantial capital requirements involved in the establishment of public networks significantly limit additional entrants into this market. In addition, the number of these service providers may decrease if and as service providers merge or acquire one another. Accordingly, the loss of any service provider customer, or the reduction, delay or cancellation of orders or a delay in shipment of our products to any service provider customer, could materially and adversely affect our business, financial condition and results of operations.

       Our anticipated dependence on sizable orders from a limited number of service providers will make the relationship between us and each service provider critically important to our business. As our relationships with these service providers evolve over time, adjustments to product specifications, forecasts and delivery timetables may be made by us in response to service provider demands and expectations. Further, because none of our agreements contain minimum purchase requirements, there can be no assurance that the issuance of a purchase order will result in significant repeat business. Any inability to manage our service provider relationships successfully could have a material adverse effect on our business, financial condition and results of operations.

OUR INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND WE ARE DEPENDENT ON CONTINUED MARKET ACCEPTANCE OF OUR EXISTING PRODUCTS AND OUR ABILITY TO DEVELOP NEW, MARKETABLE PRODUCTS

       Visual UpTime is focused on service level management for WANs that utilize statistically multiplexed technologies. Accordingly, our future financial performance will depend in large part on continued growth in the number of enterprises adopting solutions based on Frame Relay, ATM and IP/Internet services. The market for these services is characterized by rapid changes, including continuing advances in technology, frequent new product introductions, changes in customer requirements and preferences and changes in industry standards. The introduction of new technologies or advances in techniques for statistically multiplexed WAN services or the integration of WAN service level management functionality into other network hardware components could render Visual UpTime obsolete or unmarketable. Further, we will be required to make enhancements and refinements to the product for wide scale implementation through the provider deployment model. There can be no assurance that (i) Visual UpTime will continue to compete successfully; (ii) our future product offerings will keep pace with the technological changes implemented by our competitors; (iii) our products will satisfy evolving industry standards or preferences of existing or prospective customers; or (iv) we will be successful in developing and marketing products for any future technology. Failure to develop and introduce new products and product enhancements in a timely fashion could have a material adverse effect on our business, financial condition and results of operations.

       Because Visual UpTime is deployed predominantly on Frame Relay networks, our near-term success will depend on the continued market acceptance of Frame Relay technology as a preferred networking solution. The failure of Frame Relay-based services to maintain widespread market acceptance would have a material adverse effect on our business, financial condition and results of operations. We are currently devoting significant resources toward the development of additional products. There can be no assurance that we will complete the development of these or any future products in a timely fashion, that we will successfully manage the transition from existing products, that our future products will achieve market acceptance, or if market acceptance is achieved, that we will be able to maintain such acceptance for a significant period of time. Any inability to develop products on a timely basis that address changing customer needs and technologies, may result in a loss of market share to competitors or may require us to substantially increase development expenditures. Such an increase in research and development expenditures may have a material adverse effect on our business, financial condition and results of operations. There also can be no assurance that products or technologies developed by others will not adversely affect our competitive position or render our products or technologies noncompetitive or obsolete.

       Products as complex as those offered by us may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in new products after commencement of commercial shipments. The occurrence of such errors could result in the loss of or delay in market acceptance of our products, diversion of development resources, damage to our reputation or increases in service or warranty costs, any of which could have a material adverse effect upon our business, financial condition and results of operations.

WE FACE INTENSE AND EVOLVING COMPETITION IN THE WAN EQUIPMENT MARKET

       The WAN equipment market is highly competitive. We face competition from participants in three distinct market segments: the WAN access equipment market, the network test and analysis market and the market for telecommunications support systems. Companies participating in these market segments which compete or can be expected to compete with us include ADC Telecommunications, Inc., Adtran, Inc., Concord Communications, Inc., Digital Link Corp., NetScout Systems, Inc., Network Associates, Inc., Paradyne Corporation, Sync Research, Inc., and Hewlett-Packard Company.

       We expect that we may experience price competition from products and services that provide a portion of the functionality provided by Visual UpTime. In particular, as prices for network equipment components such as data service units/channel service units decrease, customers may decide to purchase these less expensive products even though they lack certain features offered by our products. We expect that, in some cases, participants with strong capabilities in these various segments may partner with each other to offer products that supply functionality approaching that provided by Visual UpTime. We are aware of such arrangements between Digital Link and NetScout, and NetScout and Paradyne.

       Many of our current and possible competitors have greater financial, technical, marketing and other resources than us, and some have well established relationships with our current and potential customers. As a result, these competitors may be able to respond to new or emerging technologies and changes in customer requirements more effectively than us, or devote greater resources than us to the development, promotion and sale of products. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO POTENTIAL FLUCTUATIONS

       Our revenue and operating results may vary significantly from quarter to quarter and from year to year as a result of a number of factors, including the size and timing of orders, product mix and shipment of systems. The timing of order placement, size of orders, satisfaction of contractual customer acceptance criteria, as well as order delays or deferrals and shipment delays and deferrals, may cause material fluctuations in revenue. Operating results may also fluctuate on a quarterly basis based upon factors such as the continued acceptance of Frame Relay-based products, demand for our current and future product offerings, the introduction of product enhancements by us or our competitors, market acceptance of new products offered by us or our competitors and the size, timing, cancellation or delay of customer orders, including cancellation or delay in anticipation of new product offerings. Our quarterly operating results are also affected by the budgeting cycles of customers, the relative percentages of products sold through our sales channels, product pricing and competitive conditions in the industry. Any unfavorable changes in these or other factors could have a material adverse effect on our business, financial condition and results of operations. Accordingly, we believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance. Furthermore, there can be no assurance that we will be able to achieve profitability on a quarterly or annual basis.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT

       Visual was organized in 1993 and introduced Visual UpTime in mid-1995. Accordingly, we have only a limited operating history upon which an evaluation of our product and prospects can be based. As of December 31, 1998, we had an accumulated deficit of approximately $25.6 million. We incurred losses from operations for the years ended December 31, 1996, 1997 and 1998 of approximately $12.4 million, $7.1 million and $1.8 million, respectively. The losses in 1996 and 1997 related primarily to our expenditures associated with the development and marketing of the Visual UpTime product and the loss in 1998 related primarily to our acquisition of Net2Net.

       There can be no assurance that our revenue will continue to grow or be sustained in future periods. Although we have recently experienced an increase in revenue from service providers, such growth should not be considered indicative of future revenue growth, if any, or of future operating results. Our revenue in any period depends primarily on the volume and timing of orders received during the period, which are difficult to predict.

Our expense levels are based, in part, on the expectation of future revenue. If revenue levels are below expectations due to delays associated with customers' decision-making processes or for any other reason, operating results are likely to be materially and adversely affected. Results of operations may be affected disproportionately by a reduction in revenue because a large portion of our expenses are fixed and cannot be easily reduced without adversely affecting our business. In addition, we currently intend to increase funding of research and product development, sales, marketing and customer support operations and expand distribution channels. To the extent such expenses precede or are not promptly followed by increased revenue, our business, financial condition and results of operations could be materially and adversely affected. For the foregoing reasons, there can be no assurance that we will be profitable in any future period.

WE ARE DEPENDENT ON SOLE AND LIMITED SOURCE SUPPLIERS AND MAY FACE FLUCTUATIONS IN COMPONENT PRICING

       Certain key components used in the manufacture of our products are currently purchased only from sole, single or limited sources. At present, sole-source components, where we have identified no other supplier for the components, include framers, certain semiconductors, embedded communications processors, communication controllers and line interface components. While alternative suppliers have been identified for certain key components, those alternative sources have not been qualified by us. The qualification process could be lengthy and no assurance can be given that any additional sources would become available to us on a timely basis, or, if such sources were to become available, that we would not experience a degradation in the quality of components provided by such new suppliers. We generally do not have long-term agreements with our suppliers that guarantee the continuity of supply for sole, single or limited source components or that provide protection against sudden increases in component prices. We have from time to time experienced minor delays in the receipt of key components, and any future difficulty in obtaining sufficient and timely delivery of them could result in delays or reductions in product shipments, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. In the event any significant supplier becomes unable or unwilling to continue to supply required components for our products, we would have to identify and qualify acceptable replacements. In addition, although our sole or limited source suppliers are all based in the United States, some of them may manufacture components, or acquire components from, outside of the United States. If events in a country where a key component is produced reduce or eliminate the supply of such component, and our supplier is unable to obtain the component from another country, we would have to identify and qualify acceptable replacements. Any interruption in the supply of required or key components, or the inability to procure these components from alternate sources at acceptable prices and within a reasonable time, could have a material adverse effect upon our business, financial condition and results of operations. In the event of significant increases in the cost of components, we would be forced either to increase the price of our products or accept lower gross profit margins. In particular, certain of Visual UpTime's key components, including dynamic random access memories and embedded communications processors, are subject to fluctuations in pricing. An increase in prices for our products resulting from such component price fluctuations would make our products less competitive with products which do not incorporate such components. Lower gross margins or less competitive product pricing could have a material adverse effect on our business, financial condition and results of operations.

WE CONTINUE TO FACE CERTAIN CHALLENGES IN INTEGRATING NET2NET INTO OUR BUSINESS

       We acquired Net2Net in May 1998. Since that time, we have been working to integrate the two companies' businesses in an efficient and effective manner. We continue to face challenges of integrating the Net2Net product into our product line and expect that this will continue for some time. There can be no assurance that such integration will be accomplished smoothly or successfully. The difficulties of integration of the companies are increased by the necessity of coordinating geographically separated organizations and addressing possible differences in corporate cultures and management philosophies. The integration of certain operations will require the dedication of management resources which may temporarily distract attention from the day-to-day business of the combined companies. The business of the combined companies may also be disrupted by employee uncertainty and lack of focus during such integration. The inability of management to successfully integrate the operations and product lines of the two companies and, in particular to integrate and retain key engineering personnel, could have a material adverse effect on our business, results of operations and financial condition.

OUR SUCCESS DEPENDS ON OUR ABILITY TO MANAGE CHANGE AND EXPANSION

       Since our inception, we have experienced rapid and significant growth, including a significant increase in the number of employees. This growth and change in our operations have placed significant demands on our administrative, operational, technical and financial resources. To compete effectively, and to manage future growth, if any, we must continue to strengthen, on a timely basis, our operational, financial and management information reporting systems and its controls and procedures and to expand, train and manage our work force. There can be no assurance that we will be able to take such actions successfully. The failure of our management team to effectively manage growth could have a material adverse effect on our business, financial condition and results of operations.

WE ARE DEPENDENT ON CERTAIN KEY PERSONNEL

       Our success depends to a significant degree upon the continuing contributions of our key management and technical employees, particularly Scott
E. Stouffer, Chairman, President and Chief Executive Officer. The loss of the services of any key employee would adversely affect our business, financial condition and results of operations. We maintain, and are the beneficiary under, $2.0 million of key person life insurance on Mr. Stouffer. We believe that our future success will depend in large part upon our ability to attract and retain highly-skilled managerial, sales, marketing, customer support and product development personnel. We require technically trained sales and product development personnel, and the competition for these individuals is intense. We have at times experienced, and continue to experience, difficulty in recruiting qualified personnel. There can be no assurance that we will be successful in retaining our key employees or that we can attract or retain additional skilled personnel as required. Failure to attract and retain key personnel could have a material adverse effect on our business, financial condition and results of operations.

WE RELY ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

       As the number of products in the network management industry increases and the functionality of these products further overlaps, companies may increasingly become subject to claims of infringement or misappropriation of the intellectual property or proprietary rights of others. There can be no assurance that third parties will not assert infringement or misappropriation claims against us in the future with respect to current or future products, or that any such assertion will not require us to enter into royalty arrangements or litigation that would be costly to us. Any claims or litigation, with or without merit, could result in a diversion of management's attention and our financial resources, which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in such claims or litigation could also have a material adverse effect on our business, financial condition and results of operations.

       While we believe that our success will depend principally upon our ability to develop and effectively market products that meet the requirements of customers for service level management functionality, our ability to compete is also dependent in part upon our proprietary technology and rights. We hold two patents and also rely on copyright and trade secret laws, trademarks, confidentiality procedures and contractual provisions to protect our proprietary software, documentation and other proprietary information. There can be no assurance that the confidentiality agreements and other methods on which we rely to protect our trade secrets and proprietary information and rights will be adequate to prevent competitors from developing similar technology. Moreover, in the absence of patent protection, our business may be adversely affected by competitors that develop functionally equivalent technology. Furthermore, we may be subject to additional risk as we enter into transactions in countries where intellectual property laws are not well developed or enforced effectively. Legal protection of our rights may be ineffective in such countries, and technology developed or used in such countries may not be protectable in jurisdictions where protection is ordinarily available. Litigation to defend and enforce our intellectual property rights, regardless of the final outcome of such litigation, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations. There can also be no assurance that our trade secrets or non-disclosure agreements will provide meaningful protection of our proprietary information. Our inability to protect our proprietary rights would have a material adverse effect on our business, financial condition and results of operations.

OUR COMMON STOCK MAY BE SUBJECT TO GREAT PRICE VOLATILITY

       Between February 1998 when our Common Stock became publicly traded and the date hereof, the closing sales price has ranged from a low of $16.81 per share to a high of $43.50 per share. The offering of shares of Common Stock pursuant to this Prospectus, the limited trading history of the Common Stock, the relatively small size of our stockholder base, announcements concerning us or our competitors, quarterly fluctuations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by us or our competitors, changes in proprietary rights or changes in earnings estimates or recommendations by analysts could cause the market price of the Common Stock to fluctuate substantially. In addition, stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating results. Such fluctuations in the market price of our Common Stock may affect our visibility and credibility in the market. These fluctuations, as well as general economic, political and market conditions such as recessions, international instabilities or military conflicts, may materially and adversely affect the market price of the Common Stock.

WE HAVE CERTAIN ANTITAKEOVER PROTECTIONS WHICH MAY DELAY OR PREVENT A CHANGE IN CONTROL AND WHICH MAY ADVERSELY AFFECT YOUR RIGHTS AS A STOCKHOLDER.

       Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock ("Preferred Stock") and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Furthermore, certain provisions of our Certificate of Incorporation and Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest. We are subject to the anti-takeover provisions of
Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

       Our Certificate of Incorporation contains other provisions that may have the effect of delaying or preventing a change in control, including a classified Board of Directors and a limitation on stockholder action by written consent. In addition, our credit facility with Silicon Valley Bank prohibits us from engaging in a merger with or being acquired by another entity without the bank's consent, unless we are the surviving entity.

THE FAILURE OF OUR CUSTOMERS TO BE YEAR 2000 COMPLIANT COULD NEGATIVELY IMPACT OUR BUSINESS

       Many currently installed operating systems and software products are coded to accept only two digit entries in the date code field. These date code fields need additional digits to distinguish accurately dates prior to January 1, 2000 and those after December 31, 1999. As a result, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. We believe that the purchasing patterns of customers and potential customers may be significantly affected by Year 2000 issues. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by us. Conversely, Year 2000 issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for software products.

       Additionally, Year 2000 compliance issues could cause a significant number of companies, including our current customers, to re-evaluate their current systems' needs and, as a result, consider switching to other systems or suppliers. This could have a material adverse effect on our business, operating results and financial condition.

OUR FAILURE TO BE YEAR 2000 COMPLIANT COULD NEGATIVELY IMPACT OUR BUSINESS

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

       We have instituted a company-wide project for addressing the Year 2000 issue (the "Project"). The Project is divided into four major sections -Product Compliance, Oracle Implementation and System Infrastructure Upgrades, Vendor Compliance and Customer Assessment. Each of these sections is discussed separately below. We have engaged third party consultants to assist in program management of the Project and in testing of critical business systems. The Project is on schedule for completion by the end of the third quarter, 1999.

       PRODUCT COMPLIANCE

       We believe that the products that we are currently shipping have already achieved Year 2000 compliance as defined within the requirements established by the U.S. Government detailed in the Federal Acquisition Regulations (FAR)
Section 39 -- Final. Should a Year 2000 compliance issue arise in the future, we will take whatever steps we deem necessary to correct it in accordance with our Year 2000 product warranty.

       Although all previously shipped products are believed to be compliant, we do not commit to perform tests on product versions that we are no longer shipping. Should such non-shipping products be found non-compliant, we will not update them to make them compliant.

       We do not guarantee and specifically disclaim any liability for the Year 2000 compliance of operating systems, hardware, software or other products not developed by us.

       ORACLE IMPLEMENTATION & SYSTEM INFRASTRUCTURE UPGRADES

       Early in 1998, in order to improve access to business information through scaleable, integrated computing systems across the company, we began a business systems replacement project. The new Oracle, Enterprise Resources Planning (ERP) application software system has replaced the core legacy systems, and is expected to make approximately 75 percent of our systems Year 2000 compliant. The implementation of the ERP software was substantially completed in January 1999.

       Following replacement of the core legacy systems with Oracle software, we will seek to achieve Year 2000 compliance for other application software, computer hardware, network equipment and miscellaneous components of our internal business systems. We anticipate that this effort will be less significant compared to the replacement of core applications with ERP software.

       We intend to achieve Year 2000 compliance for our remaining internal systems as soon as possible after the Oracle implementation. Our limited number of personal computers and application systems is anticipated to facilitate rapid progress toward full Year 2000 compliance after ERP is successfully implemented.

       We intend to continue to work to achieve Year 2000 compliance for our systems using a methodology that incorporates the following steps:

       Update the inventory of computer hardware, software and miscellaneous network components,

       Evaluate application development environment compliance,

       Conduct overall assessment of systems infrastructure compliance,

       Complete business risk analysis,

       Take remedial actions (upgrade, repair, replace, retire or retain),

       Develop appropriate contingency plans, and develop and implement regimes to test Year 2000 compliance for mission-critical systems.

We currently anticipate completion of this process by the end of the third quarter 1999 in order to avoid Year 2000 impact on remaining core legacy systems.

       VENDOR COMPLIANCE

       This section includes the process of identifying and prioritizing critical suppliers at the direct interface level and communicating with them about their plans and progress in addressing the Year 2000 problem. This process will include not only component part suppliers for our products, but also providers of insurance, financial and other services.

       Our vendor compliance program will include the following steps:

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

       CUSTOMER ASSESSMENT

       We are developing a program to assess the impact that Year 2000 issues may have upon our customers and their purchasing decisions. We expect to complete customer assessment by the end of the third quarter 1999.

       COSTS

       The estimated total cost of the Year 2000 compliance project, exclusive of the ERP implementation, is approximately $300,000. These costs are expected to be incurred throughout 1999. These costs will be incurred primarily for the use of outside consultants, setting up Year 2000 testing environments and the replacement of existing software and hardware.

       RISKS

       The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect our business, financial condition and results of operations. Moreover, even if we successfully remediate our Year 2000 issues, we can be materially and adversely affected by failures of third parties to remediate their own year 2000 issues. The failure of third parties with which we have financial or operational relationships (such as our customers and vendors) to remediate their computer and non-information technology systems issues in a timely manner could result in a material financial risk to us. In addition, we believe that the purchasing patterns of customers and potential customers may be significantly affected by Year 2000 issues. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party customers and vendors, we are unable to determine at this time whether the consequences of year 2000 failures will have a material impact on our business, financial condition and results of operations. Accordingly, we may experience business interruption or shutdown, financial loss, damage to our reputation and legal liability. We believe that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

       Our expectations about future costs and the timely completion of our Year 2000 Project are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that could influence the amount of future costs and the effective timing of remediation efforts include our success in identifying computer programs and non-information technology systems that contain two-digit year codes, the nature and amount of programming and testing required to upgrade or replace each of the affected programs and systems, the rate and magnitude of related labor and consulting costs, and the success of our vendors and customers in addressing the Year 2000 issue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

       See Item 7 for discussion.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

       The information required by Item 10 is hereby incorporated by reference from the Proxy Statement for the 1999 Annual Meeting of Stockholders of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

       The information required by Item 11 is hereby incorporated by reference from the Proxy Statement for the 1999 Annual Meeting of Stockholders of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information required by Item 12 is hereby incorporated by reference from the Proxy Statement for the 1999 Annual Meeting of Stockholders of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information required by Item 13 is hereby incorporated by reference from the Proxy Statement for the 1999 Annual Meeting of Stockholders of the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                              PAGE NUMBER
                                                                                              -----------

(a)    Documents filed as part of the report:

       (1)    Report of Independent Accountants                                                   F-2
              Consolidated Balance Sheets at December 31, 1997 and 1998                           F-3
              Consolidated Statements of Operations for the years ended
                          December 31, 1996, 1997 and 1998                                        F-4
              Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the
                          years ended December 31, 1995, 1996, 1997 and 1998                      F-5
              Consolidated Statements of Cash Flows for the years ended
                          December 31, 1996, 1997 and 1998                                        F-6
              Notes to Consolidated Financial Statements                                          F-7

       (2)    Financial Statement Schedule                                                        S-1

       (3)    Exhibits

       The following exhibits are filed or incorporated by reference, as stated below:


  Exhibit Number       Description
  --------------       -----------

      3.1*             Restated Certificate of Incorporation of the Registrant.
      3.2*             Restated By-Laws of the Registrant.
      10.1*            1994 Stock Option Plan.
      10.2*            1997 Omnibus Stock Plan.
      10.3*            Amended and Restated 1997 Directors' Stock Option Plan.
      10.4*            Third Amended and Restated Stockholders and Registration
                       Rights Agreement, dated as of September 19, 1996, by and
                       among the Registrant and certain stockholders.
      10.5*+           Reseller/Integration Agreement, dated August 29, 1997 by
                       and between the Registrant and MCI Telecommunication
                       Corporation.
      10.5.1           Second Amendment, dated November 4, 1998, to the
                       Reseller/Integration Agreement between the Registrant and MCI
                       Telecommunications Corporation (relating to Exhibit 10.5).
      10.6*+           Master Reseller Agreement, dated as of August 23, 1996, between
                       Sprint/United Management Company and the Registrant.
      10.7*+           General Agreement for the Procurement of Equipment, Services
                       and Supplies between the Registrant and AT&T Corp.
      10.8*            Lease Agreement, dated December 12, 1996, by and between the
                       Registrant and The Equitable Fire Assurance Society of The
                       United States.
      10.8.1*          Lease Amendment, dated September 2, 1997, by and between the
                       Registrant and The Equitable Life Assurance Society of The
                       United States (relating to Exhibit 10.8).
      10.8.2           Second Lease Amendment, dated February 8, 1999, by and between the Registrant and TA/Western, LLC, successor to The Equitable
                       Life Assurance Society of The United States (relating to
                       Exhibit 10.8).
      10.10*           Employment Agreement dated December 15, 1994, by and between the Registrant and Scott E. Stouffer, as amended.
      10.11*           Employment Agreement dated December 15, 1994, by and between the Registrant and Robert Troutman, as amended.

      10.12*           Terms of Employment dated June 11, 1997, by and between the
                       Registrant and Peter J. Minihane, as amended.
      10.13*           Terms of Employment dated March 5, 1997, by and between the
                       Registrant and Henri A. Cheli, as amended.
      10.14*           Terms of Employment dated November 12, 1996, by and between the Registrant and Gregory J. Langford, as amended.
      10.15*           Loan and Security Agreement dated January 8, 1998, by and
                       between Silicon Valley Bank and the Registrant.
      10.15.1*         Revolving Promissory Note issued by the Registrant as of
                       January 8, 1998, to Silicon Valley Bank (relating to Exhibit 10.15).
      10.15.2@         First Amendment to Loan and Security Agreement
                       dated June 30, 1998, by and between Silicon Valley Bank and the
                       Registrant (relating to Exhibit 10.15).
      10.15.3@         Amended and Restated Revolving Promissory Note issued by the
                       Registrant as of June 30, 1998 to Silicon Valley Bank (relating to Exhibit 10.15).
      10.15.4@@        Second Amendment to Loan and Security Agreement dated December 28,
                       1998, by and between Silicon Valley Bank and the Registrant (relating to Exhibit 10.15).
      10.15.5@@        Second Amended and Restated Revolving Promissory Note issued by the
                       Registrant on December 28, 1998 to Silicon Valley Bank (relating to
                       Exhibit 10.15).
      10.16**          Agreement and Plan of Merger dated April 15, 1998 by and among the
                       Registrant, Visual Acquisition, Inc. and Net2Net.
      10.17***         Net2Net 1994 Stock Option Plan
      10.18            Sublease Agreement, dated January 28, 1999, between Visual Networks
                       Operations, Inc. and Compus Services Corporation.
      10.19            Sublease Agreement, dated January 28, 1999, between Compus Services
                       Corporation and Visual Networks Operations, Inc.
      16.1*            Letter regarding change in certified accountants.
      23.1             Consent of Arthur Andersen LLP.
      24.1             Power of Attorney (included in signature pages).
      27               Financial Data Schedule

----------

@ Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-58443.
@@ Incorporated herein by reference to the Company's Registration Statement on Form S-3, No. 333-73229.
* Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-41517.
** Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 19, 1998.
*** Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement of Form S-8, No. 333-53153.
+ Portions of these Exhibits were omitted and have been filed separately with the Secretary of the SEC pursuant to the Company's Applications Requesting Confidential Treatment under Rule 406 of the Act, filed on December 22, 1997, January 28, 1998 and February 4, 1998.
++ Portions of this Exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 of the Exchange Act of 1934.

(b)   Reports on Form 8-K

      None.

(c)   Exhibits

      The exhibits required by this Item are listed under Item 14(a)(3).

(d)   Financial Statement Schedules

      The consolidated financial statement schedules required by this Item are listed under Item 14(a)(2).

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rockville, Maryland, on the 30 day of March, 1999.

                                        VISUAL NETWORKS, INC.

                                        By: /s/ SCOTT E. STOUFFER
                                        ---------------------------------------
                                        Scott E. Stouffer
                                        President and Chief Executive Officer

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


      SIGNATURE                      TITLE                                     DATE
      ---------                      -----                                     ----

/s/ SCOTT E. STOUFFER                President, Chief Executive Officer        March 29, 1999
-------------------------            and Director (Principal Executive
  Scott E. Stouffer                  Officer)


/s/ PETER J. MINIHANE                Executive Vice President, Chief           March 29, 1999
-------------------------            Financial Officer and Treasurer
  Peter J. Minihane                  (Principal Financial Officer)

/s/ GRANT G. BEHRMAN
-------------------------            Director                                  March 25, 1999
  Grant G. Behrman

/s/ MARC F. BENSON
-------------------------            Director                                  March 24, 1999
       Marc F. Benson

/s/ THEODORE R. JOSEPH
-------------------------            Director                                  March 24, 1999
    Theodore R. Joseph

/s/ TED H. MCCOURTNEY
-------------------------            Director                                  March 26, 1999
     Ted H. McCourtney

/s/ THOMAS A. SMITH
-------------------------            Director                                  March 29, 1999
     Thomas A. Smith

/s/ WILLIAM J. SMITH
-------------------------            Director                                  March 24, 1999
     William J. Smith

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      PAGE
                                                                                                     ------
Report of Independent Public Accountants..........................................................    F-2
Consolidated Balance Sheets as of December 31, 1997 and 1998......................................    F-3
Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998........    F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years
    ended December 31, 1996, 1997 and 1998........................................................    F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998........    F-6
Notes to Consolidated Financial Statements........................................................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Visual Networks, Inc.:

We have audited the accompanying consolidated balance sheets of Visual Networks, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visual Networks, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                           ARTHUR ANDERSEN LLP



Washington, D.C.
January 15, 1999

                              VISUAL NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                              DECEMBER 31
                                                                                      --------------------------
                                                                                         1997            1998
                                                                                      -----------     ----------
                                 ASSETS
                                 ------
Current assets:
      Cash and cash equivalents.......................................................$  8,902        $ 50,531
      Accounts receivable, net of allowance of $412 and $493, respectively............   3,559           5,038
      Inventory.......................................................................   3,724           5,086
      Other current assets............................................................     602           1,715
                                                                                      --------        --------
                        Total current assets..........................................  16,787          62,370
Property and equipment, net...........................................................   1,824           4,478
                                                                                      --------        --------
                        Total assets.................................................. $18,611        $ 66,848
                                                                                      ========        ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


Current liabilities:
      Accounts payable and accrued expenses.....................................      $  5,794        $  5,575
      Accrued compensation......................................................         1,606           2,366
      Customer deposits.........................................................         3,068           4,613
      Deferred revenue..........................................................         5,211           5,246
      Bank line of credit.......................................................           126             -
      Note payable to stockholder...............................................           500             -
      Capital lease obligation..................................................           753             383
                                                                                      --------        --------
                        Total current liabilities...............................        17,058          18,183
                                                                                      --------        --------
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock:
      Series B, Series C, Series D and Series E redeemable convertible cumulative preferred stock, $.01 par value, 7,229,438 shares authorized in aggregate, 7,228,473 shares issued and outstanding in aggregate as of December 31, 1997, and no shares outstanding as of
          December 31, 1998 (aggregate
          liquidation preference of $14,484 as of December 31, 1997)............        14,855             -
                                                                                      --------        --------
Stockholders' equity (deficit):
      Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares
          issued and outstanding................................................           -               -
      Series A convertible cumulative preferred stock, $.01 par value, 347,070 shares authorized, issued and outstanding as of December 31, 1997 and no shares outstanding as of December 31, 1998 (liquidation
          preference of $149 as of December 31, 1997)...........................             3             -
      Common stock, $.01 par value, 50,000,000 shares authorized, 5,005,140 and
          20,095,129 shares issued and outstanding as of December 31, 1997 and
          1998, respectively....................................................            50             201
      Deferred compensation.....................................................          (247)           (197)
      Additional paid-in capital................................................        12,783          74,215
      Accumulated deficit.......................................................       (25,891)        (25,554)
                                                                                      --------        --------
                        Total stockholders' equity (deficit)....................       (13,302)         48,665
                                                                                      --------        --------
                        Total liabilities and stockholders' equity (deficit)....       $18,611         $66,848
                                                                                      ========        ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              VISUAL NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                   YEAR ENDED DECEMBER 31
                                                                   -----------------------------------------------
                                                                      1996              1997              1998
                                                                   -----------      ------------      ------------

Revenue....................................................        $    8,279       $    27,345       $    50,863
Cost of goods sold.........................................             3,687            10,754            19,010
                                                                   ----------       -----------       -----------
      Gross profit.........................................             4,592            16,591            31,853
                                                                   ----------       -----------       -----------
Operating expenses:
      Research and development.............................             5,432             7,321            10,396
      Sales and marketing..................................             9,483            13,182            13,899
      General and administrative...........................             2,036             3,211             4,256
      Merger-related costs.................................               -                 -               5,069
                                                                   ----------       -----------       -----------
                        Total operating expenses...........            16,951            23,714            33,620
                                                                   ----------       -----------       -----------
Loss from operations.......................................           (12,359)           (7,123)           (1,767)
Interest income, net.......................................               166                93             2,275
                                                                   ----------       -----------       -----------
Net income (loss)..........................................           (12,193)           (7,030)              508
Dividends and accretion on preferred stock.................            (1,012)           (1,457)             (171)
                                                                   ----------       -----------       -----------
Net income (loss) attributable to common shareholders......        $  (13,205)      $    (8,487)      $       337
                                                                   ==========       ===========       ===========
Basic and diluted income (loss) per share..................        $    (2.97)      $     (1.72)      $      0.02
                                                                   ==========       ===========       ===========
Basic weighted-average shares outstanding..................         4,439,522         4,926,802        18,228,982
                                                                   ==========       ===========       ===========
Diluted weighted-average shares outstanding................         4,439,522         4,926,802        21,145,216
                                                                   ==========       ===========       ===========
Pro forma basic and diluted income (loss) per share........                         $     (0.45)      $      0.02
                                                                                    ===========       ===========
Pro forma basic and diluted weighted-average shares
    outstanding............................................                          15,532,537        21,145,216
                                                                                    ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              VISUAL NETWORKS, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                               REDEEMABLE
                                                               CONVERTIBLE              SERIES A CONVERTIBLE
                                                             PREFERRED STOCK               PREFERRED STOCK
                                                        ----------------------------  ------------------------
                                                           SHARES          AMOUNT        SHARES       AMOUNT
                                                        -------------   ------------  ------------  ----------
Balance, December 31, 1995.........................        4,188,438      $  3,385       347,070      $  3
      Issuance of common stock.....................              -             -             -           -
      Issuance of Series D preferred stock.........        2,285,714         3,983           -           -
      Issuance of Series E preferred stock.........          754,321         5,018           -           -
      Accretion on preferred stock.................              -             177           -           -
      Accrued dividends on preferred stock.........              -             835           -           -
      Redemption of common stock...................              -             -             -           -
      Exercise of stock options....................              -             -             -           -
      Net loss.....................................              -             -             -           -
                                                        ------------    ----------    ----------    ------
Balance, December 31, 1996.........................        7,228,473        13,398       347,070         3
      Issuance of common stock.....................              -             -             -           -
      Exercise of stock options....................              -             -             -           -
      Deferred compensation........................              -             -             -           -
      Amortization of deferred compensation........              -             -             -           -
      Accretion on preferred stock.................              -             235           -           -
      Accrued dividends on preferred stock.........              -           1,222           -           -
      Net loss.....................................              -             -             -           -
                                                        ------------    ----------    ----------    ------
Balance, December 31, 1997.........................        7,228,473        14,855       347,070         3
      Accretion on preferred stock.................              -              16           -           -
      Accrued dividends on preferred stock.........              -             125           -          30
      Conversion of preferred stock and payment of
          dividend.................................       (7,228,473)      (14,996)     (347,070)      (33)
      Issuance of common stock.....................              -             -             -           -
      Exercise of stock options....................              -             -             -           -
      Settlement of note for common stock..........              -             -             -           -
      Issuance and conversion of warrant...........              -             -             -           -
      Amortization of deferred compensation........              -             -             -           -
      Net loss.....................................              -             -             -           -
                                                        ------------    ----------    ----------    ------
                                                                          $
Balance, December 31, 1998.........................              -             -             -        $  -
                                                        ============    ==========    ==========    ======

                                                               COMMON STOCK                DEFERRED
                                                        ---------------------------
                                                           SHARES         AMOUNT         COMPENSATION
                                                        -------------  ------------   ------------------
Balance, December 31, 1995.........................       4,032,794      $  40               $  -
      Issuance of common stock.....................         776,645          8                  -
      Issuance of Series D preferred stock.........               -          -                  -
      Issuance of Series E preferred stock.........               -          -                  -
      Accretion on preferred stock.................               -          -                  -
      Accrued dividends on preferred stock.........               -          -                  -
      Redemption of common stock...................          (8,729)         -                  -
      Exercise of stock options....................          38,785          -                  -
      Net loss.....................................               -          -                  -
                                                        -----------    -------            --------
Balance, December 31, 1996.........................       4,839,495         48                  -
      Issuance of common stock.....................          35,504          -                  -
      Exercise of stock options....................         130,141          2                  -
      Deferred compensation........................               -          -                (292)
      Amortization of deferred compensation........               -          -                  45
      Accretion on preferred stock.................               -          -                  -
      Accrued dividends on preferred stock.........               -          -                  -
      Net loss.....................................               -          -                  -
                                                        -----------    -------            --------
Balance, December 31, 1997.........................       5,005,140         50                (247)
      Accretion on preferred stock.................               -          -                  -
      Accrued dividends on preferred stock.........               -          -                  -
      Conversion of preferred stock and payment of
          dividend.................................      10,605,735        106                  -
      Issuance of common stock.....................       4,025,000         40                  -
      Exercise of stock options....................         440,181          5                  -
      Settlement of note for common stock..........          16,848          -                  -
      Issuance and conversion of warrant...........           2,225          -                  -
      Amortization of deferred compensation........               -          -                  50
      Net income...................................               -          -                  -
                                                        -----------    -------            --------
Balance, December 31, 1998.........................      20,095,129       $201               $(197)
                                                        ===========    =======            ========

                                                         ADDITIONAL
                                                           PAID-IN          ACCUMULATED
                                                           CAPITAL            DEFICIT             TOTAL
                                                        -------------    -----------------    -------------
Balance, December 31, 1995.........................       $  4,745          $  (4,110)          $   678
      Issuance of common stock.....................          7,618                (89)            7,537
      Issuance of Series D preferred stock.........           -                 -                  -
      Issuance of Series E preferred stock.........           -                 -                  -
      Accretion on preferred stock.................           -                  (177)             (177)
      Accrued dividends on preferred stock.........           -                  (835)             (835)
      Redemption of common stock...................           -                 -                  -
      Exercise of stock options....................             10              -                    10
      Net loss.....................................           -               (12,193)          (12,193)
                                                        ----------       ------------         ---------
Balance, December 31, 1996.........................         12,373            (17,404)           (4,980)
      Issuance of common stock.....................             94              -                    94
      Exercise of stock options....................             24              -                    26
      Deferred compensation........................            292              -                  -
      Amortization of deferred compensation........           -                 -                    45
      Accretion on preferred stock.................           -                  (235)             (235)
      Accrued dividends on preferred stock.........           -                (1,222)           (1,222)
      Net loss.....................................           -                (7,030)           (7,030)
                                                        ----------       ------------         ---------
Balance, December 31, 1997.........................         12,783            (25,891)          (13,302)
      Accretion on preferred stock.................           -                   (16)              (16)
      Accrued dividends on preferred stock.........           -                  (155)             (125)
      Conversion of preferred stock and payment of
          dividend.................................         14,923              -                14,996
      Issuance of common stock.....................         45,313              -                45,353
      Exercise of stock options....................            642              -                   647
      Settlement of note for common stock..........            542              -                   542
      Issuance and Exercise of warrant.............             12              -                    12
      Amortization of deferred compensation........           -                 -                    50
      Net loss.....................................           -                   508               508
                                                        ----------       ------------         ---------

Balance, December 31, 1998.........................        $74,215           $(25,554)          $48,665
                                                        ==========       ============         =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              VISUAL NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                 YEAR ENDED DECEMBER 31
                                                                                         --------------------------------------
                                                                                             1996         1997         1998
                                                                                         ------------  ----------  ------------
Cash flows from operating activities:
      Net income (loss)...............................................................     $(12,193)    $(7,030)     $   508
      Adjustments to reconcile net loss to net cash (used in) provided by operating activities -
            Depreciation and amortization.............................................          481       1,009        1,312
            Loss on disposal of property and equipment................................          323         407          -
      Changes in assets and liabilities -
            Accounts receivable.......................................................       (2,327)     (1,020)      (1,479)
            Inventory.................................................................         (675)     (2,326)      (1,362)
            Other current assets......................................................         (231)       (281)      (1,113)
            Accounts payable and accrued expenses.....................................        1,203       4,186         (135)
            Accrued compensation......................................................          702         586          760
            Customer deposits.........................................................          -         3,068        1,545
            Deferred revenue..........................................................          962       4,087           35
                                                                                         ----------    --------    ---------
                        Net cash (used in) provided by operating activities...........      (11,755)      2,686           71
                                                                                         ----------    --------    ---------
Cash flows from investing activities:
      Proceeds from sale leaseback transactions.......................................          -           544          -
      Expenditures for property and equipment.........................................       (1,509)     (1,487)      (3,916)
                                                                                         ----------    --------    ---------
                        Net cash used in investing activities.........................       (1,509)       (943)      (3,916)
                                                                                         ----------    --------    ---------
Cash flows from financing activities:
      Proceeds from issuance of preferred stock, net of issuance costs................        9,001         -            -
      Series A Convertible Preferred Stock dividend...................................          -           -            (30)
      Proceeds from issuance of common stock, net of issuance costs...................        7,537          94       45,353
      Exercise of stock options.......................................................           11          26          647
      Proceeds from note payable to stockholder.......................................          -           500          -
      Net borrowings (repayments) under credit agreements.............................          848        (722)        (126)
      Principal payments on capital lease obligations.................................         (130)       (290)        (370)
                                                                                         ----------    --------    ---------
                        Net cash provided by (used in) financing activities...........       17,267        (392)      45,474
Net increase in cash and cash equivalents.............................................        4,003       1,351       41,629
Cash and cash equivalents, beginning of period........................................        3,548       7,551        8,902
                                                                                         ----------    --------    ---------
Cash and cash equivalents, end of period..............................................     $  7,551     $ 8,902      $50,531
                                                                                         ==========    ========    =========
Supplemental cash flow information:
      Cash paid for interest..........................................................     $     71     $   143      $   168
                                                                                         ==========    ========    =========
      Cash paid for income taxes......................................................     $    -       $   -        $   513
                                                                                         ==========    ========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              VISUAL NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Visual Networks, Inc. ("Visual") is engaged in developing, manufacturing and marketing wide-area-network service level management systems. Visual's operations are subject to certain risks and uncertainties, including among others, successful implementation of the Visual sales and distribution model, dependence on significant customers, rapidly changing technology, current and potential competitors with greater financial, technological, production, and marketing resources, dependence on sole and limited source suppliers, dependence on key management personnel, limited protection of intellectual property and proprietary rights, integration of its acquisition of Net2Net Corporation, uncertainty of future profitability and possible fluctuations in financial results.

Net2Net Acquisition

On May 15, 1998, Visual acquired Net2Net Corporation ("Net2Net") in a merger transaction accounted for as a pooling of interests. Net2Net was engaged in developing, manufacturing and marketing Asynchronous Transfer Mode ("ATM") wide-area-network management and analysis systems. Visual issued 2,056,204 shares of its common stock in exchange for all of the outstanding preferred and common stock of Net2Net. In addition, outstanding Net2Net stock options were converted into options to purchase 189,733 shares of Visual common stock. The accompanying consolidated financial statements have been retroactively restated to reflect the combined financial position and combined results of operations and cash flows for all periods presented, giving effect to the acquisition as if it had occurred at the beginning of the earliest period presented (hereafter, Visual and Net2Net are collectively referred to as the "Company").

Results of operations for the separate and combined companies prior to the pooling are as follows (in thousands).



                               YEAR ENDED DECEMBER 31,
                             --------------------------
                                 1996          1997
                             -----------   ------------

Revenue:
      Visual............       $  6,335      $23,651
      Net2Net...........          1,944        3,694
                             ----------    ---------
                               $  8,279      $27,345
                             ==========    =========
Net Loss:
      Visual............       $ (6,983)     $  (152)
      Net2Net...........         (5,210)      (6,878)
                             ----------    ---------
                               $(12,193)     $(7,030)
                             ==========    =========

In connection with the Net2Net acquisition, the Company recorded merger-related charges for transaction costs, integration expenses and restructuring charges of approximately $5,069,000. Transaction costs totaled approximately $4,111,000 and consisted primarily of fees for investment bankers, attorneys, accountants and other direct transaction costs. Integration expenses totaled approximately $207,000 and consisted of incremental and non-recurring costs necessary to integrate Visual and Net2Net. These costs were expensed as incurred. The restructuring charge totaled approximately $751,000 (Note 6).

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

The Company has an agreement with one reseller that provides price protection for units that remain in that reseller's inventory. Reserves for estimated price protection credits are established by the Company concurrently with the recognition of revenue. The Company monitors the factors that influence the pricing of its products and reseller inventory levels and makes adjustments to these reserves when management believes that actual price protection credits may differ from established estimates.

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high credit quality financial institutions. The Company's cash equivalents consist primarily of investments in money market funds that invest in U.S. Treasury obligations, repurchase agreements collateralized by U.S. Treasury securities, and high quality corporate obligations. As of December 31, 1997 and 1998, the Company had approximately $8,650,000 and $41,914,000, respectively, invested in money market funds.

The Company sells its hardware and licenses its software products to large telecommunications providers and subscribers primarily in the United States. The Company grants uncollateralized credit terms to its customers and has not experienced any significant credit related losses. Accounts receivable include allowances to record receivables at their estimated net realizable value. During 1996, one customer individually represented 10% of revenue. During 1997, one customer individually represented 27% of revenue. For the year ended December 31, 1998, three customers individually represented 30%, 17% and 14% of revenue, respectively.

Warranty

The Company warrants its hardware products for periods ranging from two to five years. Estimated warranty costs are charged to cost of goods sold in the period in which revenue from the related product sale is recognized.

Inventory

Inventory is stated at the lower of average cost or market. Inventory consists of the following (in thousands):

                             DECEMBER 31
                         ------------------
                           1997      1998
                         --------  --------
Raw materials..........   $  439    $  821
Work-in-progress.......      635     1,228
Finished goods.........    2,650     3,037
                          ------    ------
                          $3,724    $5,086
                          ======    ======

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

Property and equipment consists of the following (in thousands):

                                             DECEMBER 31
                                        --------------------
                                          1997        1998
                                        ---------   --------
Equipment and software..............     $2,659      $5,441
Furniture and fixtures..............        137       1,269
                                        -------     -------
                                          2,796       6,710
Less-Accumulated depreciation.......       (972)     (2,232)
                                        -------     -------
                                         $1,824      $4,478
                                        =======     =======

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

                                         DECEMBER 31
                                      ------------------
                                        1997      1998
                                      --------  --------
Accounts payable.................      $1,964    $1,744
Accrued expenses.................       3,830     3,431
Accrued restructuring costs......         -         975
                                      -------   -------
                                       $5,794    $6,150
                                      =======   =======

Research and Development

Research and development costs are expensed as incurred.

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs incurred prior to establishment of technological feasibility are expensed as incurred and reflected as research and development costs in the accompanying consolidated statements of operations.

For the years ended December 31, 1996, 1997 and 1998, the Company did not capitalize any costs related to software development. During these periods, the time between the establishment of technological feasibility and general release of products was very short. Consequently, costs otherwise capitalizable after technological feasibility were expensed as they were immaterial.

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

Basic and Diluted Net Income (Loss) per Common Share

In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period.

Diluted loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 1,295,305 and 1,988,875 shares of common stock that were outstanding at December 31, 1996 and 1997, were not included in the computation of diluted loss per share as their effect would be anti-dilutive. The treasury stock effect of options to purchase 2,191,763 shares of common stock that were outstanding as of December 31, 1998 was included in the computation of diluted income per share for the year ended December 31, 1998. The effect of preferred stock convertible into 10,605,735 shares of common stock as of December 31, 1996 and 1997, respectively, has also not been included in the computation of diluted loss per share as such effect would have been anti-dilutive. The effect of preferred stock convertible into 10,605,735 shares of common stock outstanding from January 1, 1998 to February 11, 1998 was included in the computation of diluted income per share for the year ended December 31, 1998. The effect of the conversion of the preferred stock into 10,605,735 shares of common stock is included in the computation of both basic and diluted loss per share from the date of conversion on February 11, 1998. Pro forma basic and diluted weighted-average common shares outstanding assumes the conversion of all of the Company's outstanding convertible preferred stock into common stock for each period presented.

The following details the computation of the income (loss) per share.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------------------------
                                                                           1996               1997                1998
                                                                     ----------------   ----------------   -----------------
ADJUSTMENTS TO NET INCOME (LOSS):
      Net income (loss)...........................................      $  (12,193)        $    (7,030)       $       508
      Dividends and accretion on preferred stock..................          (1,012)             (1,457)              (171)
                                                                     -------------      --------------     --------------
            Net income (loss) attributable to common shareholders.      $  (13,205)        $    (8,487)       $       337
                                                                     -------------      --------------     --------------
WEIGHTED-AVERAGE SHARE CALCULATION:
      Basic weighted-average shares outstanding:
            Average number of shares of common stock outstanding .       4,439,522           4,926,802         18,228,982
                                                                     -------------      --------------     --------------
      Diluted weighted-average shares outstanding:
            Treasury stock effect of options......................             -                   -            1,695,849
            Conversion of preferred stock.........................             -                   -            1,220,385
                                                                     -------------      --------------     --------------
      Diluted weighted-average shares outstanding.................       4,439,522           4,926,802         21,145,216
      Pro forma basic and diluted weighted-average shares
        outstanding:
            Conversion of preferred stock.........................                          10,605,735                -
                                                                                        --------------     --------------
            Pro forma basic and diluted weighted-average shares
              outstanding.........................................                          15,532,537         21,145,216
                                                                                        ==============     ==============
INCOME (LOSS) PER COMMON SHARE:
      Basic income (loss) per share...............................      $    (2.97)        $     (1.72)       $      0.02
      Diluted income (loss) per share.............................      $    (2.97)        $     (1.72)       $      0.02
      Pro forma basic and diluted income (loss) per share.........                         $     (0.45)       $      0.02

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted SFAS No. 130 and SFAS No. 131 during 1998. The adoption of these new pronouncements did not have a material impact on the Company's results of operations, financial position or cash flows.

2. CREDIT AGREEMENTS AND NOTES PAYABLE:

The Company's revolving line of credit, as amended (the "Revolving Line"), provides for borrowings up to the lesser of $7,000,000 or 80% of eligible accounts receivable. The Revolving Line matures on April 5, 1999 and borrowings under the Revolving Line bear interest at the prime rate. Borrowings are collateralized by the Company's accounts receivable and inventory. The Revolving Line also contains restrictive covenants, including, but not limited to, restrictions related to liquidity and net worth, as well as restrictions related to acquisitions, dispositions of assets, distributions and investments. As of December 31, 1997 and 1998, the Company had no borrowings against the Revolving Line.

Net2Net had a $1,000,000 accounts receivable based line-of-credit facility with a bank. Borrowings under this line were collateralized by substantially all of Net2Net's assets. Net2Net had outstanding borrowings of approximately $126,000, under this line as of December 31, 1997. Interest on outstanding borrowings under this line was based on the bank's prime rate (8.5% at December 31, 1997) plus 2%. In April 1998, all outstanding borrowings under this line of credit were repaid and the facility was terminated.

On January 9, 1998, Net2Net executed a Loan and Security Agreement with a bank to provide $500,000 of bridge financing. Under this credit facility, borrowings were secured by substantially all of Net2Net's assets and accrued interest at the prime rate plus 2%. All borrowings under this facility were repaid in April 1998.

In connection with the Loan and Security Agreement, the Company issued the bank a warrant to purchase 4,004 shares of common stock at a price of $12.49 per share. The warrant was valued at approximately $12,000 on the date of issuance and proceeds from the debt of this amount have been allocated to the warrant in the accompanying financial statements. The resulting discount on the debt was amortized using the effective interest method. In October 1998, the bank, in lieu of exercising the warrant, elected to convert the warrant into 2,225 shares of common stock in accordance with the terms of the warrant.

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

3. PREFERRED STOCK:

The Company had a total of 12,576,508 shares of authorized preferred stock, 7,576,508 shares of which were designated as Series A, B, C, D and E convertible preferred stock and 5,000,000 of which has not been designated. All of the then outstanding shares of Series A, B, C, D and E convertible preferred stock were converted to common stock in connection with the Company's initial public offering ("IPO") in February 1998. The following details the number of shares issued and the liquidation preference (in thousands) for each series of the convertible preferred stock as of December 31, 1997.

                                                                            LIQUIDATION
                           SHARES OUTSTANDING            AMOUNT             PREFERENCE
                          --------------------         ----------         --------------
Series A..............           347,070                 $     3               $   149
Series B..............         2,588,438                   1,611                 1,560
Series C..............         1,600,000                   2,551                 2,483
Series D..............         2,285,714                   4,904                 4,773
Series E..............           754,321                   5,789                 5,668
                             -----------                 -------               -------
                               7,575,543                 $14,858               $14,633
                             ===========                 =======               =======

Series A Preferred Stock

In connection with the Series B Preferred Stock ("Series B") offering, notes payable of $119,500 together with accrued interest of $1,176 were converted into shares of Series A Preferred Stock ("Series A"). The Series A had liquidation preferences over the common stock. The Series A shares were convertible at any time at the option of the holder, or automatically upon the consummation of a qualified (as defined) underwritten public offering into an aggregate of 485,890 shares of common stock. The Series A had cumulative dividends equal to 8% per annum. The Company had not declared dividends through December 1997 on Series A shares based on legal limitations on the declarations of dividends. At December 31, 1997, dividends in arrears on Series A were approximately $29,000.

Upon conversion, all accrued and unpaid dividends could also be converted into common stock at the then current market price of the common stock (as defined). The Company could, however, elect to pay any accrued but unpaid dividends in cash in lieu of converting such dividends into shares of common stock. In connection with the conversion of the Series A into common stock upon completion of the IPO, the Company declared and paid cash dividends of approximately $30,000 to holders of the Series A.

Series B Preferred Stock

In December 1994, the Company issued 2,588,438 shares of Series B and received approximately $1,170,000 in proceeds, net of issuance costs of approximately $30,000. The Series B had liquidation preferences over the Series A and the common stock. The holders of Series B were entitled to receive dividends payable equal to 10% of the

Series B stated value annually. Such dividends were cumulative from the date of issuance. Upon the conversion of Series B shares into shares of common stock, any accrued but unpaid or undeclared dividends on Series B would be waived. The Series B was convertible at any time at the option of the holder, or automatically upon the consummation of a qualified (as defined) underwritten public offering into an aggregate of 3,623,811 shares of common stock.

At any time after five years following the Series E Preferred Stock ("Series E") issuance, the Company was required to redeem at the option of the holder, the outstanding Series B shares at a redemption price equal to 110% of the Series B stated value plus all accrued and unpaid dividends. The Company recorded periodic accretion under the interest method for the excess of the redemption value over the stated value.

Series C Preferred Stock

In August 1995, the Company issued 1,600,000 shares of Series C Preferred Stock ("Series C") and received approximately $1,965,000 in proceeds, net of issuance costs of approximately $35,000. The Series C had liquidation preferences over the Series B and Series A and the common stock and had parity with the Series D Preferred Stock ("Series D") with respect to liquidation. The holders of Series C were entitled to receive dividends payable equal to 10% of the Series C stated value annually. Such dividends were cumulative from the date of issuance. Upon the conversion of Series C shares into shares of common stock, any accrued but unpaid or undeclared dividends on Series C would be waived. The Series C was convertible at any time at the option of the holder, or automatically upon the consummation of a qualified (as defined) underwritten public offering into an aggregate of 2,239,998 shares of common stock.

At any time after five years following the issuance of the Series E, the holders of at least 66 2/3% of the shares of Series C, Series D and Series E, together as one class, could request that the Company redeem all or a part of the outstanding Series C, Series D, and Series E. Any redemption was to be made pro rata among all of the holders of the Series C, Series D, and Series E, in proportion to their respective stated values. The redemption price for each series of preferred stock was equal to 110% of the stated value for such series of preferred stock plus all accrued and unpaid dividends. The Company recorded periodic accretion under the interest method of the excess of the redemption values of each series over the stated value.

Series D Preferred Stock

In January 1996, the Company issued 2,285,714 shares of Series D and received approximately $3,983,000 in proceeds, net of issuance costs of approximately $17,000. The Series D had liquidation preferences over the Series B and Series A preferred stock and the common stock and had parity with the Series C with respect to liquidation. The holders of Series D were entitled to receive dividends payable equal to 10% of the Series D stated value annually. Such dividends were cumulative from the date of issuance. Upon the conversion of Series D shares into shares of common stock, any accrued but unpaid or undeclared dividends on Series D would be waived. The Series D was convertible at any time at the option of the holder, or automatically upon the consummation of a qualified (as defined) underwritten public offering into an aggregate of 3,199,996 shares of common stock.

At any time after five years following the issuance of the Series E, the holders of at least 66 2/3% of the shares of Series C, Series D and Series E, together as one class, could request that the Company redeem all or a part of the outstanding Series C, Series D and Series E. The redemption price for each series of preferred stock was equal to 110% of the stated value for such series of preferred stock plus all accrued and unpaid dividends. The Company recorded periodic accretion under the interest method of the excess of the redemption values of each series over the stated value.

Series E Preferred Stock

In September 1996, the Company issued 754,321 shares of Series E and received approximately $5,018,000 in proceeds, net of issuance costs of approximately $6,000. The Series E had liquidation preferences over the Series D, Series C, Series B and Series A preferred stock and the common stock. The holders of Series E were entitled to receive dividends payable equal to 10% of the Series E stated value annually. Such dividends were cumulative from the date of issuance. Upon the conversion of Series E shares into shares of common stock, any accrued but unpaid or undeclared dividends on Series E would be waived. The Series E was convertible at any time at the option of the holder, or automatically upon the consummation of a qualified (as defined) underwritten public offering into an aggregate of 1,056,040 shares of common stock.

At any time after five years following the issuance of the Series E, the holders of at least 66 2/3% of the shares of Series C, Series D and Series E, together as one class, could request that the Company redeem all or a part of the outstanding Series C, Series D, and Series E. The redemption price for each series of preferred stock was equal to 110% of the stated value for such series of preferred stock plus all accrued and unpaid dividends. The Company recorded periodic accretion under the interest method of the excess of the redemption values of each series over the stated value.

4. STOCKHOLDERS' EQUITY (DEFICIT):

Initial Public Offering

In February 1998, the Company completed an IPO of 4,025,000 shares of the Company's common stock resulting in net proceeds of approximately $45,353,000. Concurrent with the offering, the Series A convertible preferred stock and its Series B, C, D, and E redeemable convertible preferred stock were converted into 485,890 and 10,119,845 shares of common stock, respectively.

Other Sales of Common Stock

In June 1997, the Company sold 25,000 shares of common stock to an officer of the Company for $1.75 per share. In September 1997, the Company sold 10,504 shares of common stock to a director of the Company for $4.76 per share.

Common Stock Split

In December 1996, the Board of Directors declared a 1.4 for one stock split of the common stock of the Company effected in the form of a stock dividend. All share and per-share amounts have been restated in these notes and the accompanying financial statements to reflect this stock split.

5. STOCK OPTIONS:

1994 Stock Option Plan

The Company's 1994 Stock Option Plan (the "Option Plan") authorizes the issuance of an aggregate of 1,975,000 shares of Common Stock pursuant to the exercise of stock options. The Option Plan provides for grants of options to employees, consultants, and directors of the Company. The Option Plan provides for the granting of both incentive stock options and non-statutory options. The Option Plan is administered by the Compensation Committee of the Board of Directors, which has sole discretion and authority, consistent with the provisions of the Option Plan, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted, and the number of shares that will be subject to options granted under the Option Plan.

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

Net2Net 1994 Stock Plan

The Net2Net 1994 Stock Plan (the "Net2Net Plan") authorizes the issuance of an aggregate of up to 189,733 shares of Common Stock with respect to certain "Stock Rights" granted under the Net2Net Plan. In connection with the Company's acquisition of Net2Net, the Company assumed the obligations of Net2Net under the Net2Net Plan. Subsequent to the merger, Visual's Board of Directors adopted a resolution not to make any future option grants under the Net2Net Plan. Stock Rights under the Net2Net Plan took the form of grants of incentive stock options, non-statutory stock options, awards of stock of the Company, opportunities to make direct purchases of stock in the Company or any combination thereof. The Net2Net Plan provided for grants of options to employees, officers, directors and consultants of Net2Net or any affiliate of Net2Net.

1997 Omnibus Stock Plan

The Company's 1997 Omnibus Stock Plan (the "Omnibus Plan") authorizes the issuance of an aggregate of up to 1,000,000 shares of common stock with respect to certain "Awards" made under the Omnibus Plan. The Omnibus Plan provides for grants of options to employees, officers, directors, and consultants of the Company or any affiliate of the Company; provided, however, that no individual may receive an award of more than 250,000 shares in any year. Awards under the Omnibus Plan may take the form of grants of stock options, stock appreciation rights, restricted or unrestricted stock, phantom stock, performance awards, or any combination thereof. The Omnibus Plan is administered by the Board of Directors, or by such committee or committees as may be appointed by the Board of Directors from time to time (the "Administrator"). The Administrator has sole power and authority, consistent with the provisions of the Omnibus Plan, to determine which eligible participants will receive Awards, the form of the Awards and the number of shares of common stock covered by each Award, to impose terms, limits, restrictions, and conditions upon Awards, to modify, amend, extend, or renew Awards (with the consent of the awardee), to accelerate or change the exercise timing of Awards or to waive any restrictions or conditions to an Award and to establish objectives and conditions for earning Awards. Unless terminated sooner by the Board, the Omnibus Plan will terminate in October 2007 or the date on which all shares available for issuance shall have been issued pursuant to the exercise or cancellation of Awards under the Omnibus Plan.

1997 Directors' Stock Option Plan

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

Upon a member's initial election or appointment to the Board of Directors, such member will be granted options to purchase 24,000 shares of common stock, vesting over four years, with options to purchase 6,000 shares vesting at the first anniversary of the grant and options to purchase the remaining 18,000 shares vesting thereafter, in 36 equal monthly installments. Annual options to purchase 6,000 shares of common stock (the "Annual Options") will be granted to each Eligible Director on the date of each annual meeting of stockholders. Annual Options will vest at the rate of one-twelfth of the total grant per month, and will vest in full at the earlier of (i) the first anniversary of the date of the grant or (ii) the date of the next annual meeting of stockholders. The exercise price of options granted under the Director Plan will equal the fair market value per share of the common stock on the date of grant.

A summary of the Company's stock option activity is presented below:

                                                                OPTION PRICE PER   WEIGHTED-AVERAGE
                                                  OPTIONS            SHARE          EXERCISE PRICE
                                               -------------    ----------------   ----------------
Options outstanding at December 31, 1995....       590,716         $0.02- 1.58         $ 0.26
Granted.....................................       842,054          0.19- 4.73           0.86
Canceled....................................       (98,680)         0.19- 1.58           0.34
Exercised...................................       (38,785)         0.02- 1.58           0.28
                                               -----------      --------------     ----------
Options outstanding at December 31, 1996....     1,295,305          0.02- 4.73           0.64
Granted.....................................       942,192          1.43- 7.00           3.64
Canceled....................................      (118,608)         0.07- 7.00           2.03
Exercised...................................      (130,141)         0.02- 7.00           0.19
                                               -----------      --------------     ----------
Options outstanding at December 31, 1997....     1,988,748          0.07- 7.00           2.01
Granted.....................................       794,185         5.36- 34.50          20.49
Canceled....................................      (150,989)        0.29- 29.00          18.35
Exercised...................................      (440,181)        0.07- 17.50           1.47
                                               -----------      --------------     ----------
Options outstanding at December 31, 1998....     2,191,763        $0.07- 34.50         $ 7.69
                                               ===========      ==============     ==========

As of December 31, 1998, options to purchase 477,011 shares of common stock were exercisable with a weighted-average exercise price of $3.16. The weighted-average remaining contractual life of options outstanding at December 31, 1998 was 7.80 years.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a "fair value based method" of accounting for stock-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Prior to the issuance of SFAS No. 123, stock-based compensation was accounted for under the "intrinsic value method" as defined by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation is the excess, if any, of the market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

SFAS No. 123 allows an entity to continue to use the intrinsic value method. However, entities electing the accounting in APB Opinion No. 25 must make pro forma disclosures as if the fair value based method of accounting had been applied. The Company applies APB Opinion No. 25 and the related interpretations in accounting for its stock-based compensation. Under APB Opinion No. 25, no compensation expense has been recognized in the accompanying financial statements related to stock option grants in 1996 and 1998. The Company has recorded deferred compensation of approximately $292,000 related to stock option grants in 1997, of which approximately $45,000 and $50,000 has been amortized in the years ended December 31, 1997 and 1998, respectively.

Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company's net income or (loss) and income or (loss) per share would have decreased or increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                            YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                        1996          1997          1998
                                                    ------------  ------------   ----------
Net income (loss) attributable to common
  stockholders:
      As reported................................    $(13,205)      $(8,487)       $ 337
      Pro forma..................................     (13,231)       (8,625)      (1,683)

Basic and diluted income (loss) per share:
      As reported................................    $  (2.97)      $(1.72)       $ 0.02
      Pro forma..................................    $  (2.98)      $(1.75)        (0.09)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the years ended December 31, 1996, 1997 and 1998: no dividend yield, expected volatility from zero to 88.0%, risk-free interest rates from 4.4% to 7.6% and an expected terms ranging from 5 to 10 years.

6. RESTRUCTURING:

In the second quarter of 1998, the Company recorded a restructuring charge of approximately $2,749,000 primarily in connection with the consolidation of Visual and Net2Net's manufacturing, sales, marketing and administrative functions as well as the discontinuance of certain Net2Net product development efforts. The consolidation included a reduction in employees that resulted in severance and other termination benefits including out-placement assistance. The remaining restructuring costs related primarily to the termination of contractual obligations, including leases and OEM distribution agreements, with no future benefit.

During 1998, approximately $751,000 was charged against the restructuring reserve. This amount included approximately $546,000 related to termination costs for approximately 15 employees including severance and other benefits. The remaining charge to the reserve of approximately $205,000 related primarily to amounts paid under contractual obligations.

In the fourth quarter, the Company reversed approximately $1,998,000 of the restructuring charge previously recorded. The lower than estimated cost resulted from fewer than planned terminations and higher than planned attrition, along with lower than estimated costs associated with exiting certain contractual obligations. As of December 31, 1998, all amounts due under the contractual obligations have been paid and all of the employee terminations have been completed and the related benefits have been paid.

7. EMPLOYEE 401(k) SAVINGS PLAN:

Effective January 1, 1996, Visual adopted a defined contribution plan (the "Savings Plan"), available to all full-time employees upon employment. The Savings Plan qualifies for preferential tax treatment under Section 401(a) of Internal Revenue Code. Employee contributions are voluntary and are determined on an individual basis with a maximum annual amount equal to 15% of compensation paid during the plan year, not to exceed the annual Internal Revenue Service contribution limitations. All participants are fully vested in their contributions. There were no employer contributions under the Savings Plan.

In March 1996, Net2Net adopted a qualified 401(k) retirement plan (the "Net2Net 401(k) Plan"). The Net2Net 401(k) Plan covers substantially all employees who have satisfied a three-month service requirement and have attained the age of
21. The Net2Net 401(k) Plan provides for an optional Net2Net contribution for any plan year at Net2Net's discretion. Vesting in Net2Net contributions will be based on a five-year schedule (20% per year). There were no Net2Net contributions to the plan for the years ended December 31, 1997 and 1998.

8. INCOME TAXES:

For the years ended December 31, 1996 and 1997, the tax provision was comprised primarily of a deferred tax benefit which was offset by a valuation allowance of the same amount. The tax provision for 1996 and 1997 differed from the expected tax benefit, computed by applying the U.S. Federal statutory rate, principally due to the effect of increases in the valuation allowance. For the year ended December 31, 1998, the tax provision consisted of a current provision and increases to the valuation allowance offset by a deferred tax benefit. The tax provision for 1998 differed from the expected amount, computed by applying the U.S. Federal statutory rate, principally due to the effects of net operating loss carryforwards, tax credits and increases in the valuation allowance.

The components of the Company's net deferred tax asset (liability) are as follows (in thousands):

                                                             DECEMBER 31
                                                        ---------------------
                                                           1997       1998
                                                        ---------   ---------
Deferred tax asset:
      Net operating loss carryforwards................   $5,140      $4,631
      Depreciation....................................      161         351
      Allowance for doubtful accounts.................      152         181
      Inventory valuation.............................      657         680
      Warranty reserve................................      106         327
      Accrued liabilities.............................      748         921
      Deferred revenue................................    1,627       1,169
      Tax credit carryforwards........................       20       1,002
      Valuation allowance.............................   (8,611)     (9,262)
                                                        -------     -------
                        Total net deferred tax asset     $  -        $  -
                                                        =======     =======

The Company had net operating loss carryforwards to offset future taxable income of approximately $12,600,000 as of December 31, 1998. These net operating loss carryforwards expire through 2013. Under the provisions of the Tax Reform Act of 1986, when there has been a change in an entity's ownership, utilization of net operating loss carryforwards may be limited. Because of the change in the ownership of Net2Net, the use of the Net2Net net operating losses will be limited to approximately $3,500,000 per year and may not be available to offset future taxable income.

9. COMMITMENTS AND CONTINGENCIES:

Leases

The Company leases office space and office equipment under noncancelable operating leases expiring through October 2001. The Company recorded rent expense of approximately $286,000, $718,000 and $842,000 during 1996, 1997 and 1998, respectively.

The Company also leases certain equipment under noncancelable capital lease agreements which expire in 1999. Future minimum lease payments as of December 31, 1998 under noncancelable operating and capital leases are as follows (in thousands):

                                                            CAPITAL   OPERATING
                                                            LEASES      LEASES
                                                            -------   ---------
1999....................................................     $409      $  938
2000....................................................       -          892
2001....................................................       -          839
                                                            -----     -------
                        Total minimum lease payments....      409      $2,669
                                                                      =======
Interest element of lease payment.......................       26
                                                            -----
Present value of future minimum lease payments..........      383
Current portion.........................................      383
                                                            -----
Long-term portion.......................................     $ -
                                                            =====

During 1997, Visual entered into additional sale-leaseback transactions in which equipment with a net book value of approximately $544,000 was sold and leased back under noncancelable capital leases. Proceeds from the transactions totaled approximately $544,000, resulting in no gain or loss on the transactions.

During 1996 and 1997, Net2Net entered into sale/leaseback transactions involving computer and lab equipment. Such equipment was sold at its net book value and leased back under capital leases. Such leases are part of a $400,000 equipment lease line of credit that expired in February 1998.

Litigation

The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made in the accompanying financial statements.

10. INTERIM FINANCIAL DATA - UNAUDITED:

The following table of quarterly financial data has been prepared from the financial records of the Company, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented:

                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                        --------------------------------------------------------------------------------------------
                                                MARCH 31,            JUNE 30,             SEPTEMBER 30,           DECEMBER 31,
                                        ---------------------- -------------------- ----------------------- ------------------------
                                           1997       1998       1997       1998        1997       1998         1997        1998
                                        --------------------------------------------------------------------------------------------
Revenue...............................    $3,988    $10,327     $6,229    $11,979     $ 7,934     $13,460     $ 9,194     $15,097
Gross profit..........................     2,283      5,786      3,807      7,619       4,947       8,630       5,554       9,818
Income (loss) from operations.........    (2,830)    (1,529)    (1,672)    (6,731)     (1,169)      1,596      (1,452)      4,897
Net income (loss).....................    (2,793)    (1,635)    (1,643)    (5,570)     (1,167)      2,211      (1,427)      5,502
Net income (loss) attributable to
  common shareholders                     (3,157)    (1,806)    (2,008)    (5,570)     (1,532)      2,211      (1,790)      5,502
Basic income (loss) per share.........     (0.65)     (0.14)     (0.41)     (0.28)      (0.31)       0.11       (0.36)       0.27
Diluted income (loss) per share.......     (0.65)     (0.14)     (0.41)     (0.28)      (0.31)       0.10       (0.36)       0.25
Pro forma diluted income (loss) per
  share...............................     (0.18)     (0.09)     (0.13)     (0.28)      (0.07)       0.10       (0.08)       0.25

The sum of the per share amounts may not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year. The net loss for the three months ended June 30, 1998, includes merger-related costs of approximately $7,347,000 related to the Net2Net merger. Net income for the three months ended December 31, 1998, includes the reversal of approximately $2,278,000 of the aforementioned merger-related costs (see Notes 1 and 6). The reversal resulted from the payment of lower than estimated costs in connection with the Net2Net transaction and subsequent restructuring and included approximately $280,000 in transaction costs and approximately $1,998,000 in restructuring costs.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Visual Networks, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Visual Networks, Inc. (a Delaware corporation) and subsidiaries and have issued our report thereon dated January 15, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in item 16(b) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                              ARTHUR ANDERSEN LLP



Washington, D.C.
January 15, 1999

                                                                     SCHEDULE II


                              VISUAL NETWORKS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                 BALANCE AT BEGINNING   ADDITIONS CHARGED TO                  BALANCE AT END OF
                  DESCRIPTION                         OF PERIOD         COSTS AND EXPENSES     DEDUCTIONS          PERIOD
----------------------------------------------   --------------------   --------------------   ----------     -----------------
For the year ended December 31, 1996,
  Deducted from assets accounts:
      Allowance for doubtful accounts.........         $  -                 $   260             $  -                $260
For the year ended December 31, 1997,
  Deducted from assets accounts:
      Allowance for doubtful accounts.........           260                    152                -                 412
For the year ended December 31, 1998,
  Deducted from assets accounts:
      Allowance for doubtful accounts.........           412                    106                 25               493
      Reserves related to restructuring.......            -                   2,749              2,749 (a)            -

(a) Included in these deductions were costs of $751,000 charged against the reserve and the reversal of $1,998,000 of the restructuring charges for the year ended December 31, 1998. See Note 6 of the Notes to Consolidated Financial Statements.