Form 10-Q
period 1999-03-31
VISUAL NETWORKS INC
filed 1999-05-17
CIK 1000495

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549 - 0001

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-23699

                                 ---------------

                              VISUAL NETWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                             52-1837515
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)

         2092 GAITHER ROAD, ROCKVILLE, MD                 20850-4013
     (Address of principal executive offices)             (Zip Code)


       Registrant's telephone number, including area code: (301) 296-2300

                                 ---------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

    As of May 11, 1999, 20,371,341 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding.

================================================================================

                              VISUAL NETWORKS, INC.
     QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements:
     Consolidated Balance Sheets -- March 31, 1999 and December 31, 1998..............................       3
     Consolidated Statements of Operations -- Three months ended March
      31, 1999 and 1998...............................................................................       4
     Consolidated Statements of Cash Flows -- Three months ended March 31, 1999
      and 1998........................................................................................       5
     Notes to Consolidated Financial Statements.......................................................       6
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations.......................................................................................       9
  Item 3. Qualitative and Quantitative Disclosure about Market Risk...................................      14
PART II. OTHER INFORMATION
  Items 1. -- 6.......................................................................................      14
  Signatures..........................................................................................      16

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                              VISUAL NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                      MARCH 31,          DECEMBER 31,
                                                                                        1999                 1998
                                                                                    ------------         ------------

                                    ASSETS

CURRENT ASSETS:
     Cash and cash equivalents................................................      $     46,958         $    50,531
     Accounts receivable, net of allowance of $486 and
          $493, respectively..................................................             6,397               5,038
     Inventory................................................................             5,777               5,086
     Other current assets.....................................................             2,340               1,715
                                                                                    ------------         -----------
          Total current assets................................................            61,472              62,370
Property and equipment, net...................................................             5,176               4,478
                                                                                    ------------         -----------
          Total assets........................................................      $     66,648         $    66,848
                                                                                    ============         ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses....................................      $      7,866         $     5,575
     Accrued compensation.....................................................             1,248               2,366
     Customer deposits........................................................                --               4,613
     Deferred revenue.........................................................             5,238               5,246
     Capital lease obligations................................................               297                 383
                                                                                    ------------         -----------
          Total current liabilities...........................................            14,649              18,183
                                                                                    ------------         -----------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 5,000,000 shares
          authorized, no shares issued and outstanding........................                --                  --
     Common stock, $.01 par value, 50,000,000 shares
          authorized, 20,339,214 and 20,095,129 shares
          issued and outstanding as of March 31, 1999 and
          December 31, 1998, respectively.....................................               203                 201
     Deferred compensation....................................................              (182)               (197)
     Additional paid-in capital...............................................            74,762              74,215
     Accumulated deficit......................................................           (22,784)            (25,554)
                                                                                    ------------         -----------
         Total stockholders' equity...........................................            51,999              48,665
                                                                                    ------------         -----------
         Total liabilities and stockholders' equity...........................      $     66,648         $    66,848
                                                                                    ============         ===========

                See notes to consolidated financial statements.

                              VISUAL NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                       FOR THE THREE MONTHS
                                                              ENDED
                                                             MARCH 31,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
Revenue......................................      $     16,782    $     10,327
Cost of goods sold...........................             5,806           4,541
                                                   ------------    ------------
     Gross profit............................            10,976           5,786
                                                   ------------    ------------
Operating expenses:
     Research and development................             2,902           2,427
     Sales and marketing.....................             3,477           3,698
     General and administrative..............             1,099           1,190
                                                   ------------    ------------
          Total operating expenses...........             7,478           7,315
                                                   ------------    ------------
Income (loss) from operations................             3,498          (1,529)
Interest income, net.........................               576             389
                                                   ------------    ------------
Income (loss) before taxes...................             4,074          (1,140)
Income taxes.................................            (1,303)           (495)
                                                   ------------    ------------
Net income (loss)............................             2,771          (1,635)
Dividends and accretion on preferred stock...                --            (171)
                                                   ------------    ------------
Net income (loss) attributable to
  common stockholders........................      $      2,771    $     (1,806)
                                                   ============    ============
Basic income (loss) per share................      $       0.14    $      (0.14)
                                                   ============    ============
Diluted income (loss) per share..............      $       0.13    $      (0.14)
                                                   ============    ============
Pro forma diluted income (loss) per
  share......................................                      $      (0.09)
                                                                   ============
Basic weighted average shares
  outstanding................................        20,223,932      12,777,327
Diluted weighted average shares
  outstanding................................        21,873,875      12,777,327
Pro forma diluted weighted average
  shares outstanding.........................                        17,788,828

                See notes to consolidated financial statements.

                              VISUAL NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       FOR THE THREE  MONTHS
                                                                                              ENDED
                                                                                             MARCH 31,
                                                                                    --------------------------
                                                                                       1999            1998
                                                                                    ----------      ----------
Cash flows from operating activities:
     Net income (loss).........................................................     $    2,771      $   (1,635)
     Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
          Depreciation and amortization........................................            398             478
     Changes in assets and liabilities:
          Accounts receivable..................................................         (1,359)            (47)
          Inventory............................................................           (691)           (562)
          Other current assets.................................................           (625)             89
          Accounts payable and accrued expenses................................          2,291           1,118
          Customer deposits....................................................         (4,613)           (154)
          Accrued compensation.................................................         (1,118)           (753)
          Deferred revenue.....................................................             (8)             50
                                                                                    ----------      ----------
                Net cash used in operating activities..........................         (2,954)         (1,416)
                                                                                    ----------      ----------
Cash flows from investing activities:
          Expenditures for property and equipment..............................         (1,081)           (613)
                                                                                    ----------      ----------
                Net cash used in investing activities..........................         (1,081)           (613)
                                                                                    ----------      ----------
Cash flows from financing activities:
          Exercise of stock options............................................            548             164
          Proceeds from issuance of common stock, net of
             issuance costs....................................................             --          45,447
          Repayments under credit agreements...................................             --             679
          Payment of Series A dividends........................................             --             (30)
          Principal payments on capital lease obligations......................            (86)           (106)
                                                                                    ----------      ----------
                Net cash provided by financing activities......................            462          46,154
                                                                                    ----------      ----------
Net (decrease) increase in cash and cash equivalents...........................         (3,573)         44,125
Cash and cash equivalents, beginning of period.................................         50,531           8,902
                                                                                    ----------      ----------
Cash and cash equivalents, end of period.......................................     $   46,958      $   53,027
                                                                                    ==========      ==========
Supplemental cash flow information:
     Cash paid for interest....................................................     $       16      $       83
     Cash paid for income taxes................................................     $       --      $      193

                See notes to consolidated financial statements.

                              VISUAL NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Visual Networks, Inc. ("Visual" or the "Company") is engaged in developing, manufacturing and marketing wide-area-network service level management systems. Visual's operations are subject to certain risks and uncertainties, including among others, successful implementation of the Visual sales and distribution model, dependence on significant customers, rapidly changing technology, current and potential competitors with greater financial, technological, production, and marketing resources, dependence on sole and limited source suppliers, dependence on key management personnel, limited protection of intellectual property and proprietary rights, integration of its acquisition of Net2Net Corporation ("Net2Net"), uncertainty of future profitability and possible fluctuations in financial results.

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

    These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, the comparative financial statements for the fiscal periods presented herein include all adjustments that are normal and recurring which are necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999.

    On May 15, 1998, Visual acquired Net2Net in a merger transaction accounted for as a pooling of interests. Net2Net is engaged in developing, manufacturing and marketing Asynchronous Transfer Mode ("ATM") wide-area-network management and analysis systems. The accompanying consolidated financial statements have been retroactively restated to reflect the combined financial position and combined results of operations and cash flows for all periods presented, giving effect to the acquisition as if it had occurred at the beginning of the earliest period presented. For the three months ended March 31, 1998, Visual had previously reported revenues of $9,162,000 as compared to combined revenues of $10,327,000 and net income of $1,005,000 as compared to combined net loss of $1,635,000.

Cash and Cash Equivalents

    The Company considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Fair Value of Financial Instruments

    The carrying values of current assets and current liabilities approximate fair value because of the relatively short maturities of these instruments.

Revenue Recognition

    The Company generally recognizes revenue from the sale or license of its products upon delivery and passage of title to the customer. Where agreements provide for evaluation or customer acceptance, the Company recognizes revenue upon the completion of the evaluation process and acceptance of the product by the customer. Maintenance contracts require the Company to provide technical support and software updates to customers. The Company recognizes product support and maintenance revenue, including maintenance revenue that is bundled with product sales, ratably over the term of the contract period, which generally ranges from one to three years.

Inventory

    Inventory is stated at the lower of cost or market. Inventory consists of the following (in thousands):

                      MARCH 31,      DECEMBER 31,
                        1999            1998
                    -----------      ------------
                    (unaudited)
Raw materials       $     1,159      $       821
Work-in-progress          2,133            1,228
Finished goods            2,485            3,037
                    -----------      -----------
                    $     5,777      $     5,086
                    ===========      ===========

Income Taxes

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

Basic and Diluted Net Loss per Common Share

    Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income
(loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The effect of the conversion of preferred stock into 10,605,735 shares of common stock is included in the computation of basic loss per share from the date of conversion on February 11, 1998 for the three months ended March 31, 1998. The effect of preferred stock convertible into 10,605,735 shares of common stock for the period January 1, 1998 through February 10, 1998 was not included in the computation of diluted loss per share for the three months ended March 31, 1998 as such effect would have been anti-dilutive. Pro forma basic and diluted weighted average shares outstanding for the three months ended March 31, 1998 assumes the conversion of all of the Company's outstanding convertible preferred stock into common stock as of January 1, 1998. Options to purchase 2,041,107 of common stock that were outstanding at March 31, 1998 were not included in the computation of diluted loss per share for the three months ended March 31, 1998 as their effect would be anti-dilutive.

    The following details the computation of the income (loss) per share.

                                                                FOR THE THREE MONTHS ENDED
                                                                        MARCH 31,
                                                           -----------------------------------
                                                               1999                  1998
                                                           -------------         -------------
                                                            (unaudited)           (unaudited)
ADJUSTMENTS TO NET INCOME (LOSS):
     Net income (loss)..............................       $       2,771         $      (1,635)
     Preferred dividends and accretion..............                  --                  (171)
                                                           -------------         -------------
          Net income (loss) attributable to
            Common stockholders.....................       $       2,771         $      (1,806)
                                                           -------------         -------------
WEIGHTED AVERAGE SHARE CALCULATION:
     Basic weighted average shares
       outstanding:
          Average number of shares of
            common stock outstanding
            during the period ......................          20,223,932            12,777,327
     Diluted weighted average shares
       outstanding:
          Treasury stock effect of options                     1,649,943                    --
                                                           -------------         -------------
     Diluted weighted average shares
       outstanding..................................          21,873,875            12,777,327
     Pro forma diluted weighted average
       shares outstanding:
          Conversion of preferred stock                                              5,011,501
                                                                                 -------------
          Pro forma diluted weighted
            average shares outstanding..............                                17,788,828
                                                                                 =============
INCOME (LOSS) PER COMMON SHARE:
     Basic income (loss) per share .................       $        0.14         $       (0.14)
                                                           =============         =============
     Diluted income (loss) per share................       $        0.13         $       (0.14)
                                                           =============         =============
     Pro forma income (loss) per share..............                             $       (0.09)
                                                                                 =============

(2) CREDIT AGREEMENTS:

    Effective April 5, 1999, the Company renewed its bank credit agreement for an additional term of one year. The agreement provides for borrowings up to the lesser of $7,000,000 or 85% of eligible accounts receivable (the "Revolving Line") as well as a $1,000,000 capital equipment line (the "Equipment Line"). Borrowings under the Revolving Line bear interest at the prime rate. Borrowings under the Equipment Line bear interest at the prime rate and are collateralized by the equipment financed. The Equipment Line will be payable in equal installments of principal and interest over a three year term as defined in the credit facility. The credit facility contains restrictive covenants, including, but not limited to, restrictions related to liquidity, profitability and net worth, as well as restrictions related to acquisitions, disposition of assets, distributions and investments. As of March 31, 1999, the Company had no borrowings under the credit facility.

(3) NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this pronouncement will not have a material impact on the Company's results of operations, financial position or cash flows.

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

    During 1995 and 1996, most of the Company's sales were to subscribers. In August 1996, the Company entered into a master reseller agreement with Sprint, resulting in the Company's products shipping through Sprint to subscribers. In October 1997, the Company entered into a similar master reseller agreement with MCI, which also resulted in shipments of the Company's products through MCI to subscribers. Since 1997, the Company has focused on selling Visual UpTime directly to providers as part of their network infrastructure. In December 1997, the Company entered into an agreement with AT&T, which provides for the sale of the Company's products to AT&T for deployment as part of AT&T's infrastructure.

    The Company realizes revenue from sales of hardware, the licensing of related software and maintenance contracts. The Company generally recognizes revenue upon shipment or delivery of the product and passage of title to the customer. Where the agreements provide for evaluation or customer acceptance, the Company recognizes revenue upon the completion of the evaluation process and acceptance of the product by the customer. Maintenance contracts call for the Company to provide technical support and software updates to customers. The Company recognizes maintenance revenue, including maintenance revenue that is bundled with product sales, ratably over the contract period, which currently ranges from one to three years.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1998

    REVENUE. The Company recognized $16.8 million in revenue for the three months ended March 31, 1999, a 63% increase over revenue of $10.3 million for the three months ended March 31, 1998. The increase was due primarily to the continued acceptance of Visual UpTime in the Frame Relay and the Asynchronous Transfer Mode ("ATM") markets. Sales to providers accounted for approximately 67% of revenue for the three months ended March 31, 1999 as compared to approximately 55% for the three months ended March 31, 1998.

    GROSS PROFIT. Cost of goods sold consists of subcontracting costs, component parts, direct compensation costs, warranty and other contractual obligations, royalties, license fees and other overhead expenses related to manufacturing operations. Gross profit was $11.0 million for the three months ended March 31, 1999, as compared to $5.8 million for the three months ended March 31, 1998, an increase of $5.2 million. Gross margin was 65.4% of revenue for the three months ended March 31, 1999, as compared to 56.0% of revenue for the three months ended March 31, 1998. The increase in gross margin percentage was due primarily to product cost reductions and to changes in product sales mix. The Company's future gross margins may be adversely affected by a number of factors, including product mix, the proportion of sales to providers, competitive pricing, manufacturing volumes and an increase in component costs.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists of compensation for research and development staff, depreciation of test and development equipment, certain software development costs and costs of prototype materials. Research and development expense was $2.9 million for the three months ended March 31, 1999 as compared to $2.4 million for the three months ended March 31, 1998, an increase of $0.5 million. The increase in research and development expense was due primarily to increased staffing levels and related support costs and, purchases of materials used in the development of new or enhanced products. Research and development expense was 17.3% and 23.5% of revenue for the three months ended March 31, 1999 and 1998, respectively. The Company expects that research and development expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during the remainder of 1999 and thereafter. The increase in absolute dollars will support continued development of new enhanced products and the exploration of new or complementary technologies.

    SALES AND MARKETING EXPENSE. Sales and marketing expense consists of compensation for the sales and marketing staff, commissions, pre-sales support, travel and entertainment, trade shows and other marketing programs. Sales and marketing expense was $3.5 million for the three months ended March 31, 1999, as compared to $3.7 million for the three months ended March 31, 1998, a decrease of $0.2 million. The decrease in sales and marketing expense was due primarily to the consolidation of Visual's and Net2Net's sales and marketing functions, with a corresponding decrease in employees subsequent to the May 15, 1998 acquisition of Net2Net. Sales and marketing expense was 20.7% and 35.8% of revenue for the three months ended March 31, 1999 and 1998, respectively. The Company expects that sales and marketing expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during the remainder of 1999 and thereafter. This increase in absolute dollars is expected to be incurred as additional personnel are hired, field offices are opened and promotional expenditures increase to allow the Company to increase its market penetration and to pursue market opportunities.

    GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists of finance, administration and general management activities. General and administrative expense was $1.1 million for the three months ended March 31, 1999 as compared to $1.2 million for the three months ended March 31, 1998, a decrease of $0.1 million. The decrease in general and administrative expense was due primarily to the consolidation of Visual's and Net2Net's general and administrative functions. General and administrative expense was 6.5% and 11.5% of revenue for the three months ended March 31, 1999 and 1998, respectively. The Company expects that general and administrative expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during the remainder of 1999 and thereafter. The increase in absolute dollars is expected to be required for the expansion of the Company's administrative staff and internal systems to support expanding operations.

    INTEREST INCOME, NET. Interest income, net, for the three months ended March 31, 1999 was approximately $0.6 million as compared to $0.4 million for the three months ended March 31, 1998. The increase was due to the significant increase in cash and cash equivalents resulting from the proceeds of the Company's IPO in February 1998.

    INCOME TAXES. Income taxes for the three months ended March 31, 1999 were $1.3 million, reflecting an effective tax rate of 32%.

    NET INCOME (LOSS). Net income for the three months ended March 31, 1999 was $2.8 million as compared to a net loss of $1.6 million for the three months ended March 31, 1998, an increase of $4.4 million. Increases in revenue, gross profit and interest income achieved in the three months ended March 31, 1999 offset the increased operating expenses and income taxes described above.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1999, the Company's combined balance of cash and cash equivalents was $47.0 million as compared to $50.5 million as of December 31, 1998, a decrease of $3.5 million. This decrease is primarily attributable to a $6.1 million decrease in working capital and $1.1 million in capital expenditures in the current year which offset the Company's $2.8 million in net income for the three months ended March 31, 1999.

    The Company requires substantial working capital to fund its business, particularly to finance inventories, accounts receivable, research and development activities and capital expenditures. The Company currently has commitments for capital expenditures for the remainder of 1999 that are not expected to exceed $2.0 million. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing and extent of spending to support continued expansion of internal systems and networks, the timing of introductions of new products and enhancements to existing products and market acceptance of the Company's products.

    In addition to the Company's cash and cash equivalents, the Company's other principal source of liquidity is its bank credit facility. The current credit facility includes a revolving line of credit providing for borrowings up to the lesser of $7.0 million or 85% of eligible accounts receivable (as defined in the credit facility). In April 1999, the Company renewed the credit facility for an additional term of one year. As amended, the credit facility includes a $1.0 million equipment line. The credit facility contains restrictive financial covenants, including, but not limited to, restrictions related to liquidity, profitability and net worth, as well as restrictions related to acquisitions, dispositions of assets, distributions and investments. As of March 31, 1999, there were no borrowings outstanding under the bank credit facility. The Company believes that its current cash position combined with the $7.0 million line of credit facility are sufficient to meet its capital expenditures and working capital requirements for the next 18 to 24 months. The Company may consider from time to time various alternatives and may seek to raise additional capital through equity or debt financing or to enter into strategic agreements. There can be no assurance, however, that any of such financing alternatives will be available on terms acceptable to the Company, if at all.

YEAR 2000 COMPLIANCE

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

    The Company has instituted a company-wide project for addressing the Year 2000 issue (the "Project"). The Project is divided into four major sections-Product Compliance, Oracle Implementation and System Infrastructure Upgrades, Vendor Compliance and Customer Assessment. Each of these sections is discussed separately below. The Company has engaged third party consultants to assist in program management of the Project and in testing of critical business systems. The Project is on schedule for completion by the end of the third quarter, 1999.

    PRODUCT COMPLIANCE

    The Company believes that the products that it is currently shipping have already achieved Year 2000 compliance as defined within the requirements established by the U.S. Government detailed in the Federal Acquisition Regulations (FAR) Section 39 -- Final. Should a Year 2000 compliance issue arise in the future, the Company will take whatever steps it deems necessary to correct it in accordance with its Year 2000 product warranty.

    Although all previously shipped products are believed to be compliant, the company does not commit to perform tests on product versions that it is no longer shipping. Should such non-shipping products be found non-compliant, the Company will not update them to make them compliant.

    The Company does not guarantee and specifically disclaim any liability for the Year 2000 compliance of operating systems, hardware, software or other products not developed by it.

    ORACLE IMPLEMENTATION & SYSTEM INFRASTRUCTURE UPGRADES

    Early in 1998, in order to improve access to business information through scaleable, integrated computing systems across the company, the Company began a business systems replacement project. The new Oracle, Enterprise Resources Planning (ERP) application software system has replaced the core legacy systems, and is expected to make approximately 75 percent of the Company's systems Year 2000 compliant. The implementation of the ERP software was substantially completed in January 1999.

    Following replacement of the core legacy systems with the ERP software, the Company will seek to achieve Year 2000 compliance for other application software, computer hardware, network equipment and miscellaneous components of its internal business systems. The Company anticipates that this effort will be less significant compared to the replacement of core applications with ERP software.

    The Company intends to achieve Year 2000 compliance for its remaining internal systems as soon as possible after the ERP implementation. The Company's limited number of personal computers and application systems is anticipated to facilitate rapid progress toward full Year 2000 compliance after ERP is fully implemented.

    The Company intends to continue to work to achieve Year 2000 compliance for its systems using a methodology that incorporates the following steps:

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

    VENDOR COMPLIANCE

This section includes the process of identifying and prioritizing critical suppliers at the direct interface level and communicating with them about their plans and progress in addressing the Year 2000 problem. This process will include not only component part suppliers for the Company's products, but also providers of insurance, financial and other services.

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

    CUSTOMER ASSESSMENT

    The Company is developing a program to assess the impact that Year 2000 issues may have upon its customers and their purchasing decisions. The Company expects to complete customer assessment by the end of the third quarter 1999.

    COSTS

    The estimated total cost of the Year 2000 compliance project, exclusive of the ERP implementation, is approximately $300,000. These costs are expected to be incurred throughout 1999. These costs will be incurred primarily for the use of outside consultants, setting up Year 2000 testing environments and the replacement of existing software and hardware.

    RISKS

    The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's business, financial condition and results of operations. Moreover, even if the Company successfully remediates its Year 2000 issues, the Company can be materially and adversely affected by failures of third parties to remediate their own year 2000 issues. The failure of third parties with which the Company has financial or operational relationships (such as our customers and vendors) to remediate their computer and technology systems issues in a timely manner could result in a material financial risk to the Company. In addition, the Company believes that the purchasing patterns of customers and potential customers may be significantly affected by Year 2000 issues. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party customers and vendors, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on our business, financial condition and results of operations. Accordingly, the Company may experience business interruption or shutdown, financial loss, damage to its reputation and legal liability. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

    The Company's expectations about future costs and the timely completion of the Project are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that could influence the amount of future costs and the effective timing of remediation efforts include the Company's success in identifying computer programs and technology systems that contain two-digit year codes, the nature and amount of programming and testing required to upgrade or replace each of the affected programs and systems, the rate and magnitude of related labor and consulting costs, and the success of the Company's vendors and customers in addressing the Year 2000 issue.

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

    Although a significant majority of the Company's sales to date have been made to customers in the United States, the Company intends to increase its sales efforts in international markets. The Company plans to sell or license its products to international customers at prices denominated in U.S. dollars. However, if the Company experiences material levels of sales at prices not denominated in U.S. dollars, the Company intends to adopt a strategy to hedge against currency fluctuations.

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

    The foregoing discussion contains forward-looking information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those sections. The Company assumes no obligations to update the information contained in this press release. The Company's future results may be impacted by various important factors including, but not limited to, its ability to implement its provider deployment model, its lengthy sales cycle, dependence on its major customers, risks associated with rapid technological change and the emerging services market, potential fluctuations in quarterly results, its dependence on sole and limited source suppliers and fluctuations in component pricing and its dependence on key employees and other risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Factors that may affect future results."

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. (a) EXHIBITS


    EXHIBIT
    NUMBER                                     EXHIBIT DESCRIPTION
  ----------          --------------------------------------------------------------------
             3.1*     Restated Certificate of Incorporation of the Registrant.
             3.2*     Restated By-Laws of the Registrant.
            10.1*     1994 Stock Option Plan.
            10.2*     1997 Omnibus Stock Plan.
            10.3*     Amended and Restated 1997 Directors' Stock Option Plan.
            10.4*     Third Amended and Restated Stockholders and Registration
                      Rights Agreement, dated as of September 19, 1996, by and among the Company and certain stockholders.
           10.5*+     Reseller/Integration Agreement, dated August 29, 1997, by and
                      Between the Company and MCI Telecommunication Corporation.
        10.5.1#++     Second Amendment, dated November 4,1998, to the
                      Reseller/Integration Agreement between the Registrant and MC
                      Telecommunications Corporation (relating to Exhibit 10.5).
           10.6*+     Master Reseller Agreement, dated as of August 23, 1996, between
                      Sprint/United Management Company and the Company.
           10.7*+     General Agreement for the Procurement of Equipment, Services
                      and Supplies and the Licensing of Software, dated as of
                      December 3, 1997, between the Company and AT&T Corp.
            10.8*     Lease Agreement, dated December 12,1996, by and between the
                      Company and The Equitable Fire Assurance Society of The United
                      States.
          10.8.1*     Lease Amendment, dated September 2, 1997, by and between the
                      Company and The Equitable Life Assurances Society of The
                      United States (relating to Exhibit 10.8).
          10.8.2#     Second Lease Amendment, dated February 8, 1999, by and between the Company and TA/Western, LLC, successor to the Equitable
                      Life Assurance Society of the United States (relating to
                      Exhibit 10.8).
            10.9*     Omitted.
           10.10*     Employment Agreement dated December 15, 1994, by and between the Company and Scott E. Stouffer, as amended.
           10.11*     Employment Agreement dated December 15, 1994, by and between the Company and Robert Troutman, as amended.
           10.12*     Terms of Employment dated June 11, 1997, by and between the
                      Company and Peter J. Minihane, as amended.
           10.13*     Terms of Employment dated March 5, 1997, by and between the
                      Company and Henri A. Cheli, as amended.
           10.14*     Terms of Employment dated November 12, 1996, by and between the Company and Gregory J. Langford, as amended.
           10.15*     Loan and Security Agreement dated January 8, 1998, by and
                      between Silicon Valley Bank and the Company.
         10.15.1*     Revolving Promissory Note issued by the Company as of January
                      8, 1998, to Silicon Valley Bank.
         10.15.2@     First Amendment to Loan and Security Agreement dated June 30,
                      1998, by and between Silicon Valley Bank and the Company.
         10.15.3@     Amended and Restated Revolving Promissory Note issued by the
                      Company as of June 30, 1998, to Silicon Valley Bank.
        10.15.4@@     Second Amendment to Loan and Security Agreement dated December
                      1998, by and between Silicon Valley Bank and the Company.
        10.15.5@@     Second Amended and Restated Revolving Promissory Note issued by the Company on December 28,1998 to Silicon Valley Bank.
          10.16**     Agreement and Plan of Merger dated April 15, 1998, by and
                      among the Company, Visual Acquisition, Inc. and Net2Net.
         10.17***     Net2Net 1994 Stock Plan, assumed by the Company.
           10.18#     Sublease Agreement, dated January 28, 1999, between Visual
                      Networks Operations, Inc. and Compus Services Corporation.
           10.19#     Sublease Agreement, dated January 8, 1999 between Compus Service
                      Corporation and Visual Networks Operations, Inc.
    27                Financial Data Schedule.

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

@@ Incorporated herein by reference to the Company's Registration Statement on Form S-3, No. 333-73229.

 * Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-41517.

** Incorporated herein by reference to Exhibit 2.1 to the Company's Current Form on Form 8-K dated May 19, 1998.

*** Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, No. 333-53153.

  # Incorporated herein by referral to the Company's Annual Report for 10-K dated Mary 31, 1999.

  + Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company's Application Requesting Confidential Treatment under Rule 406 of the Act, filed on December 22, 1997, January 28, 1998 and February 4, 1998.

 ++ Portion's of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

      (b) Reports on Form 8-K

      None.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           VISUAL NETWORKS, INC.

                          BY:              /s/ SCOTT E. STOUFFER
                                ---------------------------------------------
                                               Scott E. Stouffer
                                           Chief Executive Officer
                                           and President

                          BY:              /s/ PETER J. MINIHANE
                                ---------------------------------------------
                                             Peter J. Minihane
                                         Executive Vice President,
                                         Chief Financial Officer and
                                         Treasurer (principal financial
                                         and accounting officer)


May 17, 1999