Form 10-Q
period 1999-06-30
VISUAL NETWORKS INC
filed 1999-08-16
CIK 1000495

                       SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549-0001

                                ---------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE THREE MONTHS ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-23699

                                ---------------

                              VISUAL NETWORKS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                   52-1837515
             (State or other jurisdiction of      (I.R.S. Employer
              incorporation or organization)     Identification No.)


            2092 GAITHER ROAD, ROCKVILLE, MD       20850-4013
             (Address of principal executive       (Zip Code)
                        offices)


       Registrant's telephone number, including area code: (301) 296-2300

                                ---------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [ X ] No [ ]

    As of August 10, 1999, 20,523,549 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding.

                             VISUAL NETWORKS, INC.
     QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 1999

                               TABLE OF CONTENTS


                                                                                          PAGE
                                                                                          ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements:
     Consolidated Balance Sheets -- June 30, 1999 and December 31, 1998...............      3
     Consolidated Statements of Operations -- Three and six months ended
     June  30, 1999 and 1998..........................................................      4
     Consolidated Statements of Cash Flows -- Three and six months ended
     June 30,  1999 and 1998..........................................................      5
     Notes to Consolidated Financial Statements.......................................      6
  Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations............................................................     10
  Item 3. Qualitative and Quantitative Disclosure about Market Risk...................     16
PART II. OTHER INFORMATION
  Items 1 - 6.........................................................................     17
  Signatures..........................................................................     19

                         PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                             VISUAL NETWORKS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                              JUNE 30,       DECEMBER 31,
                                                                1999             1998
                                                           -------------     -------------

                         ASSETS
CURRENT ASSETS:
     Cash and cash equivalents...........................     $ 46,920        $  50,531
     Accounts receivable, net of allowance of $676 and
          $493, respectively.............................        8,318            5,038
     Inventory...........................................        6,297            5,086
     Other current assets................................        2,487            1,715
                                                              --------        ---------
          Total current assets...........................       64,022           62,370
Property and equipment, net..............................        6,503            4,478
                                                              --------        ---------
          Total assets...................................     $ 70,525        $  66,848
                                                              ========        =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses...............     $  8,377        $   5,575
     Accrued compensation................................        1,412            2,366
     Customer deposits...................................           --            4,613
     Deferred revenue....................................        4,805            5,246
     Capital lease obligation............................          208              383
                                                              --------        ---------
          Total current liabilities......................       14,802           18,183
                                                              --------        ---------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 5,000,000 shares
          authorized, no shares issued and outstanding...           --               --
     Common stock, $.01 par value, 50,000,000 shares
          authorized, 20,427,747 and 20,095,129 shares
          issued and outstanding as of June 30, 1999 and
          December 31, 1998, respectively................          204              201
     Deferred compensation...............................         (167)            (197)
     Additional paid-in capital..........................       75,062           74,215
     Accumulated deficit.................................      (19,376)         (25,554)
                                                              --------        ---------
         Total stockholders' equity......................       55,723           48,665
                                                              --------        ---------
         Total liabilities and stockholders' equity......     $ 70,525        $  66,848
                                                              ========        =========

          See accompanying notes to consolidated financial statements.

                             VISUAL NETWORKS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                   FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                            JUNE 30,                            JUNE 30,
                                                ----------------------------------- -------------------------------
                                                      1999              1998              1999             1998
                                                ---------------   ---------------   ---------------  --------------
Revenue......................................     $    19,223       $    11,979       $    36,005      $    22,306
Cost of goods sold...........................           6,715             4,360            12,521            8,901
                                                  -----------       -----------       -----------      -----------
     Gross profit............................          12,508             7,619            23,484           13,405
                                                  -----------       -----------       -----------      -----------
Operating expenses:
     Research and development................           3,006             2,488             5,908            4,915
     Sales and marketing.....................           3,716             3,589             7,193            7,287
     General and administrative..............           1,304               926             2,403            2,116
     Merger-related costs....................             --              7,347               --             7,347
                                                   ----------       -----------        ----------       ----------
          Total operating expenses...........           8,026            14,350            15,504           21,665
                                                  -----------       -----------       -----------       ----------
Income (loss) from operations................           4,482            (6,731)            7,980           (8,260)
Interest income, net.........................             528               666             1,104            1,055
                                                  -----------       -----------       -----------      -----------
Income (loss) before income taxes............           5,010            (6,065)            9,084           (7,205)
Income taxes.................................          (1,603)              495            (2,906)             --
                                                  ------------      -----------       ------------      ----------
Net income (loss)............................           3,407            (5,570)            6,178           (7,205)
Dividends and accretion on preferred stock...             --                --                --              (171)
                                                  -----------       -----------       -----------       ----------
Net income (loss) attributable to
  common stockholders........................     $     3,407       $    (5,570)      $     6,178      $    (7,376)
                                                  ===========       ===========       ===========      ===========
Basic income (loss) per share................     $      0.17       $     (0.28)      $      0.30      $     (0.45)
                                                  ===========       ===========       ===========      ============
Diluted income (loss) per  share.............     $      0.16       $     (0.28)      $      0.28      $     (0.45)
                                                  ===========       ===========       ===========      ===========
Pro forma diluted loss per  share............                                                          $     (0.38)
                                                                                                       ===========
Basic weighted average shares outstanding          20,381,282        19,846,267        20,311,782       16,401,905
Diluted weighted average shares
  outstanding................................      21,753,925        19,846,267        21,823,893       16,401,905
Pro forma diluted weighted average
  shares outstanding.........................                                                           18,862,904

          See accompanying notes to consolidated financial statements.

                             VISUAL NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                               FOR THE SIX MONTHS
                                                                     ENDED
                                                                    JUNE 30,
                                                               ------------------
                                                               1999         1998
                                                               ----         ----
Cash flows from operating activities:
     Net income (loss)....................................   $  6,178    $  (7,205)
     Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
          Depreciation and amortization...................      1,010          598
     Changes in assets and liabilities:
          Accounts receivable.............................     (3,280)        (595)
          Inventory.......................................     (1,211)        (601)
          Other current assets............................       (772)        (572)
          Accounts payable and accrued expenses...........      2,802        6,190
          Customer deposits...............................     (4,613)      (1,114)
          Accrued compensation............................       (954)        (286)
          Deferred revenue................................       (441)         (70)
                                                             --------      --------
                Net cash used in operating activities.....     (1,281)      (3,655)
                                                             --------      --------
Cash flows from investing activities:
          Expenditures for property and equipment.........     (3,005)      (2,015)
                                                             --------      --------
                Net cash used in investing activities.....     (3,005)      (2,015)
                                                             --------      --------
Cash flows from financing activities:
          Exercise of stock options.......................        850          225
          Proceeds from issuance of common stock, net of
             issuance costs...............................         --       45,448
          Payment of Series A dividends...................         --          (30)
          Net repayments under credit agreements..........         --         (126)
          Principal payments on capital lease obligations.       (175)        (193)
                                                             --------      --------
                Net cash provided by financing activities.        675       45,324
                                                             --------      -------
Net (decrease) increase in cash and cash equivalents......     (3,611)      39,654
Cash and cash equivalents, beginning of period............     50,531        8,902
                                                             --------        -----
Cash and cash equivalents, end of period..................   $ 46,920      $48,556
                                                             ========      ========

Supplemental cash flow information:
     Cash paid for interest...............................   $     34      $   125
     Cash paid for income taxes...........................   $     --      $   495

          See accompanying notes to consolidated financial statements.

                             VISUAL NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)

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

    These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring which are necessary for a fair statement of results for the interim periods. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999.

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

Inventory

    Inventory is stated at the lower of cost or market. Inventory consists of the following (unaudited, in thousands):


                             JUNE 30,     DECEMBER 31,
                               1999           1998
                         -------------   --------------
Raw materials...          $    1,295      $      821
Work-in-progress               1,546           1,228
Finished goods..               3,456           3,037
                          ----------      ----------
                          $    6,297      $    5,086
                          ==========      ==========

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

Basic and Diluted Earnings per Share

    Basic earnings per share includes no dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

    Options to purchase 2,101,686 of common stock that were outstanding at June 30, 1998 were not included in the computation of diluted loss per share for the three and six months ended June 30, 1998 as their effect would be anti-dilutive. The effect of the conversion of preferred stock into 10,605,735 shares of common stock is included in the computation of basic loss per share from the date of conversion on February 11, 1998. The effect of preferred stock convertible into 10,605,735 shares of common stock for the period January 1, 1998 through February 10, 1998 was not included in the computation of diluted loss per share for the six months ended June 30, 1998 as such effect would have been anti-dilutive. Pro forma diluted weighted average shares outstanding for the six months ended June 30, 1998 assumes the conversion of all of the Company's outstanding convertible preferred stock into common stock.

    The following details the computation of the income (loss) per share (in thousands, except share and per share data):


                                             FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                      JUNE 30,                         JUNE 30,
                                          ---------------------------------------------------------------
                                               1999            1998             1999            1998
                                          --------------  --------------   --------------   ------------
                                           (UNAUDITED)      (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
ADJUSTMENTS TO NET INCOME (LOSS):
     Net income (loss)..................    $     3,407     $    (5,570)     $     6,178     $    (7,205)
     Preferred dividends and accretion..             --              --               --            (171)
                                            -----------     -----------      -----------     ------------
          Net income (loss) attributable to
            common stockholders..........   $     3,407     $    (5,570)     $     6,178     $    (7,376)
                                            -----------     -----------      -----------     -----------
WEIGHTED AVERAGE SHARE CALCULATION:
     Basic weighted average shares
       outstanding:
          Average number of shares of
          common stock outstanding
          during the period .............    20,381,282      19,846,267       20,311,782      16,401,905
     Diluted weighted average shares
       outstanding:
          Treasury stock effect of options    1,372,643              --        1,512,111              --
                                              ---------   -------------        ---------   -------------
     Diluted weighted average shares
       outstanding........................   21,753,925      19,846,267       21,823,893      16,401,905
     Pro forma diluted weighted average
       shares outstanding:
          Conversion of preferred stock...                                                     2,460,999
          Pro forma diluted weighted
            average shares outstanding.....  21,753,925       19,846,267      21,823,893      18,862,904
                                            ===========   ==============    ============    =============
INCOME (LOSS) PER COMMON SHARE:
     Basic income (loss) per share .......     $   0.17         $  (0.28)       $   0.30        $  (0.45)
                                               ========         ========        ========        ========
     Diluted income (loss) per share......     $   0.16         $  (0.28)       $   0.28        $  (0.45)
                                               ========         ========        ========        ========
     Pro forma diluted loss per share.....                                                      $  (0.38)
                                                                                                ========

(2) CREDIT AGREEMENTS:

    Effective April 5, 1999, the Company renewed its bank credit agreement for an additional term of one year. The agreement provides for borrowings up to the lesser of $7,000,000 or 85% of eligible accounts receivable (the "Revolving Line") as well as a $1,000,000 capital equipment line. Borrowings under the Revolving Line bear interest at the prime rate. Borrowings under the capital equipment line will be payable over a three-year period. The agreement also contains restrictive covenants, including, but not limited to, restrictions related to liquidity, profitability and net worth, as well as restrictions related to acquisitions, disposition of assets, distributions and investments. As of June 30, 1999, the Company had no borrowings outstanding under the credit agreement.

(3) NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for all quarters of years beginning after June 15, 1999. The adoption of this pronouncement will not have a material impact on the Company's results of operations, financial position or cash flows.

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

(5) MERGER-RELATED COSTS

    In connection with the Net2Net acquisition, the Company recorded merger-related charges for transaction costs, integration expenses and restructuring charges of approximately $7.3 million in the three months ended June 30, 1998. In the three months ended December 31, 1998, the Company reversed approximately $2.3 million of the aforementioned merger-related costs as a result of the payment of lower than estimated transaction and restructuring costs in connection with the Net2Net transaction.

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     We were incorporated in Maryland in August 1993 as Avail Networks, Inc. and reincorporated in Delaware in December 1994 as Visual Networks, Inc. From incorporation through December 1994, our principal objective was to secure sufficient equity financing to enable us to accelerate product development efforts. We secured our first round of equity financing in December 1994.

     During 1995 and 1996, we devoted substantial resources to developing Visual UpTime for Frame Relay deployment and to developing sales and marketing functions and general and administrative infrastructure. Visual UpTime was first shipped in mid-1995. We began generating significant revenue from sales of Visual UpTime during 1996.

     During 1995 and 1996, most of our sales were to subscribers. In August 1996, we entered into a master reseller agreement with Sprint, under which we shipped our products through Sprint to Sprint's subscribers. In October 1997, we entered into a similar master reseller agreement with MCI, which also resulted in our shipping our products through MCI to MCI's subscribers. Since 1997, we have focused on selling Visual UpTime directly to providers as part of their network infrastructure. In December 1997, we entered into an agreement with AT&T, which provides for the sale of our products to AT&T for deployment as part of AT&T's infrastructure.

     On May 15, 1998, we acquired Net2Net in a merger accounted for as a pooling of interests. The combination with Net2Net will affect the future results of the operations reported by us. See Note 1 of Notes to Consolidated Financial Statements.

     We realize revenue from sales of hardware, from the licensing of related software and from maintenance contracts. We generally recognize revenue upon shipment or delivery of the product and passage of title to the customer. For sales agreements that provide for evaluation or customer acceptance, we recognize revenue upon the completion of the evaluation process and acceptance of the product by the customer. Maintenance contracts call for us to provide technical support and software updates to customers. We recognize maintenance revenue, including maintenance revenue that is bundled with product sales, ratably over the lengths of the maintenance contracts, which currently range from one to three years.

     We currently contract with third parties for board assembly and other production processes and we have manufacturing operations that perform final assembly, testing and shipping of our product at our facilities in Rockville, Maryland and Hudson, Massachusetts. We anticipate maintaining a portion of our internal manufacturing function for the foreseeable future at our Rockville, Maryland facility.

     Results of Operations for the Three Months Ended June 30, 1999 Compared with the Three Months Ended June 30, 1998

    REVENUE. We recognized $19.2 million in revenue for the three months ended June 30, 1999, a 60% increase over revenue of $12.0 million for the three months ended June 30, 1998. The increase was due primarily to the continued acceptance of Visual UpTime in the Frame Relay and the Asynchronous Transfer Mode markets, with an increase in sales to providers. Sales to providers accounted for approximately 70% of revenue for the three months ended June 30, 1999 as compared to approximately 64% for the three months ended June 30, 1998.

    GROSS PROFIT. Cost of goods sold consists of subcontracting costs, component parts, direct compensation costs, warranty and other contractual obligations, royalties, license fees and other overhead expenses related to manufacturing operations. Gross profit was $12.5 million for the three months ended June 30, 1999, as compared to $7.6 million for the three months ended June 30, 1998, an increase of $4.9 million. Gross margin was 65.1% of revenue for the three months ended June 30, 1999, as compared to 63.6% of revenue for the three months ended June 30, 1998. The increase in gross margin percentage was due primarily to product cost reductions and to changes in product sales mix. Our future gross margins may be adversely affected by a number of factors, including product mix, the proportion of sales to providers, competitive pricing, manufacturing volumes and an increase in component costs.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists of compensation for research and development staff, depreciation of test and development equipment, certain software development costs and costs of prototype materials. Research and development expense was $3.0 million for the three months ended June 30, 1999 as compared to $2.5 million for the three months ended June 30, 1998, an increase of $0.5 million. The increase in research and development expense was due primarily to increased staffing levels and related support costs, and purchases of materials used in the development of new or enhanced products. Research and development expense was 15.7% and 20.8% of revenue for the three months ended June 30, 1999 and 1998, respectively. We expect that research and development expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during the remainder of 1999 and thereafter. The increase in absolute dollars will support continued development of new or enhanced products and the exploration of new or complementary technologies.

    SALES AND MARKETING EXPENSE. Sales and marketing expense consists of compensation for the sales and marketing staff, commissions, pre-sales support, travel and entertainment, trade shows and other marketing programs. Sales and marketing expense was $3.7 million for the three months ended June 30, 1999, as compared to $3.6 million for the three months ended June 30, 1998, an increase of $0.1 million. The increase in sales and marketing expense was due primarily to continued growth in marketing programs, which offset the effect of the consolidation of Visual's and Net2Net's sales and marketing functions subsequent to the May 15, 1998 merger. Sales and marketing expense was 19.3% and 30.0% of revenue for the three months ended June 30, 1999 and 1998, respectively. We expect that sales and marketing expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during the remainder of 1999 and thereafter. This increase in absolute dollars is expected to be incurred as additional personnel are hired, field offices are opened and promotional expenditures increase to allow us to increase our market penetration and to pursue market opportunities.

    GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists of finance, administration and general management activities. General and administrative expense was $1.3 million for the three months ended June 30, 1999 as compared to $0.9 million for the three months ended June 30, 1998, an increase of $0.4 million. The increase in general and administrative expense was due primarily to increases in professional services and continued growth in corporate facilities and network infrastructure, which offset the effect of the consolidation of Visual's and Net2Net's general and administrative functions subsequent to the May 15, 1998 merger. General and administrative expense was 6.8% and 7.7% of revenue for the three months ended June 30, 1999 and 1998, respectively. We expect that general and administrative expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during the remainder of 1999 and thereafter. The increase in absolute dollars is expected to be required for the expansion of our administrative staff and internal systems to support expanding operations.

    MERGER-RELATED COSTS. In connection with the Net2Net acquisition, we recorded merger-related costs of $7.3 million in the three moths ended June 30, 1998, consisting of transaction costs, integration expenses and restructuring charges. Transaction costs of $4.4 million consisted primarily of fees for investment bankers, attorneys, accountants and other direct costs. Integration expenses of $0.2 million consisted of incremental and non-recurring costs necessary to integrate Net2Net and Visual. The restructuring charge of $2.7 million included severance, outplacement and other costs related primarily to the elimination of certain field offices, the consolidation of our manufacturing, sales, marketing and administrative functions and the discontinuance of certain product development efforts. During the three months ended December 31, 1998, we reversed approximately $2.3 million of the merger-related costs recorded during the three months ended June 30, 1998. The reversal resulted from the payment of lower than estimated costs in connection with the Net2Net transaction and subsequent restructuring and included approximately $0.3 million in transaction costs and approximately $2.0 million in restructuring costs. The lower than estimated restructuring cost resulted from fewer than planned terminations and higher than planned attrition, along with lower than estimated costs associated with exiting certain contractual obligations.

    INTEREST INCOME, NET. Interest income, net, for the three months ended June 30, 1999 was approximately $0.5 million as compared to $0.7 million for the three months ended June 30, 1998. The decrease was due to a decrease in invested cash balances between periods.

    INCOME TAXES. Income taxes for the three months ended June 30, 1999 were $1.6 million, reflecting an effective tax rate of 32%. Income taxes for the three months ended June 30, 1998 represented a benefit to offset the $0.5 million in income tax expense recorded for the three months ended March 31, 1998, prior to our acquisition of Net2Net on May 15, 1998.

    NET INCOME (LOSS). Net income for the three months ended June 30, 1999 was $3.4 million as compared to a net loss of $5.6 million for the three months ended June 30, 1998, an increase of $9.0 million. This increase was due primarily to the effect of merger-related costs on the operating results during the three months ended June 30, 1998 and increases in revenue and gross profit achieved in the three months ended June 30, 1999.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1998

    REVENUE. We recognized $36.0 million in revenue for the six months ended June 30, 1999, a 61% increase over revenue of $22.3 million for the six months ended June 30, 1998. The increase was due primarily to the continued acceptance of Visual UpTime in the Frame Relay and the Asynchronous Transfer Mode markets, with an increase in sales to providers. Sales to providers accounted for approximately 69% of revenue for the six months ended June 30, 1999 as compared to approximately 60% for the six months ended June 30, 1998.

    GROSS PROFIT. Gross profit was $23.5 million for the six months ended June 30, 1999, as compared to $13.4 million for the six months ended June 30, 1998, an increase of $10.1 million. Gross margin was 65.2% of revenue for the six months ended June 30, 1999, as compared to 60.1% of revenue for the six months ended June 30, 1998. The increase in gross margin percentage was due primarily to product cost reductions and to changes in product sales mix. Our future gross margins may be adversely affected by a number of factors, including product mix, the proportion of sales to providers, competitive pricing, manufacturing volumes and an increase in component costs.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $5.9 million for the six months ended June 30, 1999 as compared to $4.9 million for the six months ended June 30, 1998, an increase of $1.0 million. The increase in research and development expense was due primarily to increase staffing levels and related support costs, and purchases of materials used in the development of new or enhanced products. Research and development expense was 16.4% and 22.0% of revenue for the six months ended June 30, 1999 and 1998, respectively. We expect that research and development expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during the remainder of 1999 and thereafter. The increase in absolute dollars will support continued development of new enhanced products and the exploration of new or complementary technologies.

    SALES AND MARKETING EXPENSE. Sales and marketing expense was $7.2 million for the six months ended June 30, 1999, as compared to $7.3 million for the six months ended June 30, 1998, a decrease of $0.1 million. The decrease in sales and marketing expense was due primarily to the consolidation of Visual's and Net2Net's sales and marketing functions subsequent to the May 15, 1998 merger offset by continued growth in marketing programs. Sales and marketing expense was 20.0% and 32.7% of revenue for the six months ended June 30, 1999 and 1998, respectively. We expect that sales and marketing expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during the remainder of 1999 and thereafter. This increase in absolute dollars is expected to be incurred as additional personnel are hired, field offices are opened and promotional expenditures increase to allow us to increase our market penetration and to pursue market opportunities.

    GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense was $2.4 million for the six months ended June 30, 1999 as compared to $2.1 million for the six months ended June 30, 1998, an increase of $0.3 million. The increase in general and administrative expense was due primarily to increases in professional services and continued growth in corporate facilities and network infrastructure, which offset the effect of the consolidation of Visual's and Net2Net's general and administrative functions subsequent to the May 15, 1998 merger. General and administrative expense was 6.7% and 9.5% of revenue for the six months ended June 30, 1999 and 1998, respectively. We expect that general and administrative expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during the remainder of 1999 and thereafter. The increase in absolute dollars is expected to be required for the expansion of our administrative staff and internal systems to support expanding operations.

    MERGER-RELATED COSTS. In connection with the Net2Net acquisition, we recorded merger-related costs of $7.3 million in the six months ended June 30, 1998, consisting of transaction costs, integration expenses and restructuring charges. Transaction costs of $4.4 million consisted primarily of fees for investment bankers, attorneys, accountants and other direct costs. Integration expenses of $0.2 million consisted of incremental and non-recurring costs necessary to integrate Net2Net and Visual. The restructuring charge of $2.7 million included severance, outplacement and other costs relating primarily to the elimination of certain field offices, the consolidation of our manufacturing, sales, marketing and administrative functions and the discontinuance of certain product development efforts. During the three months ended December 31, 1998, we reversed approximately $2.3 million of the merger-related costs recorded during the six months ended June 30, 1998. The reversal resulted from the payment of lower than estimated costs in connection with the Net2Net transaction and subsequent restructuring and included approximately $0.3 million in transaction costs and approximately $2.0 million in restructuring costs. The lower than estimated restructuring cost resulted from fewer than planned terminations and higher than planned attrition, along with lower than estimated costs associated with exiting certain contractual obligations.

    INTEREST INCOME, NET. Interest income, net, for the six months ended June 30, 1999 and 1998, respectively, was approximately $1.1 million.

    INCOME TAXES.   Income taxes for the six months ended June 30, 1999 were
$2.9 million, reflecting an effective tax rate of 32%.

    NET INCOME (LOSS). Net income for the six months ended June 30, 1999 was $6.2 million as compared to a net loss of $7.2 million for the six months ended June 30, 1998, an increase of $13.4 million. This increase was due primarily to the effect of merger-related costs on the operating results during the six months ended June 30, 1998 and increases in revenue and gross profit achieved in the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1999, our combined balance of cash and cash equivalents was $46.9 million as compared to $50.5 million as of December 31, 1998, a decrease of $3.6 million. This decrease is primarily attributable to $3.0 million in capital expenditures.

    We require substantial working capital to fund our business, particularly to finance inventories, accounts receivable, research and development activities and capital expenditures. We currently have commitments for capital expenditures for the remainder of 1999 that are not expected to exceed $3.0 million. Our future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing and extent of spending to support continued expansion of internal systems and networks, the timing of introductions of new products and enhancements to existing products and market acceptance of our products.

    In addition to our cash and cash equivalents, our other principal source of liquidity is our bank credit facility. The credit facility includes a revolving line of credit providing for borrowings up to the lesser of $7.0 million or 85% of eligible accounts receivable (as defined in the credit facility) and a $1.0 million capital equipment line. The agreement contains restrictive financial covenants, including, but not limited to, restrictions related to liquidity, profitability and net worth, as well as restrictions related to acquisitions, dispositions of assets, distributions and investments. As of June 30, 1999, there were no borrowings outstanding under the bank credit facility. We believe that our current cash position combined with the $7.0 million line of credit facility are sufficient to meet our capital expenditures and working capital requirements for the next 18 to 24 months. We may consider from time to time various alternatives and may seek to raise additional capital through equity or debt financing or to enter into strategic agreements. There can be no assurance, however, that any of such financing alternatives will be available on terms acceptable to us, if at all.

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

    We have instituted a company-wide project for addressing the Year 2000 issue (the "Project"). The Project is divided into four major sections -Product Compliance, Oracle Implementation and System Infrastructure Upgrades, Vendor Compliance and Customer Assessment. Each of these sections is discussed separately below. We have engaged third party consultants to assist in program management of the Project and in testing of critical business systems. The Project is on schedule for completion by early in the fourth quarter of 1999.

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

    We do not guarantee and specifically disclaim any liability for the Year 2000 compliance of operating systems, hardware, software or other products we did not develop.

    ORACLE IMPLEMENTATION & SYSTEM INFRASTRUCTURE UPGRADES

    Early in 1998, in order to improve access to business information through scaleable, integrated computing systems across the Company, we began a business systems replacement project. The new Oracle Enterprise Resources Planning
(ERP) application software system has replaced the core legacy systems, and is expected to make approximately 75 percent of our systems Year 2000 compliant. The implementation of the ERP software was completed in the first quarter of 1999.

    Following replacement of the core legacy systems with ERP software, we will seek to achieve Year 2000 compliance for other application software, computer hardware, network equipment and miscellaneous components of our internal business systems. We anticipate that this effort will be less significant compared to the replacement of core applications with ERP software.

    We intend to achieve Year 2000 compliance for our remaining internal systems as soon as possible after the ERP implementation. The limited number of our personal computers and application systems is anticipated to facilitate rapid progress toward full Year 2000 compliance after ERP is completely implemented.

    We intend to continue to work to achieve Year 2000 compliance for our systems using a methodology that incorporates several steps. We completed the following steps during the 3 months ended June 30, 1999:

    - Update the inventory of computer hardware, software and miscellaneous network components,

    -    Evaluate application development environment compliance,

    -    Conduct overall assessment of systems infrastructure compliance, and

    -    Complete business risk analysis.

    The following steps are currently in progress:

    - Take remedial actions (upgrade, repair, replace, retire or retain), and

    - Develop appropriate contingency plans, and develop and implement regimes to test Year 2000 compliance for mission-critical systems.

    We currently anticipate completing this process early in the fourth quarter of 1999 in order to avoid Year 2000 impact on remaining core legacy systems.

    VENDOR COMPLIANCE

This section includes the process of identifying and prioritizing critical suppliers at the direct interface level and communicating with them about their plans and progress in addressing the Year 2000 problem. This process will include not only component part suppliers for our products, but also providers of insurance, financial and other services.

    Our vendor compliance program includes several steps. We completed the following steps during the 3 months ended June 30, 1999:

    -    Catalog and classify all vendors, and

    -    On-site review and testing of out-sourced services or systems.

    The following steps are currently in progress:

    -    Review responses from vendors to determine the level of compliance,

    -    Determine the timing, method and cost of vendor solutions,

    -    Assess vendor Year 2000 compliance and business risks, and

    -    Develop remedial actions or contingency plans, as necessary.

    Achievement of vendor Year 2000 compliance is anticipated to be an on-going effort during 1999. The current target to achieve compliance or complete contingency plans is early in the fourth quarter of 1999.

    CUSTOMER ASSESSMENT

    We are developing a program to assess the impact that Year 2000 issues may have upon our customers and their purchasing decisions. We expect to complete customer assessment by the end of the third quarter 1999.

    COSTS

    The estimated total cost of the Year 2000 compliance project, exclusive of the ERP implementation, is approximately $300,000, of which approximately $200,000 had been spent as of June 30, 1999. These costs are expected to be incurred throughout 1999. These costs will be incurred primarily for the use of outside consultants, setting up Year 2000 testing environments and the replacement of existing software and hardware.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

    The market for our products is growing rapidly and our business environment is characterized by rapid technological changes, changes in customer requirements and new emerging market segments. Consequently, to compete effectively, we must make frequent new product introductions and enhancements and deploy sales and marketing resources to take advantage of new business opportunities. Our operations are also subject to certain other risks and uncertainties including, among other things, the effectiveness of actual and potential competition, the success of our relationships with our current strategic partners, the continued development of reseller relationships with new service providers, and the risks associated with acquisitions and international expansion. Failure to meet any of these challenges could adversely affect future operating results.

    Although a significant majority of our sales to date have been made to customers in the United States and Canada, we intend to increase our sales efforts in international markets. We plan to sell our products to international customers at prices denominated in U.S. dollars. However, if we experience material levels of sales at prices not denominated in U.S. dollars, we intend to adopt a strategy to hedge against currency fluctuations.

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

    The foregoing discussion contains forward-looking information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those sections. Our future results may be impacted by various important factors including, but not limited to, our ability to implement our provider deployment model, our lengthy sales cycle, dependence on our major customers, risks associated with rapid technological change and the emerging services market, potential fluctuations in quarterly results, our dependence on sole and limited source suppliers and fluctuations in component pricing and our dependence on key employees and other risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 1998.

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

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         (a) The Company held its annual meeting of Stockholders on May 26, 1999 (the "Annual Meeting").

         (b) At the Annual Meeting of Stockholders, two (2) members of the Company's Board of Directors, Marc F. Benson and Theodore R. Joseph (the "Nominees") were elected to serve until the 2002 Annual Meeting of Stockholders, or until their respective successors are elected and duly qualified.

         (c) The following matters were voted upon at the Annual Meeting:

             (i) Both Nominees were elected as directors to serve until the 2002 Annual Meeting of Stockholders, or until their respective successors are elected and duly qualified, with 99.9% of the shares of Common Stock present and voting at the meeting voting for both Mr. Benson and Mr. Joseph (Votes for Mr. Benson: 13,921,703; votes against Mr. Benson or withheld:
    11,313. Votes for Mr. Joseph: 13,928,716; votes against Mr. Joseph or withheld: 4,300.).

             (ii) The Visual Networks, Inc. 1999 Employee Stock Purchase Plan was approved by 98.5% of the shares of Common Stock present and voting at the meeting (Votes for: 13,720,465; votes against or withheld: 212,551).

             (iii) The Company's Amended and Restated Certificate of Incorporation was approved by 67.5% of the issued and outstanding shares of Common Stock (Votes for: 13,741,016; votes against or withheld: 192,000)

             (iv) The appointment of Arthur Andersen LLP as the Company's independent auditors was ratified by 99.9% of the shares present and voting at the meeting (Votes for: 13,931,116; votes against or withheld:
    1,900).

ITEM 5. OTHER INFORMATION

    None

ITEM 6 (a)  EXHIBITS

                       EXHIBIT
                       NUMBER                                 EXHIBIT DESCRIPTION
                     -----------                            -----------------------
                        3.1!       Amended and Restated Certificate of Incorporation of the Registrant.
                        3.2*       Restated By-Laws of the Registrant.
                       10.1*       1994 Stock Option Plan.
                       10.2*       1997 Omnibus Stock Plan.
                       10.3*       Amended and Restated 1997 Directors' Stock Option Plan.
                       10.4*       Third Amended and Restated Stockholders and Registration Rights
                                   Agreement, dated as of September 19, 1996, by and among the Company and certain stockholders.
                       10.5*+      Reseller/Integration Agreement, dated August 29, 1997, by and Between the Company and MCI Telecommunication Corporation.
                       10.5.1#++   Second Amendment, dated November 4,1998, to the
                                   Reseller/Integration Agreement between the Registrant and MC
                                   Telecommunications Corporation (relating to Exhibit 10.5).
                       10.6*+      Master Reseller Agreement, dated as of August 23, 1996, between
                                   Sprint/United Management Company and the Company.
                       10.6.1!     Amendment No.2 To Agreement Between Visual Networks and Sprint/United
                                   Management Company dated as of August 12, 1999 (relating to exhibit 10.6).
                       10.7*+      General Agreement for the Procurement of Equipment, Services and
                                   Supplies and the Licensing of Software, dated as of December 3,
                                   1997, between the Company and AT&T Corp.
                       10.8*       Lease Agreement, dated December 12,1996, by and between the Company and The Equitable Fire Assurance Society of The United States.
                       10.8.1*     Lease Amendment, dated September 2, 1997, by and between the Company and The Equitable Life Assurances Society of The United States
                                   (relating to Exhibit 10.8).
                       10.8.2#     Second Lease Amendment, dated February 8,1999, by and between the
                                   Company and TA/Western, LLC, successor to the Equitable Life
                                   Assurance Society of the United States (relating to Exhibit 10.8).
                       10.9*       Omitted.
                       10.10*      Employment Agreement dated December 15, 1994, by and between the
                                   Company and Scott E. Stouffer, as amended.
                       10.11*      Employment Agreement dated December 15, 1994, by and between the
                                   Company and Robert Troutman, as amended.
                       10.12*      Terms of Employment dated June 11, 1997, by and between the Company and Peter J. Minihane, as amended.
                       10.15*      Loan and Security Agreement dated January 8, 1998, by and between
                                   Silicon Valley Bank and the Company.
                       10.15.1*    Revolving Promissory Note issued by the Company as of January 8,
                                   1998, to Silicon Valley Bank.
                       10.15.2@    First Amendment to Loan and Security Agreement dated June 30,1998, by and between Silicon Valley Bank and the Company.
                       10.15.3@    Amended and Restated Revolving Promissory Note issued by the
                                   Company as of June 30, 1998, to Silicon Valley Bank.
                       10.15.4@@   Second Amendment to Loan and Security Agreement dated December
                                   1998, by and between Silicon Valley Bank and the Company..
                       10.15.5@@   Second Amended and Restated Revolving Promissory Note issued
                                   Company on December 28,1998 to Silicon Valley Bank.
                       10.16**     Agreement and Plan of Merger dated April 15, 1998, by and among the
                                   Company, Visual Acquisition, Inc. and Net2Net.
                       10.17***    Net2Net 1994 Stock Plan, assumed by the Company.
                       10.18#      Sublease Agreement, dated January 28, 1999, between Visual Networks
                                   Operations, Inc. and Compus Services Corporation.
                       10.19#      Sublease Agreement, dated January 8, 1999 between Compus Service
                                   Corporation and Visual Networks Operations, Inc.
                       10.20!      1999 Employee Stock Purchase Plan
                       27          Financial Data Schedule.

----------

 !    Filed herewith

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

@@ Incorporated herein by reference to the Company's Registration Statement on Form S-3, No. 333-73229.

 * Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-41517.

** Incorporated herein by reference to Exhibit 2.1 to the Company's Current Form on Form 8-K dated May 19, 1998.

*** Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, No. 333-53153.

 # Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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


                                                                     VISUAL NETWORKS, INC.

                                        BY:                          /s/ SCOTT E. STOUFFER
                                                 ---------------------------------------------------------------
                                                                       Scott E. Stouffer
                                                             Chief Executive Officer and President

                                        BY:                          /s/ PETER J. MINIHANE
                                                 ---------------------------------------------------------------
                                                                       Peter J. Minihane
                                                     Executive Vice President, Chief Financial Officer and
                                                     Treasurer (principal financial and accounting officer)


August 16, 1999