Form 10-Q
period 1999-09-30
VISUAL NETWORKS INC
filed 1999-11-15
CIK 1000495

                       SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-0001

                                ---------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-23699

                                ---------------

                             VISUAL NETWORKS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                         DELAWARE               52-1837515
           (State or other jurisdiction of      (I.R.S. Employer
           incorporation or organization)       Identification No.)

          2092 GAITHER ROAD, ROCKVILLE, MD      20850-4013
               (Address of principal            (Zip Code)
                executive offices)


       Registrant's telephone number, including area code: (301) 296-2300

                                ---------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

    As of November 10, 1999, 24,760,503 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding.

                             VISUAL NETWORKS, INC.

  QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS


                                                                                          PAGE
                                                                                          ----
                     Part I. Financial Information
                       Item 1. Financial Statements:
                                   Consolidated Balance Sheets --
                                   September 30, 1999 and December 31, 1998.............    3
                                   Consolidated Statements of Operations --
                                   Three and nine months ended September 30, 1999
                                   and 1998.............................................    4
                                   Consolidated Statements of Cash Flows --
                                   Nine months ended September 30, 1999 and 1998........    5
                                   Notes to Consolidated Financial Statements...........    6
                       Item 2. Management's Discussion and Analysis of Financial
                                   Condition and Results of Operations..................    9
                       Item 3. Qualitative and Quantitative Disclosure about
                                   Market Risk..........................................   15
                     Part II. Other Information
                                  Items 1 -- 6..........................................   16
                                  Signatures............................................   19

                         PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                             VISUAL NETWORKS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                           1999            1998
                                                       -------------  -------------
                       ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......................  $  54,938        $  51,655
     Short-term investments..........................         --            1,002
     Accounts receivable, net of allowance of $759
      and $493, respectively.........................      8,676            5,948
     Inventory.......................................      7,320            5,086
     Other current assets............................      2,322            1,902
                                                       ---------        ---------
          Total current assets.......................     73,256           65,593
Property and equipment, net..........................      8,375            5,814
Other assets.........................................        149              373
                                                       ---------        ---------
          Total assets...............................  $  81,780        $  71,780
                                                       =========        =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable and accrued expenses...........  $  16,469        $   6,388
     Accrued compensation............................      2,931            2,853
     Customer deposits...............................         --            4,613
     Deferred revenue................................     11,473            7,957
     Bank line of credit.............................        578               --
     Current portion of long-term debt...............        668              636
                                                       ---------         --------
          Total current liabilities..................     32,119           22,447
Long-term debt, net of current portion                       866            1,011
                                                       ---------         --------
          Total liabilities..........................     32,985           23,458
                                                       ---------         --------
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 5,000,000
     shares authorized, no shares issued and
     outstanding.....................................         --               --
     Common stock, $.01 par value, 50,000,000 shares
     authorized, 24,662,415 and 24,190,219 shares
     issued and outstanding as of September 30, 1999
     and December 31, 1998, respectively.............        247              242
     Deferred compensation...........................       (809)            (739)
     Notes receivable from shareholders..............       (147)            (147)
     Additional paid-in capital......................     85,761           83,977
     Accumulated deficit.............................    (36,257)         (35,011)
                                                       ---------        ---------
          Total stockholders' equity.................     48,795           48,322
                                                       ---------        ---------
          Total liabilities and stockholders' equity.  $  81,780        $  71,780
                                                       =========        =========

                     See accompanying notes to consolidated
                             financial statements.

                             VISUAL NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                       -----------------------------  -----------------------------
                                            1999           1998            1999           1998
                                       -------------   -------------  -------------   -------------
Revenue..............................   $     24,522   $     14,890    $     64,320   $     39,312
Cost of revenue......................          8,226          5,343          22,204         14,827
                                        ------------   ------------    ------------   ------------
     Gross profit....................         16,296          9,547          42,116         24,485
                                        ------------   ------------    ------------   ------------
Operating expenses:
     Research and development........          4,266          3,557          12,083         10,136
     Sales and marketing.............          6,458          4,919          17,925         14,761
     General and administrative......          2,018          1,419           5,623          4,051
     Merger-related costs............          6,776             --           6,776          7,347
                                        ------------   ------------    ------------   ------------
          Total operating expenses...         19,518          9,895          42,407         36,295
                                        ------------   ------------    ------------   ------------
Loss from operations.................         (3,222)          (348)           (291)       (11,810)
Interest income, net.................            568            656           1,647          1,787
                                        ------------   ------------    ------------   ------------
Income (loss) before income taxes....         (2,654)           308           1,356        (10,023)
Income taxes.........................         (1,319)            --          (2,602)            --
                                        -------------  ------------    ------------   ------------
Net income (loss)....................         (3,973)           308          (1,246)       (10,023)
Dividends and accretion on preferred
  stock..............................             --             --              --           (171)
                                        ------------   ------------    ------------   ------------
Net income (loss) attributable to
  common stockholders................   $     (3,973)  $        308    $     (1,246)  $    (10,194)
                                        =============  ============    ============   ============
Basic income (loss) per share........   $      (0.16)  $       0.01    $      (0.05)  $      (0.48)
                                        =============  ============    ============   ============
Diluted income (loss) per share......   $      (0.16)  $       0.01    $      (0.05)  $      (0.48)
                                        =============  ============    ============   ============
Pro forma diluted loss per share.....                                                 $      (0.44)
                                                                                      ============
Basic weighted average shares
  outstanding........................         24,611         23,815          24,456         21,169
                                        ============   ============    ============   ============
Diluted weighted average shares
  outstanding........................         24,611         26,096          24,456         21,169
                                        ============   ============    ============   ============
Pro forma diluted weighted average
  shares outstanding.................                                                       22,801
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

                             VISUAL NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                     FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30,
                                                     -------------------
                                                       1999       1998
                                                     -------------------
Cash flows from operating activities:
     Net loss......................................  $ (1,246)  $(10,023)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
          Depreciation and amortization............     2,903      1,296
     Changes in assets and liabilities:
          Accounts receivable......................    (2,728)      (974)
          Inventory................................    (2,234)    (1,330)
          Other assets.............................      (420)    (1,260)
          Accounts payable and accrued expenses....    10,081      3,771
          Customer deposits........................    (4,613)       (51)
          Accrued compensation.....................        78        691
          Deferred revenue.........................     3,516        899
                                                     --------   --------

               Net cash provided by (used in)
                  operating activities.............     5,337     (6,981)
                                                     --------   --------
Cash flows from investing activities:
          Net (purchases) sales/maturities of
             short-term Investments................     1,002         --
          Proceeds from sale-lease back
              transactions.........................       750         --
          Expenditures for property and equipment..    (4,402)    (3,789)
                                                      --------   --------
               Net cash used in investing
                  activities.......................    (2,650)    (3,789)
                                                      --------   --------
Cash flows from financing activities:
          Exercise of stock options................     1,484        419
          Proceeds from issuance of common stock,
            net of issuance costs..................        --     51,884
          Payment of Series A dividends............        --        (30)
          Net borrowings (repayments) under
            credit agreements......................      (480)       253
          Principal payments on capital lease
            obligations............................      (408)      (256)
                                                     --------   ---------
                Net cash provided by financing
                   activities......................       596     52,270
                                                     --------   --------
Net increase in cash and cash equivalents..........     3,283     41,500
Cash and cash equivalents, beginning of period.....    51,655      9,601
                                                     --------   --------
Cash and cash equivalents, end of period...........  $ 54,938   $ 51,101
                                                     ========   ========
Supplemental cash flow information:
     Cash paid for interest........................  $    189   $    194
                      Cash paid for income taxes...  $     --   $    513

                     See accompanying notes to consolidated
                             financial statements.

                             VISUAL NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         We design, manufacture and sell service management systems for corporate networks based on the internet protocol ("IP") and the Internet. Our operations are subject to certain risks and uncertainties, including among others, successful implementation of our sales and distribution model, dependence on significant customers, rapidly changing technology, current and potential competitors with greater financial, technological, production, and marketing resources, dependence on sole and limited source suppliers, dependence on key management personnel, limited protection of intellectual property and proprietary rights, integration of acquisitions, uncertainty of future profitability and possible fluctuations in financial results.

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

         These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, included in the Company's Registration Statement No. 333-90105 on Form S-3 and the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring which are necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999.

         On May 15, 1998, Visual acquired Net2Net Corporation ("Net2Net") in a merger transaction accounted for as a pooling of interests. Net2Net was engaged in developing, manufacturing and marketing Asynchronous Transfer Mode ("ATM") wide-area-network management and analysis systems.

         On September 30, 1999, Visual acquired Inverse Network Technology ("Inverse") in a merger transaction accounted for as a pooling of interests. Inverse is a provider of service level management software solutions and Internet measurement services. Visual issued 4,096,429 shares of its common stock in exchange for all of the outstanding preferred and common stock of Inverse. In addition, outstanding stock options and warrants were converted into options and warrants to purchase 425,088 shares of Visual common stock.

         The accompanying consolidated financial statements have been retroactively restated to reflect the combined financial position and combined results of operations and cash flows for all periods presented, giving effect to the acquisitions of Net2Net and Inverse as if they had occurred at the beginning of the earliest period presented (hereafter, Visual, Net2Net and Inverse are collectively referred to as the "Company").

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         The Company considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company's cash equivalents consist primarily of investments in money market funds that invest in U.S. Treasury obligations, repurchase agreements collateralized by U.S. Treasury securities, and high quality corporate obligations. All other highly liquid investments are classified as short-term investments and consist of U.S. corporate bonds with maturities in excess of three months. The Company classifies its investments as available-for-sale securities, and reports them at fair value with unrealized gains and losses included in a separate component of stockholders' equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of current assets and current liabilities approximate fair value because of the relatively short maturities of these instruments. The fair value of the Company's long-term debt is estimated using a discounted cash flow analysis based on the Company's borrowing cost for similar credit facilities. The Company estimates that as of September 30, 1999, the fair value of its long-term debt does not differ materially from its carrying value.

REVENUE RECOGNITION

         The Company's service management products and services include hardware, software, benchmark services and technical support. The Company generally recognizes revenue from the sale or license of its products upon delivery and passage of title to the customer. Where agreements provide for evaluation or customer acceptance, the Company recognizes revenue upon the completion of the evaluation process and acceptance of the product by the customer. Maintenance contracts require the Company to provide technical support and software updates to customers. The Company recognizes product support and maintenance revenue, including maintenance revenue that is bundled with product sales, ratably over the term of the contract period, which generally ranges from one to three years. Revenues from services are recognized when the services are performed. Subscription fees for the Company's benchmark reports are deferred and recognized upon delivery of the reports.

CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and accounts receivable. The Company sells its products to large telecommunications and Internet service providers and subscribers primarily in the United States. Three customers individually represented 27%, 14% and 12% of revenue for the nine months ended
September 30, 1998, respectively. Three customers individually represented 27%, 23% and 10% of revenue for the nine months ended September 30, 1999, respectively.

INVENTORY

         Inventory is stated at the lower of cost or market. Inventory consists of the following (unaudited, in thousands):

                                                  September 30,   December 31,
                                                      1999           1998
                                                  ------------   ------------
                       Raw materials..............  $ 2,819        $   821
                       Work-in-progress...........    1,148          1,228
                       Finished goods.............    3,353          3,037
                                                     ------        -------
                                                     $7,320        $ 5,086
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

         Options and warrants to purchase common stock that were outstanding at September 30, 1998 were not included in the computation of diluted loss per share for the nine months ended September 30, 1998 as their effect would be anti-dilutive. Options and warrants to purchase common stock that were outstanding at September 30, 1999 were not included in the computation of diluted loss per share for the three and nine months ended September 30, 1999 as their effect would be anti-dilutive. The effect of the conversion of preferred stock into 10,605,735 shares of common stock is included in the computation of basic loss per share from the date of conversion on February 11, 1998. The effect of preferred stock convertible into 10,605,735 shares of common stock for the period January 1, 1998 through February 10, 1998 was not included in the computation of diluted loss per share for the nine months ended September 30, 1998 as such effect would have been anti-dilutive. Pro forma diluted weighted average shares outstanding for the nine months ended September 30, 1998 assumes the conversion of all of the Company's outstanding convertible preferred stock into common stock.

         The following details the computation of the income (loss) per share (unaudited, in thousands, except per share data):


                                                            FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                            --------------------------      -------------------------
                                                               1999           1998            1999           1998
                                                            -----------    -----------     -----------    -----------
               ADJUSTMENTS TO NET INCOME (LOSS):
                    Net income (loss)...................   $     (3,973)  $        308    $     (1,246)  $    (10,023)
                    Preferred dividends and accretion...             --             --              --           (171)
                                                           ------------   ------------    ------------   ------------
                         Net income (loss) attributable
                           to common stockholders.......   $     (3,973)  $        308    $     (1,246)  $    (10,194)
                                                           ============   ============    ============   ============
               WEIGHTED AVERAGE SHARE CALCULATION:
                    Basic weighted average shares
                      outstanding:
                         Average number of shares of
                         common stock outstanding during
                         the period.....................         24,611         23,815          24,456         21,169
                    Diluted weighted average shares
                      outstanding:
                         Treasury stock effect of
                            options and warrants........             --          2,281              --             --
                                                           ------------   ------------    ------------   ------------
                    Diluted weighted average shares
                      outstanding.......................         24,611         26,096          24,456         21,169
                    Pro forma diluted weighted average
                    shares outstanding:
                         Conversion of preferred stock..             --             --              --          1,632
                                                            -----------    -----------     -----------   ------------
                         Pro forma diluted weighted
                           average shares outstanding...         24,611         26,096          24,456         22,801
                                                           ============   ============    ============   ============
               INCOME (LOSS) PER COMMON SHARE:
                    Basic income (loss) per share.......   $      (0.16)   $      0.01    $      (0.05)  $      (0.48)
                                                           ============   ============    ============   ============
                    Diluted income (loss) per share.....   $      (0.16)   $      0.01    $      (0.05)  $      (0.48)
                                                           ============   ============    ============   ============
                    Pro forma diluted loss per share....                                                 $      (0.44)
                                                                                                         ============

(2) CREDIT AGREEMENTS

         Effective April 5, 1999, the Company renewed its bank credit agreement for an additional term of one year. The agreement provides for borrowings up to the lesser of $7.0 million or 85% of eligible accounts receivable (the "Revolving Line") as well as a

$1.0 million capital equipment line. Borrowings under the Revolving Line bear interest at the prime rate. Borrowings under the capital equipment line will be payable over a three-year period. The agreement also contains restrictive covenants, including, but not limited to, restrictions related to liquidity, profitability and net worth, as well as restrictions related to acquisitions, disposition of assets, distributions and investments. As of September 30, 1999, the Company had no borrowings outstanding under the credit agreement.

         In June 1999, Inverse entered into an accounts receivable purchase agreement ("Accounts Receivable Agreement") with a bank. The Accounts Receivable Agreement, as amended, allows for the sale of Inverse accounts receivable of up to $2.5 million to the bank, subject to certain limitations. The Accounts Receivable Agreement matures on June 25, 2000, and outstanding balances bear interest at the bank's prime rate plus 4%. The Accounts Receivable Agreement also provides for certain other administrative and facility fees. Outstanding balances and other obligations under the Accounts Receivable Agreement are secured by substantially all of Inverse's assets. As of September 30, 1999, outstanding balances under the Accounts Receivable Agreement totaled $0.6 million.

(3) NEW ACCOUNTING PRONOUNCEMENTS

         The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." Under SFAS No. 130, the Company is required to display comprehensive income (loss) and its components as part of the financial statements. Comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Specifically, SFAS No. 130 requires unrealized holding gains and losses on available-for-sale securities, to be included in accumulated and other comprehensive income (loss). The Company has no material components of other comprehensive income (loss) and, accordingly, the comprehensive income (loss) is the same as net loss for all periods presented.

         The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The adoption of SFAS No. 131 did not have a significant effect on the disclosure of segment information as management concluded that operations occur primarily in one segment only.

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

(5) MERGER-RELATED COSTS

         In connection with the Net2Net acquisition, the Company recorded merger-related costs for transaction costs, integration expenses and restructuring charges of approximately $7.3 million in the three months ended June 30, 1998. In the three months ended December 31, 1998, the Company reversed approximately $2.3 million of the aforementioned merger-related costs as a result of the payment of lower than estimated transaction and restructuring costs in connection with the Net2Net transaction.

         In connection with the Inverse acquisition, the Company recorded merger-related costs of approximately $6.8 million. Transaction costs totaled approximately $6.4 million and consisted primarily of fees for investment bankers, attorneys, accountants and other direct transaction costs. The remaining $0.4 million in non-recurring costs consisted primarily of the write-off of certain assets as a result of the merger and the accrual of certain employee benefits to conform the policies of Inverse with those of the Company.

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

         On May 15, 1998, we acquired Net2Net in a merger accounted for as a pooling of interests. The combination with Net2Net will affect the future results of the operations reported by us. See Notes 1 and 5 of Notes to Consolidated Financial Statements.

         On September 30, 1999, we acquired Inverse in a merger accounted for as a pooling of interests. The combination with Inverse will affect the future results of the operations reported by us. See Notes 1 and 5 of Notes to Consolidated Financial Statements.

         We recognize revenue from the sale of service management products and services including hardware, software, benchmark services and technical support. We generally recognize revenue upon shipment or delivery of the product and passage of title to the customer. For sales agreements that provide for evaluation or customer acceptance, we recognize revenue upon the completion of the evaluation process and acceptance of the product by the customer. Maintenance contracts call for us to provide technical support and software updates to customers. We recognize maintenance revenue, including maintenance revenue that is bundled with product sales, ratably over the lengths of the maintenance contracts, which currently range from one to three years. We recognize revenue from services when the services are performed. Subscription fees for our benchmark reports are deferred and recognized upon delivery of the reports.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUE. We recognized $24.5 million in revenue for the three months ended September 30, 1999, a 64.7% increase over revenue of $14.9 million for the three months ended September 30, 1998. The increase was primarily due to the continued acceptance of our Visual Uptime, Visual IP Insight and Visual Internet Benchmark products with an increase in sales to service providers, particularly AT&T and Sprint. Sales to service providers accounted for approximately 73% of revenue for the three months ended September 30, 1999 as compared to approximately 67% for the three months ended September 30, 1998.

         GROSS PROFIT. Cost of revenue consists of subcontracting costs, component parts, direct compensation costs, communication costs, warranty and other contractual obligations, royalties, license fees and other overhead expenses related to our manufacturing operations and to supporting our software products and benchmark services. Gross profit was $16.3 million for the three months ended September 30, 1999, as compared to $9.5 million for the three months ended September 30, 1998, an increase of $6.8 million. Gross margin was 66.5% of revenue for the three months ended September 30, 1999, as compared to 64.1% of revenue for the three months ended September 30, 1998. The increase in gross margin percentage was due primarily to changes in product sales mix. Our future gross margins may be adversely affected by a number of factors, including product mix, the proportion of sales to providers, competitive pricing, manufacturing volumes and an increase in component costs.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists of compensation for research and development staff, depreciation of test and development equipment, certain software development costs and costs of prototype materials. Research and development expense was $4.3 million for the three months ended September 30, 1999 as compared to $3.6 million for the three months ended September 30, 1998, an increase of $0.7 million. The increase in research and development expense was due primarily to increased staffing levels and related support costs, and purchases of materials and services used in the development of new or enhanced products. Research and development expense was 17.4% and 23.9% of revenue for the three months ended September 30, 1999 and 1998, respectively. We expect that research and development expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during the remainder of 1999 and thereafter. The increase in absolute dollars will support continued development of new or enhanced products and the exploration of new or complementary technologies.

         SALES AND MARKETING EXPENSE. Sales and marketing expense consists of compensation for the sales and marketing staff, commissions, pre-sales support, travel and entertainment, trade shows and other marketing programs. Sales and marketing expense was $6.5 million for the three months ended September 30, 1999, as compared to $4.9 million for the three months ended September 30, 1998, an increase of $1.6 million. The increase in sales and marketing expense was due primarily to continued growth in staffing, commissions, and marketing programs. Sales and marketing expense was 26.3% and 33.0% of revenue for the three months ended September 30, 1999 and 1998, respectively. We expect that sales and marketing expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during the remainder of 1999 and thereafter. This increase in absolute dollars is expected to be incurred as additional personnel are hired, field offices are opened and promotional expenditures increase to allow us to increase our market penetration and to pursue market opportunities.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists of finance, administration and general management activities. General and administrative expense was $2.0 million for the three months ended September 30, 1999 as compared to $1.4 million for the three months ended September 30, 1998, an increase of $0.6 million. The increase in general and administrative expense was due primarily to increases in staffing, professional services and continued growth in corporate facilities and network infrastructure. General and administrative expense was 8.2% and 9.5% of revenue for the three months ended September 30, 1999 and 1998, respectively. We expect that general and administrative expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during the remainder of 1999 and thereafter. The increase in absolute dollars is expected to be required for the expansion of our administrative staff and internal systems to support expanding operations.

         MERGER-RELATED COSTS. In connection with the Inverse acquisition, the Company recorded merger-related costs of approximately $6.8 million. Transaction costs totaled approximately $6.4 million and consisted primarily of fees for investment bankers, attorneys, accountants and other direct transaction costs. The remaining $0.4 million in non-recurring costs consisted primarily of the write-off of certain assets as a result of the merger and the accrual of certain employee benefits to conform the policies of Inverse with those of the Company.

         INTEREST INCOME, NET. Interest income, net, for the three months ended September 30, 1999 was approximately $0.6 million as compared to $0.7 million for the three months ended September 30, 1998. The decrease was primarily due to increased interest expense related to capital leases and other borrowings.

         INCOME TAXES. Income taxes for the three months ended September 30, 1999 were $1.3 million. This income tax provision reflects the effect of non-deductible merger-related costs incurred in the three months ended September 30, 1999. Excluding the merger-related costs, the Company's effective tax rate was approximately 32%.

         NET INCOME (LOSS). Net loss for the three months ended September 30, 1999 was $4.0 million as compared to net income of $0.3 million for the three months ended September 30, 1998, a decrease of $4.3 million. This decrease was due primarily to the effect of merger-related costs and increases in operating expenses during the three months ended September 30, 1999, offset by increases in revenue and gross profit achieved in the three months ended September 30, 1999.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUE. We recognized $64.3 million in revenue for the nine months ended September 30, 1999, a 63.6% increase over revenue of $39.3 million for the nine months ended September 30, 1998. The increase was primarily due to the continued acceptance of our Visual Uptime, Visual IP Insight and Visual Internet Benchmark products with an increase in sales to service providers, particularly AT&T and Sprint. Sales to service providers accounted for approximately 71% of revenue for the nine months ended September 30, 1999 as compared to approximately 63% for the nine months ended September 30, 1998.

         GROSS PROFIT. Gross profit was $42.1 million for the nine months ended September 30, 1999, as compared to $24.5 million for the nine months ended September 30, 1998, an increase of $17.6 million. Gross margin was 65.5% of revenue for the nine months ended September 30, 1999, as compared to 62.3% of revenue for the nine months ended September 30, 1998. The increase in gross margin percentage was due primarily to changes in product sales mix. Our future gross margins may be adversely affected by a number of factors, including product mix, the proportion of sales to providers, competitive pricing, manufacturing volumes and an increase in component costs.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $12.1 million for the nine months ended

September 30, 1999 as compared to $10.1 million for the nine months ended September 30, 1998, an increase of $2.0 million. The increase in research and development expense was due primarily to increased staffing levels and related support costs, and purchases of materials and services used in the development of new or enhanced products. Research and development expense was 18.8% and 25.8% of revenue for the nine months ended September 30, 1999 and 1998, respectively. We expect that research and development expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during the remainder of 1999 and thereafter. The increase in absolute dollars will support continued development of new or enhanced products and the exploration of new or complementary technologies.

         SALES AND MARKETING EXPENSE. Sales and marketing expense was $17.9 million for the nine months ended September 30, 1999, as compared to $14.8 million for the nine months ended September 30, 1998, an increase of $3.1 million. The increase in sales and marketing expense was due primarily to continued growth in staffing, commissions, and marketing programs, which offset the effect of the consolidation of Visual's and Net2Net's sales and marketing functions subsequent to the May 15, 1998 merger. Sales and marketing expense was 27.9% and 37.5% of revenue for the nine months ended September 30, 1999 and 1998, respectively. We expect that sales and marketing expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during the remainder of 1999 and thereafter. This increase in absolute dollars is expected to be incurred as additional personnel are hired, field offices are opened and promotional expenditures increase to allow us to increase our market penetration and to pursue market opportunities.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense was $5.6 million for the nine months ended September 30, 1999 as compared to $4.1 million for the nine months ended September 30, 1998, an increase of $1.5 million. The increase in general and administrative expense was due primarily to increases in staffing, professional services and continued growth in corporate facilities and network infrastructure, which offset the effect of the consolidation of Visual's and Net2Net's administrative functions subsequent to the May 15, 1998 merger. General and administrative expense was 8.7% and 10.3% of revenue for the nine months ended September 30, 1999 and 1998, respectively. We expect that general and administrative expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during the remainder of 1999 and thereafter. The increase in absolute dollars is expected to be required for the expansion of our administrative staff and internal systems to support expanding operations.

         MERGER-RELATED COSTS. In connection with the Inverse acquisition, the Company recorded merger-related costs of approximately $6.8 million. Transaction costs totaled approximately $6.4 million and consisted primarily of fees for investment bankers, attorneys, accountants and other direct transaction costs. The remaining $0.4 million in non-recurring costs consisted primarily of the write-off of certain assets as a result of the merger and the accrual of certain employee benefits to conform the policies of Inverse with those of the Company. In connection with the Net2Net acquisition on May 15, 1998, we recorded merger-related costs of $7.3 million consisting of transaction costs, integration expenses and restructuring charges. Transaction costs of $4.4 million consisted primarily of fees for investment bankers, attorneys, accountants and other direct costs. Integration costs of $0.2 million consisted of incremental and non-recurring costs necessary to integrate Net2Net and Visual. The restructuring charge of $2.7 million included severance, outplacement, and other costs relating primarily to the elimination of certain field offices, the consolidation of our manufacturing, sales, marketing and administrative functions and the discontinuance of certain product development efforts. During the three months ended December 31, 1998, we reversed approximately $2.3 million of the merger-related costs recorded during the three months ended June 30, 1998. The reversal resulted from the payment of lower than estimated costs in connection with the Net2Net transaction and subsequent restructuring and included approximately $0.3 million in transaction costs and approximately $2.0 million in restructuring costs. The lower than estimated restructuring cost resulted from fewer than planned terminations and higher than planned attrition, along with lower than estimated costs associated with exiting certain contractual obligations.

         INTEREST INCOME, NET. Interest income, net, for the nine months ended September 30, 1999 was approximately $1.6 million as compared to $1.8 million for the nine months ended September 30, 1998. The decrease was primarily due to increased interest expense related to capital leases and other borrowings.

         INCOME TAXES. Income taxes for the nine months ended September 30, 1999 were $2.6 million. This income tax provision reflects the effect of non-deductible merger-related costs incurred in the three months ended September 30, 1999. Excluding the merger-related costs, the Company's effective tax rate was approximately 32%.

         NET LOSS. Net loss for the nine months ended September 30, 1999 was $1.2 million as compared to a net loss of $10.0 million for the nine months ended September 30, 1998, an increase of $8.8 million. This increase was due primarily to increases in revenue and gross profit achieved in the nine months ended September 30, 1999 offset by increases in operating expenses.

OCTOBER FINANCIAL RESULTS

         The Company acquired Inverse on September 30, 1999, and the transaction was accounted for as a pooling of interests. For the month ended October 31, 1999, the Company reported $8.5 million of revenue and net income of $1.1 million, or $0.04 per share on a diluted basis. Basic net income per share was $0.05 for the month ended October 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, our combined balance of cash, cash equivalents and short-term investments was $54.9 million as compared to $52.2 million as of December 31, 1998, an increase of $2.2 million. This increase is primarily attributable to $1.4 million in proceeds from the exercise of stock options and $5.3 million in cash provided from operations offset by capital expenditures of $4.4 million.

         We require substantial working capital to fund our business, particularly to finance inventories, accounts receivable, merger-related costs research and development activities and capital expenditures. We currently have commitments for capital expenditures for the remainder of 1999 that are not expected to exceed $2.5 million. Our future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing and extent of spending to support continued expansion of internal systems and networks, the timing of introductions of new products and enhancements to existing products and market acceptance of our products.

        In addition to our cash, cash equivalents, and short-term investments, our other principal source of liquidity is our bank credit facility. The credit facility includes a revolving line of credit providing for borrowings up to the lesser of $7.0 million or 85% of eligible accounts receivable (as defined in the credit facility) and a $1.0 million capital equipment line. The agreement contains restrictive financial covenants, including, but not limited to, restrictions related to liquidity, profitability and net worth, as well as restrictions related to acquisitions, dispositions of assets, distributions and investments. We also have an Accounts Receivable Agreement that provides for the sale of accounts receivable up to $2.5 million. As of September 30, 1999, there were no borrowings outstanding under the bank credit facility and there were $0.6 million in borrowings under the Accounts Receivable Agreement. We believe that our current cash position combined with our credit facilities are sufficient to meet our capital expenditures and working capital requirements for the next 18 to 24 months. We may consider from time to time various alternatives and may seek to raise additional capital through equity or debt financing or to enter into strategic agreements. There can be no assurance, however, that any of such financing alternatives will be available on terms acceptable to us, if at all.

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

         Due to our recent acquisition of Inverse, we have expanded the Project to include our new business locations. This expansion will extend the Project, which will be completed during the fourth quarter of 1999.

Product Compliance

         We believe that the products currently being shipped by us have already achieved Year 2000 compliance as defined within the requirements established by the U.S. Government detailed in the Federal Acquisition Regulations (FAR) - Section 39 - Final.

         Should a Year 2000 compliance issue arise in the future, we will take whatever steps we deem necessary to address it in accordance with our product warranties. However, we do not guarantee and specifically disclaim any liability for the Year 2000 compliance of operating systems, hardware, software or other third-party products not developed by us. It is the responsibility of any such third parties to test and validate Year 2000 compliance.

         Although all previously shipped products are believed to be compliant, we will not commit to perform tests on non-shipping product versions. Should obsolete products be found non-compliant, we will not update them to make them compliant.

         Visual IP Insight products have been successfully tested to ensure that the system will behave correctly with respect to dates in the year 2000 and in the transition from December 31, 1999 to January 1, 2000. The Visual IP InSight system is dependent on the customer's computer operating system and some third party software. We have tested the interaction of these products with the Visual IP InSight system on certain hardware platforms to assure that it is compliant. Certain hardware platforms and versions of underlying operating system software may have general Year 2000 compliance problems that may impact customers use of the Visual IP InSight product. In this case, customers will need to obtain Year 2000 compliant products from third-party vendors, or use hardware platforms and operating system software recommended by us. Customers are also responsible for verifying that all other products (that is, other software, firmware, and hardware) that customers may choose to use with Visual IP InSight properly handle date information.

Oracle Implementation and System Infrastructure Upgrades

         Early in 1998, in order to improve access to business information through scaleable, integrated computing systems across the company, we began a business systems replacement project. Our Enterprise Resources Planning ("ERP") application software system replaced core legacy systems, making approximately seventy-five (75) percent of our systems Year 2000 compliant. The implementation of the ERP software was substantially completed in the first quarter of 1999.

         We are currently evaluating the Year 2000 compliance of the remaining application software, computer hardware, network equipment and miscellaneous components of our internal business systems. The evaluation of the engineering application development environment has been completed. The overall effort, which is less significant than the replacement of the core systems with the ERP software, will be substantially completed during the fourth quarter of 1999 and may include the upgrade, repair or replacement of certain elements of these systems.

Vendor Compliance

         This section of the Project, which included the process of identifying and prioritizing critical suppliers at the direct interface level and communicating with them about their plans and progress in addressing the Year 2000 problem, is nearly complete. Included were suppliers of parts for our products and providers of mission-critical services. Remaining tasks include the assessment of critical vendors utilized by Inverse and the expansion of our contingency plans to encompass the Inverse business locations. We intend to continually revise and update our contingency plans to reflect our assessment of our current business environment.

Customer Assessment

         Based on the input provided as part of our sales forecasting activities, we have been unable to assess the full impact that Year 2000 issues may have upon our customers and their purchasing decisions over the next six months.

Costs

         The estimated total cost of the Year 2000 compliance project, exclusive of the ERP implementation, is approximately $400,000 of which approximately $300,000 had been spent as of September 30, 1999. These costs are expected to be incurred primarily in 1999 for the use of outside consultants, setting up Year 2000 testing environments and the replacement of existing software and hardware.

Risks

         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect our business, financial condition and results of operations. Moreover, even if we successfully remediate our Year 2000 issues, we can be materially and adversely affected by failures of third parties to remediate their own year 2000 issues. The failure of third parties with which we have financial or operational relationships (such as our customers and vendors) to remediate their computer and non-information technology systems issues in a timely manner could have a material adverse effect on our business, financial condition and results of operations. In addition, we believe that the purchasing patterns of customers and potential customers may be significantly affected by Year 2000 issues. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party customers and vendors, we are unable to determine at this time whether the consequences of year 2000 failures will have a material impact on our business, financial condition and results of operations. Accordingly, we may experience business interruption or shutdown, financial loss, damage to our reputation and legal liability. We believe that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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

         The foregoing discussion contains forward-looking information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those sections. Our future results may be impacted by various important factors including, but not limited to, our ability to implement our provider deployment model, our lengthy sales cycle, dependence on our major customers, risks associated with rapid technological change and the emerging services market, potential fluctuations in quarterly results, our dependence on sole and limited source suppliers and fluctuations in component pricing and our dependence on key employees and other risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 1998 and Registration Statement No. 333-90105 on Form S-3 filed November 1, 1999, as amended.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that may affect future results."

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         On September 30, 1999, Visual acquired Inverse in a merger in which Visual issued 4,110,897 shares of its common stock in exchange for all of the outstanding preferred and common stock and the assumption of warrants of Inverse under a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6  (a) EXHIBITS

                 EXHIBIT
                 NUMBER                                         EXHIBIT DESCRIPTION
                ---------                  --------------------------------------------------------------
                    3.1!                   Amended and Restated Certificate of Incorporation of the
                                           Registrant.
                    3.2*                   Restated by-laws of the Registrant.
                   10.1*                   1994 Stock Option Plan.
                   10.2*                   1997 Omnibus Stock Plan.
                   10.3*                   Amended and Restated 1997 Directors' Stock Option Plan.
                   10.4*                   Third Amended and Restated Stockholders and Registration
                                           Rights Agreement dated as of September 19, 1996, by and among the Company and certain stockholders.
                   10.5*+                  Reseller/Integration Agreement dated August 29, 1997, by and between the Company and MCI Telecommunications Corporation.
                10.5.1#++                  Second Amendment, dated November 4, 1998, to the
                                           Reseller/Integration Agreement between the Registrant and MCI
                                           Telecommunications Corporation (relating to Exhibit 10.5)
                   10.6*+                  Master Reseller Agreement, dated as of August 23, 1996,
                                           between Sprint/United Management Company and the Company.
                  10.6.1!                  Amendment No.2 To Agreement Between Visual Networks and
                                           Sprint/United Management Company dated as of August 12, 1999
                                           (relating to Exhibit 10.6)
                   10.7*+                  General Agreement for the Procurement of Equipment, Services
                                           and Supplies and the Licensing of Software, dated as of
                                           December 31, 1997, between the Company and AT&T Corp.
                    10.8*                  Lease Agreement, dated December 12,1996, by and between the
                                           Company and The Equitable Fire Assurance Society of The
                                           United States.
                  10.8.1*                  Lease Amendment, dated September 2, 1997, by and between the
                                           Company and The Equitable Life Assurances Society of The
                                           United States (relating to Exhibit 10.8).
                  10.8.2#                  Second Lease Amendment, dated February 8,1999, by and between the Company and TA/Western, LLC, successor to the Equitable
                                           Life Assurance Society of the United States (relating to
                                           Exhibit 10.8).
                    10.9*                  Omitted.
                   10.10*                  Employment Agreement dated December 15, 1994, by and between the Company and Scott E. Stouffer, as amended.
                   10.11*                  Employment Agreement dated December 15, 1994, by and between the Company and Robert Troutman, as amended.
                   10.12*                  Terms of Employment dated June 11, 1997, by and between the
                                           Company and Peter J. Minihane, as amended.
                  10.15##                  Loan and Security Agreement dated April 5, 1999, by And
                                           between Silicon Valley Bank and the Company.
                10.15.1##                  Revolving Promissory Note issued by the Company as of April
                                           5, 1999, to Silicon Valley Bank (relating to Exhibit 10.15).

                10.15.2##                  Equipment Term Note No. 1 of 2 issued by Visual as of April
                                           5, 1999, to Silicon Valley Bank (relating to Exhibit 10.15)
                10.15.3##                  Equipment Term Note No. 2 of 2 issued by Visual as of April
                                           5, 1999, to Silicon Valley Bank (relating to Exhibit 10.15)
                  10.16**                  Agreement and Plan of Merger dated April 15, 1998, by and
                                           among the Company, Visual Acquisition, Inc. and Net2Net.
                 10.17***                  Net2Net 1994 Stock Plan
                   10.20!                  1999 Employee Stock Purchase Plan
                 10.21###                  Agreement and Plan of Merger dated September 15, 1999, by and among Visual, Visual Acquisition Two, Inc. and Inverse
                                           Network Technology
                 10.22###                  Inverse Network Technology 1996 Stock Option Plan
                       27                  Financial Data Schedule.

----------


! Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1999.

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

## Incorporated herein by reference to the Company's Registration Statement on Form S-3, No. 333-90105.

### Incorporated herein by reference to the Company's Current Report on Form 8-K dated October 8, 1999.

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

         (b) REPORTS ON FORM 8-K

    The Company filed a Current Report on Form 8-K on September 22, 1999, reporting as an Item 5 Event the execution of a definitive merger agreement with Inverse.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             VISUAL NETWORKS, INC.

                     By:   /s/ SCOTT E. STOUFFER
                        -------------------------------------------------------
                               Scott E. Stouffer
                          Chief Executive Officer and President

                     By:   /s/ PETER J. MINIHANE
                        ------------------------------------------------------
                               Peter J. Minihane
                          Executive Vice President, Chief Financial Officer
                               and Treasurer (principal financial
                                 and accounting officer)

November 15, 1999