Form 10-K
period 1999-12-31
VISUAL NETWORKS INC
filed 2000-03-24
CIK 1000495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

Commission File Number: 000-23699

VISUAL NETWORKS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-1837515 (IRS Employer Identification No.)

2092 Gaither Road, Rockville, Maryland (Address of Principal Executive Office)	20850 (Zip Code)

Registrant’s telephone number, including area code: (301) 296-2300

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class:	on which Registered:

COMMON STOCK, PAR VALUE $0.01 PER SHARE	NASDAQ NATIONAL MARKET

Securities Registered Pursuant to Section 12(g) of the Act:

NONE

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [   ]

      Documents incorporated by reference: Specified portions of the Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2000 Annual Meeting are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 1999.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X].

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 29, 2000 was approximately $1,513,500,000.

      The number of shares outstanding of the Registrant’s common stock, as of March 21, 2000, was 25,036,912 shares of common stock.

VISUAL NETWORKS, INC. FORM 10-K

i

FORWARD-LOOKING STATEMENTS

      IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 2000. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

ii

PART I
Item 1. Business.
Overview
Industry Background
Problems Managing Networks Based on IP and the Internet
The Visual Networks Solution
Visual Networks’ Strategy
Products
Visual’s Selling Strategy and Visual Uptime System Deployment Strategy
Product Development
Customers
Sales, Marketing and Support
Competition
Manufacturing
Patents and Other Intellectual Property Rights
Employees
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market for Our Common Stock and Related Stockholder Matters.
Item 6. Selected Consolidated Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
Item 10. Our Directors and Executive Officers of the Company.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions.
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX

PART I

Item 1.  Business.

Overview

      We design, manufacture and sell service management systems for corporate networks based on the internet protocol (“IP”) and the Internet. Our systems combine purpose-built software agents placed at key demarcation points in the network with centralized software applications for performance monitoring, troubleshooting and network capacity planning. Visual UpTime, Visual IP Insight and Visual Internet Benchmark provide instrumentation for network performance measurement and analysis that allows service providers to achieve the service levels required by their customers and to lower operating costs associated with IP networks and the Internet. The availability of performance monitoring and troubleshooting instrumentation also allows subscribers to verify service levels being supplied by their service provider and monitor traffic traversing networks, a requirement for many subscribers wishing to use public services to carry mission-critical data traffic. We believe that our systems are deployed in configurations managing up to 4,500 circuits and 1,500,000 desktop computers.

      We believe that we are a worldwide leader in providing service management systems and we have shipped systems for deployment on an aggregate of over 80,000 circuits and over 20,000,000 desktops. We have developed relationships with major service providers such as AT&T Corporation, Sprint/ United Management Company, MCI Worldcom, Inc., British Telecommunications, Concentric Network Corporation, Earthlink Network, Inc., Prodigy Communications Corporation, Ameritech Corporation, Bell Atlantic, Inc., BellSouth Communication Systems, Inc., and GTE Communication Systems Corporation. These service providers either resell our systems to their subscribers or integrate our systems into their network infrastructure to enable them to offer enhanced network service levels. Subscribers deploying our systems in their IP networks include ABN-AMRO Bank, BP Amoco p.l.c., Cargill, Inc., Cisco Systems, Inc., Citicorp, Delta Air Lines, Inc., EDS Electronic Commerce Division, Federal Express Corporation, Household International, Inc., Intuit Inc., Marriott International, Inc., Alcoa, Inc., and Waste Management, Inc. For the year ended December 31, 1999, we had consolidated revenue of approximately $91.7 million.

      Vertical Systems Group, a leading industry analyst, estimates that approximately 830,000 Frame Relay circuits and 48,000 ATM circuits will be installed worldwide from 2000 through 2002. GartnerGroup, a leading industry analyst, estimates that the number of remote users — telecommuters and other mobile users — will grow from 30 million today to more than 100 million by the year 2002. To take advantage of this projected growth in these markets, we plan to expand our relationships with our service provider customers which together account for the majority of IP network and Internet traffic worldwide. The percentage of revenue attributable to service providers increased from approximately 67% of consolidated revenue for the year ended December 31, 1998, to approximately 72% of consolidated revenue for the year ended December 31, 1999. Sprint, AT&T and MCI accounted for 27%, 16% and 13%, respectively, of consolidated revenue for the year ended December 31, 1998. Sprint, AT&T and MCI accounted for 25%, 25% and 8%, respectively, of consolidated revenue for the year ended December 31, 1999.

      Our company was incorporated in Maryland in August 1993 under the name Avail Networks, Inc. and reincorporated in Delaware in December 1994 as Visual Networks, Inc. On May 15, 1998, we acquired Net2Net Corporation (“Net2Net”). On September 30, 1999, we acquired Inverse Network Technology (“Inverse”). Both acquisitions have been accounted for as pooling of interests transactions. References herein to “we” and “us” refer to Visual Networks, Inc. on a consolidated basis. Our principal executive offices are located at 2092 Gaither Road, Rockville, Maryland 20850, and our telephone number is (301) 296-2300.

Industry Background

     Wide Area Network Services Market

      The Wide Area Network, or WAN, services market has grown rapidly with the increase in computing and the associated data traffic volumes carried over WANs. WAN services are used to interconnect the computing facilities of geographically dispersed sites within an enterprise or to connect the computing facilities of one enterprise to another. We believe that WAN data traffic volumes will continue to expand rapidly due to three key trends driving telecommunications markets worldwide:

•	Proliferation of distributed computing applications such as electronic mail, electronic transaction processing, enterprise resource planning and inter-enterprise information transfer based on Web technologies;

•	Deregulation of the telecommunications services industry, which has intensified competition and resulted in decreasing prices of WAN services; and

•	Continued deployment of high capacity fiber-optic networks and the emergence of high bandwidth network access technologies that increase the ability to transfer large volumes of electronic information.

      Vertical Systems estimates that Frame Relay and ATM service revenue worldwide was $6.2 billion dollars in 1998 and projects that it will grow to $16.5 billion in 2002.

     WAN Network Deployment

      A typical WAN deployment to support distributed computing environments includes various types of customer premise equipment, or CPE, owned by the subscriber, deployed at the subscriber’s sites and interconnected by the WAN service. The points at which the subscriber CPE connects to the WAN service are known as service demarcations (“demarcs”). The subscribers are responsible for network performance on the subscriber side of the demarc, while providers are responsible for network performance on the provider side of the demarc.

      The equipment used for Frame Relay, ATM and IP/Internet services comprises both the access equipment located at the subscriber premises and the switches located at the provider’s central office. Access equipment includes devices such as digital service units/channel service units, or DSU/ CSUs, frame relay access devices, or FRADs, frame relay cards for routers and ATM access multiplexers. Vertical Systems projects that the markets for this equipment will grow from approximately $1.1 billion in 1998 to approximately $2.0 billion in 2002. Forrester Research, a leading industry analyst, estimates that the total Internet access market will grow from $14.3 billion in 1999 to $35.1 billion in 2001.

     WAN Network Architectures

      WAN services are provided through two network architectures, time division multiplexing, or TDM, and statistical multiplexing. TDM services, such as leased-line and integrated services digital network, or ISDN, rely on architectures which provide dedicated circuits between computing facilities and provide fixed bandwidth regardless of traffic flow. Unless information is continuously transmitted, the dedicated bandwidth is often idle, resulting in the inefficient use of expensive bandwidth. The use of dedicated bandwidth does, however, provide guaranteed throughput and fixed delay, ensuring high quality of service for all network traffic. Consequently, TDM services are suitable for the large installed base of mainframe computing environments running mission-critical, host-centric applications where the variability in traffic volume is low and the traffic volume is relatively predictable. By contrast, statistical multiplexing technologies and their derivative services, such as Frame Relay, ATM, IP/Internet, X.25 and Switched Multimegabit Data Services, or SMDS, are based on the concept of shared bandwidth which is dynamically allocated in real time according to prevailing traffic patterns. As a result of this shared bandwidth, WANs based on these services can be up to 50% less expensive than WANs based on leased-line services for distributed computing applications. Because bandwidth in the WAN is shared among multiple subscribers, however, these services are generally characterized by “best efforts” throughput and variable delay, often resulting in lower quality of service more suitable for non-mission-critical distributed computing applications where the traffic is highly variable and unpredictable.

      WAN services are undergoing a significant shift from TDM architectures to statistically multiplexed architectures. Vertical Systems estimates that worldwide revenues for Frame Relay service, the most widely used service, grew at a compound annual growth rate of 117% between 1995 and 1997 and will grow at a compound annual growth rate of over 25% through the year 2002. The worldwide number of installed Frame Relay circuits is projected to grow from approximately 580,000 in 1997 to more than 2 million in 2002. ATM services, which are characterized by higher capacities and higher speeds, are less widely offered today but also are projected to experience rapid growth. The worldwide number of installed ATM circuits is projected by Vertical Systems to grow from approximately 4,000 in 1997 to more than 60,000 in 2002. Accordingly, the U.S. market for Frame Relay and ATM services is expected to shift from 12% of WAN bandwidth in 1996 to nearly 40% in 2000 (with the majority of growth attributed to Frame Relay services) while the U.S. market for leased-line services is expected to decrease from approximately 88% of WAN bandwidth to 60% from 1996 to 2000.

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

      The proliferation of statistically multiplexed services has also resulted in increased administrative costs for subscribers as more network managers manage multiple networks consisting of leased-line services supporting mission-critical legacy applications and statistically multiplexed services supporting recently deployed, distributed computing applications. The high cost of administering multiple networks coupled with the attractive pricing of statistically multiplexed services is driving the need for subscribers to consolidate their applications onto a single statistically multiplexed WAN. The migration of mainframe computing environments running mission-critical host-centric applications onto lower cost statistically multiplexed services has highlighted the need to provide higher service levels with such services. This migration and the proliferation of distributed computing applications have also generated subscriber demand for providers to offer multiple classes of service levels. Multiple service levels enable subscribers to deploy statistically multiplexed WANs that have service characteristics commensurate with the performance requirements of their differing computing applications, thereby optimizing price and performance. Subscriber demand for multiple, guaranteed and verified WAN service levels presents challenges to providers, who must be able to offer these service levels while maintaining profitability.

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

Problems Managing Networks Based on IP and the Internet

      In leased-line environments, the performance, quality and maintainability of the service are independent of the volume and type of traffic running over the service. Accordingly, the diagnostic and measurement capabilities required to sufficiently maintain these services are fairly simplistic and are focused largely on physical transmission characteristics such as bit error rates or line coding violations. These capabilities are widely available within the providers’ facilities and work in conjunction with simple DSU/ CSUs deployed by the subscribers. By contrast, the performance, quality and maintainability of statistically multiplexed services are highly dependent on the volume and type of traffic running over the service. This extensive interplay between the subscriber application traffic and the provider service dictates the need for sophisticated diagnostic and measurement capabilities which not only analyze physical transmission characteristics but can also analyze the traffic itself. Historically, this level of measurement and analysis capability has generally required the use of expensive portable protocol analyzers, which are typically not deployed on a continuous basis at the demarc. This inability to measure service performance and quality has created the following difficulties for both subscribers and providers:

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

      Operational Cost Models are Not Scaleable. The inability to cost-effectively measure performance at the demarc, and thereby demonstrate to subscribers the WAN service level being provided, results in providers requiring many highly skilled personnel to provision and operate statistically multiplexed services. This cost is exacerbated by the gap between the demand for and supply of such personnel. The implication of this model is that operating costs are driven up and providers’ WAN service businesses are not scaleable to the levels required to generate the economies of scale necessary for cost leadership. The specific areas of concern are:

•	Inefficient Service Provisioning. It is difficult for the provider to ascertain if the WAN service is properly deployed until the subscriber’s network has been connected to the service and the subscriber’s applications are operational. This often results in multiple dispatches of personnel to the subscriber site and extensive interaction with the subscriber for its equipment and applications to be configured properly for the WAN service. At the same time, the provider is typically restricted from billing the subscriber for the service until the subscriber’s applications are working properly over the WAN service.

•	Extensive Troubleshooting and High Maintenance. When the subscriber applications experience degraded performance, subscribers generally assume there is a problem with the WAN service supplied by the provider. It can often take days, weeks or even months to diagnose the causes of degraded performance and require highly skilled personnel with sophisticated instrumentation and diagnostic tools. Although these degraded performance conditions are frequently caused by faulty or misconfigured subscriber equipment or applications, the service provider is forced to expend significant time and effort without reimbursement to help the subscriber diagnose the problem.

•	Inaccurate Network Engineering and Planning. The shared bandwidth nature of these WAN services coupled with subscriber demand for many classes of service levels increases the importance of accurate network planning and design to ensure that the network architecture is optimized for performance and cost. If the network is engineered with excess capacity, it may improve the performance of subscriber applications, but it will tend to negate the inherent bandwidth efficiencies of statistically multiplexed technologies. By contrast, if the network is designed with inadequate capacity, performance will suffer. Successful network engineering and planning is dependent on accurate historical usage information which, because of the inability of traditional equipment to measure traffic at the demarc, is difficult to ascertain for these services.

      We believe that the potential subscriber demand for statistically multiplexed services has been constrained by the inability to manage and verify service levels. Additionally, we believe that it will be difficult for service providers to meet the increasing demand for statistically multiplexed services without systems for managing service levels because the labor-intensity of provisioning and maintaining the service inhibits the providers’ ability to scale these WAN services profitably. As the providers’ focus shifts to profitability, the growth in Frame Relay, ATM and IP/Internet services will depend, in part, on the ability of service providers to implement systems that can manage service levels, lower operational costs and increase scalability.

The Visual Networks Solution

      We offer a market-leading family of WAN service level management systems that combine WAN access functionality with planning, monitoring and troubleshooting capabilities that enable the implementation of required service levels while simultaneously decreasing the costs and complexity of achieving such levels. The systems deploy instrumentation for measurement and analysis at the demarc and provide innovative software applications that address the historical problems of managing service levels. We believe that our service level management systems offer to customers the following benefits:

      Increased Confidence in Service Levels. By instrumenting the demarc, our systems enable providers and subscribers to accurately measure, report on and improve service levels. These abilities serve to clarify the relationship between subscriber and provider, resulting in increased subscriber confidence in running mission-critical computing applications on statistically multiplexed services.

      Increased Scaleability and Lower Costs of Providers’ Operational Model. Our systems can reduce the labor-intensive nature of deploying statistically multiplexed services, thereby decreasing providers’ costs and increasing their ability to generate revenues, by enabling the following:

•	Rapid and Cost-Effective Service Provisioning. Our systems allow the provider to verify that its service is properly provisioned without waiting for the subscriber network or applications to be connected and configured. This tends to reduce customer support costs during initiation of service. Additionally, it positions the provider to begin billing for the service earlier than was previously possible.

•	Reduced Need for Troubleshooting. Our systems reduce the need for providers to perform troubleshooting by continuously monitoring the service performance at the demarc and proactively alerting the provider and subscriber to anomalous performance characteristics. Such early warnings allow the network operator to take corrective action before the performance of any computing application on the network is impaired. Furthermore, since many of the anomalous characteristics are subscriber-related, the subscriber is more likely to take corrective action without involving the provider. The net result of this early warning system is that fewer maintenance personnel are required to solve fewer problems, thereby increasing provider efficiency and subscriber satisfaction.

•	More Rapid but Less Costly Troubleshooting. Because our systems provide information which enables isolation of problems between provider network and subscriber equipment and applications, the provider can more quickly diagnose the cause of faulty or degraded performance. With our systems, many problems that would otherwise last for days and require on-site visits of highly skilled personnel can be diagnosed remotely within minutes. Because our systems are architected to allow both the provider and the subscriber to access the same reports and analyses simultaneously, more problem conditions can be resolved collaboratively.

•	More Accurate Network Engineering and Planning. Our systems continuously provide an accurate and detailed view of historical WAN service usage patterns along with automated guidance regarding the need to change circuit capacities. This allows subscribers and providers to implement a network design optimized for cost and performance.

Visual Networks’ Strategy

      Our overall strategy is to maintain and build upon our market leadership in the deployment of WAN service level management systems for networks based on IP and the Internet. Key elements of our strategy include:

      Integration of our Service Level Management Functionality into Network Infrastructure. Our systems provide an innovative integration of service level management functionality at the point of service demarcation. We believe that this integration substantially enhances the cost effectiveness of deploying our systems.

      Deployment of our Systems as Part of Provider Networks. We believe service providers will become the predominant vehicle for the deployment of service level management systems such as Visual UpTime and

Visual IP Insight. Although these systems can be deployed by either providers or subscribers, we believe the maximum benefit is achieved when the systems are deployed by the providers and access to performance data is provided by the providers to their subscribers. In this deployment model, providers can employ collaborative fault and performance management techniques that lead to greater network quality. More importantly, we believe the benefits of lower provisioning and maintenance costs may be most effectively captured if the system is deployed by the provider.

      Extension of our Technology Leadership. We believe a combination of technological competencies have been crucial to our success. These competencies include network analysis technology and its application to the effective operation of WANs, the integration of network analysis with WAN access technology, and collaborative subscriber/provider system architectures. Since introducing Visual UpTime in mid-1995, we have continued to invest in our core competencies by focusing on feature development, architectural enhancements and cost reductions. We intend to continue to invest in the development of our systems, with particular emphasis on features and architectural improvements designed to accommodate large scale deployment by providers. This includes leveraging our current remote access, Frame Relay, ATM and IP/Internet technologies to provide customers with a single vender solution for end-to-end service level management as well as to address emerging opportunities such as virtual private networks, or VPNs, over the Internet.

      Expansion of Sales and Support Functions Globally. Although over 70% of the worldwide dedicated access circuits for IP networks are deployed in the U.S., many of our largest provider and subscriber customers are multinational corporations. We intend to develop a presence outside of the U.S. with particular focus on the providers which have the largest share of the worldwide markets for remote access, Frame Relay, ATM and IP/Internet services.

Products

     Visual UpTime System

      Visual UpTime is a service level management system consisting of analysis service elements, or ASEs, performance archive managers, or PAMs, and platform applicable clients, or PACs, that perform data collection, data interpretation and presentation, respectively. By intelligently monitoring network-wide performance, Visual UpTime enables users to track and solve service level problems either on the subscriber or provider side of the demarc.

      ASE. The ASE is a combination of embedded proprietary software and hardware that performs detailed analysis of network performance at the demarc. Most versions of the ASE provide the functionality of WAN access equipment, such as a DSU/ CSU. Visual UpTime ASEs use sophisticated proprietary software in conjunction with networking-specific microprocessors and integrated circuits to perform detailed analysis of every bit, frame and packet traversing the demarc. The ASEs generally store the analysis results locally in memory and wait for the PAM to request the results. When the ASE detects an anomalous condition, it sends an unsolicited alert to the PAM so that network operators can take prompt action. The analysis results are organized in accordance with the structure of industry-standard management information bases, or MIBs. Additionally, the ASEs include proprietary MIB extensions that provide added value for WAN service level management. Depending on customer requirements, our core ASE technology can be deployed in a number of configurations based on physical circuit speed, number of virtual circuits supported, type of access functionality and subscriber local area network environment.

      PAM. The PAM is the system database and request broker between the PACs and either the database or ASEs. The PAM runs our proprietary software on either Microsoft’s WindowsNT Server or SQL Server database. The PAM communicates with the PACs using a proprietary application programming interface, or API. The PAM communicates with the ASEs using either simple network management or trivial file transfer protocols. Unlike traditional data transfer management architectures which depend on continuous polling between the manager (PAM) and agents (ASEs), a bandwidth consuming process, Visual UpTime distributes most of the processing burden to the ASE, allowing the PAM-ASE data sharing to take place less frequently, typically once a day. This feature is critical in WAN environments where costly bandwidth makes continuous management polling impractical.

      PAC. The PAC is Visual UpTime’s client software for packaging and presenting information stored in the PAM and ASE. Multiple PACs may access a single PAM or ASE. Current versions of the PAC run on Windows95, WindowsNT and major versions of UNIX.

      The PAC includes three integrated toolsets:

Performance Monitoring. This toolset is an early warning system, alerting operators to impending service degradation, that allows corrective action to be taken before the subscriber’s application performance degrades. This toolset displays network performance related events and alarms. The performance monitoring toolset is tightly linked to the troubleshooting toolset, allowing an operator to evaluate quickly and precisely the conditions which caused the event or alarm.

Troubleshooting. This toolset enables an operator to rapidly perform detailed diagnostics to identify the cause of service level problems. This toolset displays real-time and historical network performance statistics. The troubleshooting toolset includes a protocol capture and analysis capability used by network operators to isolate problems arising from the interplay between a subscriber’s CPE or applications and the WAN service.

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

      The Visual UpTime components are sold as a complete system which requires at least one PAC/ PAM per deployment along with one ASE deployed at the demarc of each circuit on which service level management is required. We believe the system is currently deployed in configurations managing more than 4,500 circuits. System pricing varies by size of deployment and relative mix between circuit speeds. We expect the average selling price to decrease as sales to providers increase.

     Visual IP Insight

      Visual IP Insight is a WAN service management system for remote access network technologies utilizing IP and the Internet. It helps both service providers and enterprises to provide the highest quality IP services to their customers. Visual IP Insight helps operations managers, network managers, and customer care (help desk) personnel to proactively manage the complete service experience – whether it is for a service subscriber or an internal enterprise user. Visual IP Insight has also become a cornerstone for credible service-level agreement, or SLA, offerings with Internet Service Providers, or ISPs. The product is comprised of three software applications:

•	IP Insight Service Operations. This function provides information regarding problems in real-time and monitors performance of IP applications, such as e-mail and Domain Name System, or DNS, using metrics such as availability, throughput, latency and packet loss.

•	IP Insight Customer Care. This feature allows our Customer Care personnel to call up a customer’s history of network connections and PC configurations.

•	IP Insight Service Level Manager. This function makes it easy to define, monitor and administer SLAs. Its unique tools also map users to their specific services, service providers, and SLAs.

      System components with Visual IP Insight include PC client agents, stand-alone test points, data collectors, and a data repository. These components communicate with each other over an IP network providing a steady stream of real-time information. Visual IP Insight’s architecture is distributed, fault tolerant and scales to carrier class networks.

      The system’s client agent is the origin of quality-of-service and test data. The client agent can passively monitor user activity on the network or perform active tests when requested by the network manager. The client agent can be deployed in any remote access environment – dial modem, Digital Subscriber Line, or DSL, ISDN or cable modem.

      The system’s client agent runs transparently until end-user help is required. Context-sensitive online help suggests solutions to more than 150 dial-access problems and keeps a descriptive error log that customer care personnel can use to solve problems that end users cannot resolve on their own.

      In addition to desktop clients, Visual IP Insight also offers service agents. Service agents are deployed at test points within the network (such as the network edge) and perform active tests as directed by the network manager.

      Visual IP Insight Collectors collect data from client agents and service agents and send it to the back-end database. A collector can be deployed either behind a firewall or in key points in the public IP network, and a single collector can handle hundreds of thousands of active clients.

      Visual IP Insight Aggregators are servers positioned at key locations in the network or data center. Collectors pass the client agent and service agent data they have collected to one or more aggregators for data validation and loading into various data repositories. All of the performance data gathered is stored in a high performance relational database. Data is presented using a secure web interface, allowing detailed information on the performance of the network and applications to be quickly distributed throughout an organization or between customers and partners.

     Visual Internet Benchmark

      Visual Internet Benchmark provides an industry benchmark for the quality of service provided by ISPs. The service provides standardized, comparative reports of Internet access and performance statistics for more than 50 service providers. Visual Internet Benchmark reports are available for the U.S., U.K., and Canada. Enterprises use this data when selecting providers. Service providers use this data and the expertise behind it to improve their networks, as well as for marketing purposes.

      Visual Internet Benchmark collects comprehensive statistics on such key metrics as call failure rates, dial-up connection speeds, log-in elapsed time, Web access failures, DNS lookup times, Web server access times, and Web server transfer rates. Our Visual Internet Benchmark operations center makes more than 300,000 test calls per month.

      In the U.S., virtually all of the top ISPs subscribe to the Visual Internet Benchmark service. Our U.S. ISP customers control approximately 85% of the dial-up Internet market.

     Analyzer

      Our network analyzer product, or the Analyzer, is a combination of embedded proprietary software and hardware and Microsoft Windows presentation software that performs detailed analysis of network performance on ATM circuits. The Windows software, running on a Pentium-based computer, connects either locally or remotely to the hardware to perform detailed analysis of every bit, cell and packet traversing the ATM circuit. The Analyzer is designed to meet both the network monitoring and troubleshooting needs of field support personnel and the centralized operational needs for supporting remote ATM circuits. Depending on customer requirements, the Analyzer can be utilized in a number of configurations based on physical circuit speed, access line type and monitoring applications. We distribute the Analyzer substantially through original equipment manufacturers and expect future sales of this product to be made utilizing these arrangements.

Visual’s Selling Strategy and Visual Uptime System Deployment Strategy

      We have deployed a long-term, multi-stage selling strategy. Initially, we sold our products to subscribers, with the objectives of creating demand among subscribers for IP-based WAN services and stimulating demand among providers for the infrastructure necessary to provide and maintain such service levels. In 1995 and 1996, the majority of our sales were made to subscribers directly or through value-added resellers. At the same time, we commenced marketing to providers to resell or lease our systems in conjunction with their service offerings. At this stage of our selling strategy, we executed reseller agreements with Sprint and MCI.

      Substantially all Visual UpTime systems sold to date have been deployed by subscribers and are configured so that only the subscriber has access to the WAN service performance data collected and presented by the system. Now we focus our sales efforts on demonstrating to providers the incremental value of provisioning and the operating cost savings arising from wide scale deployment by the provider. Our selling strategy contemplates an evolution of the deployment model so that sales of the Visual UpTime and Visual IP Insight systems will be made directly to providers and the providers will deploy the systems as a part of their network infrastructures. In December 1997, we executed a procurement agreement with AT&T that is based on this strategy.

      The portion of our revenue derived from service provider relationships, including those with Sprint, MCI and AT&T, has grown from approximately 42% to 67% to 72% for 1997, 1998 and 1999, respectively.

Product Development

      We have developed core competencies in network analysis technology and its application to the effective operation of WANs, the integration of network analysis with WAN access technology and collaborative subscriber/provider system architectures.

      We have made significant investments in system architecture and feature development. Through the acquisitions of Net2Net and Inverse, we accelerated the pace of product development in order to provide customers with a single-vendor solution for end-to-end service level management, encompassing Frame Relay, ATM and IP/ Internet. We will continue to expand the functionality of Visual UpTime to address emerging opportunities such as VPNs over the Internet. We are focused on the further enhancement and refinement of our systems, including the development of the architectural scalability that will be required for wide-scale implementation through the provider deployment model. Additionally, we expect to invest in system refinements which increase the economic benefit of deployments outside North America. Our success will depend to a substantial degree on our ability to bring to market in a timely fashion new products and enhancements to Visual UpTime and Visual IP Insight that meet changing market requirements. We expect to employ a combined strategy of developing products internally and acquiring products and technology to meet evolving market requirements.

      As of December 31, 1999, there were 116 persons working in our research and development area. Our research and development expenditures were $9.1 million, $13.8 million and $16.7 million for 1997, 1998 and 1999, respectively.

Customers

      Since mid-1996, we have developed business relationships with a number of providers, including AT&T, MCI, Sprint, Ameritech, Bell Atlantic, BellSouth and GTE. These providers supply approximately 50% of worldwide Frame Relay and ATM services. While these relationships are at different levels of business maturity, the portion of our revenue derived from these relationships has grown from approximately 67% in 1998, to approximately 72% in 1999. We expect to expend substantial additional effort to evolve these business partners to the provider deployment model.

      Sprint, AT&T and MCI accounted for 27%, 16% and 13%, respectively, of consolidated revenue for 1998. Sales of products or services to Sprint, AT&T and MCI accounted for 25%, 25% and 8%, respectively, of consolidated revenue for 1999.

      AT&T Relationship. In December 1997, we entered into a non-exclusive procurement agreement with AT&T. The agreement has an initial term of three years and automatically renews until terminated by either party upon 30 days’ notice. Prices and discounts for all equipment purchased by AT&T are fixed for the term, except in certain limited circumstances. The equipment carries a five-year warranty. If we offer more favorable prices and terms to any other customer for the same quantity of products during the term of the agreement, we will amend the agreement to provide AT&T with the same or comparable overall terms. The agreement does not obligate AT&T to make any minimum purchases from us. We also provide certain support services to AT&T.

      MCI Relationship. In August 1997, we entered into a non-exclusive three-year reseller agreement with MCI, which automatically renews for successive one-year terms unless terminated by either party at least 60 days prior to expiration. Prices and discounts for all equipment purchased by MCI are fixed for the term. The equipment carries a five-year warranty. If we offer more favorable prices to any other customer for the same quantity of products purchased over a similar period of time, the prices charged to MCI will be adjusted to the more favorable price. The reseller agreement does not obligate MCI to make any minimum purchases from us. We also provide certain support services to MCI.

      Sprint Relationship. In August 1996, we entered into a non-exclusive three-year reseller agreement with Sprint. Prices for all equipment purchased by Sprint are fixed for the term, unless Sprint does not purchase a certain minimum amount of equipment and services, in which event prices for equipment and services are subject to increase. The equipment carries a five-year warranty. If we offer more favorable prices and terms to any other customer during the term of the agreement, such terms and prices will be applicable to Sprint’s orders. The reseller agreement does not obligate Sprint to make any minimum purchases from us. We also provide certain support services to Sprint. The agreement was amended to extend the term through May 23, 2000.

Sales, Marketing and Support

      Our sales, marketing and support activities vary depending on the type of deployment being targeted.

      We have targeted subscriber deployment opportunities through a combination of direct sales, sales through value-added resellers and integrators and sales through service providers acting in the capacity of resellers. We provide pre-sale technical support to each of our channels. The time required in order to develop a relationship with a channel partner can take from 2 to 12 months for value-added resellers and integrators and from 12 to 24 months for service providers. The sales cycle for subscriber deployment when handled directly or through resellers is typically 4 to 6 months long, and, for this reason, a large majority of sales to date have been subscriber deployments.

      We target provider deployment opportunities on an account by account basis. According to Vertical Systems, AT&T, Sprint and MCI together control more than 67% of the U.S. market and 48% of the worldwide market for Frame Relay and ATM services. Because of current levels of competition for WAN services, we believe that the most significant opportunities for Visual products are with U.S.-based long distance providers. We believe that our relationships with AT&T, Sprint and MCI influence other providers to adopt Visual products.

      The provider deployment strategy involves a complex sale with very large companies. The sales cycle begins with the presentation of Visual’s value proposition to multiple departments within a provider organization followed by a lengthy evaluation process. We then work with the provider to develop a service definition and business plan for the integration of Visual products into the provider’s existing services.

      We have sales and technical support teams assigned to each account. In addition, our senior management team devotes significant time furthering the business relationships with these providers and we invest significant marketing resources to stimulate sales to these providers. We expect to increase sales, marketing and support efforts addressed to these providers and to extend these efforts to international and IP/Internet providers.

      As of December 31, 1999, we employed 85 persons in sales and marketing. Our expenditures for sales and marketing activities were approximately $14.6 million, $19.8 million and $24.4 million for 1997, 1998 and 1999, respectively.

Competition

      The markets for telecommunications equipment and software are intensely competitive. Visual’s products integrate key functionality traditionally found in four distinct market segments: the WAN access equipment market; the network test and analysis market; the market for operational support systems, or OSSs; and the market for client-based network management and Internet infrastructure testbeds. We believe that Visual’s products are the only systems that integrate functional attributes from all four market segments to cost-effectively provide WAN service level management. Because of the size and growth opportunity associated with the WAN service level management market, we expect to encounter increased competition from current and potential participants in each of these segments. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which would have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors — We Face Growing Competition That Could Make It Difficult for Us to Acquire and Retain Customers.”

      WAN Access Equipment. The WAN access equipment market is highly fragmented. The products in this market include DSU/ CSUs, low to mid-range time division multiplexers, Frame Relay access devices and ATM access products. Leading vendors in this segment include ADC Telecommunications, Inc., Paradyne Corporation, Adtran, Inc., Sync Research, Inc. and Digital Link Corp. We expect that, in some cases, these companies may partner with companies offering network test and analysis products in order to compete in the WAN service level management market. We are aware of such arrangements between Digital Link and NetScout Systems, Inc., and NetScout and Paradyne. Furthermore, internetworking providers, such as Cisco Systems, Inc., may integrate WAN access functionality with routers, which may adversely affect Visual UpTime’s cost justification.

      Network Test and Analysis. An essential element of a WAN service level management system is technology and expertise associated with network test and analysis. Products in this market include portable and distributed protocol analyzers and transmission test instruments. The major suppliers in this market segment are Network Associates, Inc., Agilent Technologies, Inc., Telecommunications Techniques Corporation and NetScout.

      Telecommunications Operational Support Systems. OSSs encompass all of the systems related to service deployment including provisioning systems, billing systems, trouble-ticketing systems, and fault and performance management systems. Historically, OSS’s have been developed by the in-house staffs of the service providers and have sometimes been a source of competitive advantage to providers. Visual UpTime provides a significant portion of the functionality that might otherwise be found in a fault and performance management system for statistically multiplexed WAN services. Therefore, in some cases, a provider may consider in-house development as an alternative to deployment of Visual UpTime.

      Client-Based Network Management and Internet Infrastructure Testbeds. An emerging trend in network management is increased emphasis on visibility of actual user experience. Installing clients on end user desktops is a particularly effective way to gather this type of data. This technology can be deployed either as a service offering using simulated desktops or sold as standalone software. Major suppliers of standalone software include Lucent Technologies, Inc., Ganymede Software, Inc., First Sense Software, Inc., Jyra Research, Inc. and NextPoint Networks, Inc. Major suppliers of service based solutions include Keynote Software, Inc., Freshwater Software, Inc., Exodus Communications, Inc. and MDIS Group plc.

      We intend to compete by offering superior features, performance, reliability and flexibility at competitive prices. We also intend to compete on the strength of its relationships with providers. As competition in the WAN service level management market increases, we believe that the industry may be characterized by intense price competition similar to that present in the broader networking market. In response to competitive trends, we expect to continue to reduce the cost of our systems to seek ways to improve upon Visual UpTime’s price-to-performance ratio.

Manufacturing

      We have moved to a predominately outsourced manufacturing model in order to achieve significant scalability. In connection with our outsourcing strategy and increased volumes, we are seeking to secure additional sources of supply, including additional contract manufacturers. We are ISO 9001 certified and have not experienced any significant delays or material unanticipated costs resulting from the use of subcontractors; however, such a strategy involves certain risks, including the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. Although we attempt to maintain appropriate back-up suppliers, in the event that any significant subcontractor was to become unable or unwilling to continue to manufacture and/or test our products in required volumes, we would have to identify and qualify acceptable replacements. This qualification process could be lengthy and no assurance could be given that any additional sources would become available to us on a timely basis. A delay or reduction in component shipments, or a delay or increase in costs in the assembly and testing of products by third party subcontractors, could materially and adversely affect our business, financial condition and results of operations.

      Although we generally use standard parts and components for our products, several key components are currently purchased only from sole, single or limited sources. Any interruption in the supply of these components or our inability or our subcontractors to procure these components from alternate sources at acceptable prices and within a reasonable time could have a material adverse effect upon our business, financial condition and results of operations.

Patents and Other Intellectual Property Rights

      We presently have one issued patent on the “Method and Apparatus for Non-Intrusive Measurement of Round Trip Delay in Communications Networks”, which expires in April 2015, another issued on the “Method and Apparatus for Measurement of Peak Throughput in Packetized Data Networks”, which expires in 2016 and another about to be issued on the “Method and Apparatus for Performing Service Level Analysis of Communications Network Performance Metrics”. No assurance can be given that competitors will not successfully challenge the validity or scope of our patents or that such patents will provide a competitive advantage to us. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, business partners and customers with respect to our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of our products is difficult. Effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that our protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products or design around any of our patents issued to us or our other intellectual rights.

      We expect that software and communications product developers will increasingly be subject to claims of infringement of patents as the number of products and competitors in our industry segment grows and the functionality of products in the industry segment overlaps. We are not aware that any of our products infringe the property rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by us with respect to current or future products. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on our business, financial condition and results of operations. Such claims might require us to enter into license or royalty agreements. Such license or royalty agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect on our business, financial condition and results of operations.

Employees

      As of December 31, 1999, we had 281 full-time employees, including 116 in product development, 70 in sales, 15 in marketing, 14 in manufacturing, 21 in customer service and 45 in finance, centralized services and administration.

      Our future success will depend in significant part on the continued service of our key technical, sales and senior management personnel. Competition for such personnel is intense and there can be no assurance that we can retain our key managerial, sales and technical employees, or that we can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 2.  Properties.

      Our principal administrative, sales and marketing, research and development and customer support facility is located in approximately 53,945 square feet of office space in Rockville, Maryland that we occupy under a lease that expires in December 2006. We also occupy approximately 32,256 square feet of space in Sunnyvale, California, under a sublease that expires in July 2003. While we believe that our facilities in Rockville are adequate for our immediate needs, we may need additional space by late 2000. We intend to obtain additional office space in the Rockville area.

Item 3.  Legal Proceedings.

      We are involved in legal proceedings from time to time in the ordinary course of our business. Management believes that none of these current legal proceedings will have a materially adverse effect on our business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

PART II

Item 5.	Market for Our Common Stock and Related Stockholder Matters.

      Our common stock is traded on the Nasdaq National Market under the symbol “VNWK.” Prior to February 6, 1998, there was no established public trading market for any of our securities.

      The following table sets forth, for the periods indicated, the range of high and low closing per share sales prices for the common stock as reported on the Nasdaq National Market.

Fiscal 1999	High	Low

First Quarter (ended March 31, 1999)	$43.50	$31.50

Second Quarter (ended June 30, 1999)	39.50	26.25

Third Quarter (ended September 30, 1999)	44.50	31.00

Fourth Quarter (ended December 31, 1999)	80.00	32.25

Fiscal 2000

First Quarter (from January 1, 2000 to March 17, 2000)	83.50	50.31

      On March 21, 2000, the last reported sale price of our common stock was $67.25 per share. As of March 21, 2000, we had approximately 354 stockholders.

      We have never paid or declared any cash dividends on our common stock. It is our present policy to retain earnings to finance the growth and development of the business and, therefore, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. In addition, our credit facility with Silicon Valley Bank prohibits us from paying cash dividends without the Bank’s consent. See Note 2 of Notes to Consolidated Financial Statements.

      On September 30, 1999, Visual Acquisitions Two, Inc., our wholly owned subsidiary, merged into Inverse under the terms of an Agreement and Plan of Merger dated September 15, 1999. In connection with the merger, the shares of capital stock of Inverse owned by the Inverse stockholders and certain obligations of Inverse were converted, on a pro rata basis, into shares of our common stock, and Inverse became our wholly owned subsidiary. The stockholders and certain creditors of Inverse received, in the aggregate, 4,107,666 shares of our common stock in connection with the merger. All such shares were issued by the Company in reliance upon the exemption contained in Section 506 of Regulation D.

      The following table lists the persons to whom we sold shares of our common stock which were not registered under the Securities Act of 1933, as amended, as a result of our merger with Inverse.

Name	Number of Shares

Dale M. Anderson	4,591

Dale M. Anderson and Lleanna R. Anderson Revocable Trust	2,265

Associated Venture Investors III L.P.	76,449

AVI Capital L.P.	523,696

AVI Partners Growth Fund II L.P.	14,889

Name	Number of Shares

AVI Silicon Valley Partners L.P.	5,458

Robert E. Berry, Jr.	58,772

Jennifer Bestor	22,116

Shekhar Bhide	4,744

Linda Bower	397

Matt J. Burdick	22,304

Corinne Cheung	734

Gigi Chu	15,424

Rachel Cox	714

Andrew Davis	105,101

Dominion Ventures	3,594

David J. Ehrlich	47,752

Raphael Frommer	2,601

Jon Furukawa	734

Kimberly A. Gazlay	2,851

Joan and Frank Gennaro	1,224

Michael Gennaro	46,528

Fred Gibbons (Trust)	31,222

Fred Gibbons, Trustee of the Fred Gibbons Separate Property Trust	26,432

Michael Gilbert	48,201

Susan E. Gilbert and Michael M. Gilbert	4,897

Anne M. Gilbert and Michael M. Gilbert	4,897

Jasinder Gill	2,601

Greylock IX Limited Partnership	934,925

John Hancock	47,752

Steve J. Hand	3,183

Claudis and Helen Hicks	1,224

HSBC Trustee (Jersey) Limited	369,974

William Whit Jelks	1,224

Marnie L. Lambert	153

John Leong	120,116

Jamshid Mahdavi	397

Belle Marino	994

Matt Mathis	397

Roberta Murphy	96,576

Prem Nambiar	1,224

Erikas Napjus	3,918

John J. Pacholski	13,963

Thomas Panicker	1,101

Kathleen Parks	1,224

Ann Peckenpaugh	2,485

Drew Perkins	40,405

Karen Perry	3,061

Jenny K. Redo	3,443

Veronica Richardson	1,224

Lee Schweichler	3,037

Ashok Sethi	2,066

Amanda G. Seward-Chavis	91

Thomas A. Skornia	7,346

Richard Sneiderman	2,754

Priyadarshini Tamhankar	1,148

Name	Number of Shares

Thompson Clive Investments plc	201,003

Silicon Valley Bank	2,363

Skilun Tong	1,836

Venture Lending and Leasing	5,280

Sudhanshu Verma	180,174

David L. Walters	2,321

Michael G. Watters	965,169

Raymond Andrew Wimset	1,734

Robert Zeljko	1,193

Total	4,107,666

Item 6.  Selected Consolidated Financial Data.

      The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, notes thereto and other financial information included elsewhere in this Form 10-K. The selected consolidated financial data as of and for the years ended December 31, 1997, 1998 and 1999, are derived from our consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data for the years ended December 31, 1995 and 1996, are derived from audited consolidated financial statements not included in this Form 10-K.

	Year Ended December 31,

	1995	1996	1997	1998	1999

	(in thousands, except per share data)

Consolidated Statement of Operations Data:

Revenue	$567	$8,762	$29,300	$56,088	$91,719

Cost of revenue	242	3,715	11,179	20,829	30,888

Gross profit	325	5,047	18,121	35,259	60,831

Operating expenses:

Research and development	2,038	5,880	9,148	13,771	16,677

Sales and marketing	1,187	9,605	14,555	19,759	24,447

General and administrative	566	2,281	3,798	5,528	7,928

Merger-related costs(1)	—	—	—	5,069	6,776

Total operating expenses	3,791	17,766	27,501	44,127	55,828

Income (loss) from operations	(3,466)	(12,719)	(9,380)	(8,868)	5,003

Interest income, net	63	217	165	2,413	2,270

Income (loss) before income taxes	(3,403)	(12,502)	(9,215)	(6,455)	7,273

Provision for income taxes	—	—	—	—	(3,722)

Net income (loss)	(3,403)	(12,502)	(9,215)	(6,455)	3,551

Dividends and accretion on preferred stock	(250)	(1,012)	(1,457)	(171)	—

Net income (loss) attributable to common stockholders	$(3,653)	$(13,514)	$(10,672)	$(6,626)	$3,551

Basic income (loss) per share	$(1.04)	$(2.36)	$(1.44)	$(0.30)	$0.14

Diluted income (loss) per share	$(1.04)	$(2.36)	$(1.44)	$(0.30)	$0.13

Basic weighted-average shares(2)	3,525	5,715	7,431	21,946	24,583

Diluted weighted-average shares(2)	3,525	5,715	7,431	21,946	26,547

Pro forma basic and diluted loss per share			$(0.51)	$(0.28)

Pro forma basic and diluted weighted-average shares(2)			18,037	23,166

Consolidated Balance Sheet Data:

Cash and cash equivalents	$3,548	$7,551	$9,601	$51,655	$54,629

Working capital	3,632	3,458	(782)	43,146	50,353

Total assets	5,091	13,253	21,036	71,780	83,154

Long-term debt, net of current portion	86	286	138	1,011	782

Redeemable convertible preferred stock	3,385	13,398	14,855	—	—

Stockholders’ equity (deficit)	678	(8,563)	(13,251)	48,322	58,252

(1)	During 1998, we incurred certain merger-related costs in connection with our acquisition of Net2Net. During 1999, we incurred certain merger-related costs in connection with our acquisition of Inverse. See Notes 1 and 6 of Notes to Consolidated Financial Statements.

(2)	For an explanation of the determination of the weighted-average number of shares used in computing income (loss) per share amounts, see Note 1 of Notes to Consolidated Financial Statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the related notes thereto, and other financial information included elsewhere in this Form 10-K.

Overview

      We were incorporated in Maryland in August 1993 as Avail Networks, Inc. and reincorporated in Delaware in December 1994 as Visual Networks, Inc. From incorporation through December 1996, our principal objective was to secure sufficient equity financing to enable us to accelerate product development efforts of Visual UpTime for Frame Relay deployment and to develop sales and marketing functions and general and administrative infrastructure. Visual UpTime was first shipped in mid-1995. We began generating significant revenue from sales of Visual UpTime during 1996, primarily to subscribers.

      In August 1996, we entered into a master reseller agreement with Sprint, resulting in our products shipping through Sprint to subscribers. In October 1997, we entered into a similar master reseller agreement with MCI, which also resulted in shipments of our products through MCI to subscribers. During 1997 and 1998, we focused on selling Visual UpTime directly to providers as part of their network infrastructure and Visual IP Insight and Visual Internet Benchmark to Internet service providers. In December 1997, we entered into an agreement with AT&T, which provides for the sale of our products to AT&T for deployment as part of AT&T’s infrastructure. During 1999, we continued to focus on selling Visual UpTime, Visual IP Insight and Visual Internet Benchmark.

      We realize revenue from sales of hardware, from the licensing of related software and from maintenance contracts. We generally recognize revenue upon shipment or delivery of the product and passage of title to the customer. Where the agreements provide for evaluation or customer acceptance, we recognize revenue upon the completion of the evaluation process and acceptance of the product by the customer. Maintenance contracts call for us to provide technical support and software updates to customers. We recognize maintenance revenue, including maintenance revenue that is bundled with product sales, ratably over the contract period, which currently ranges from one to three years.

      We currently contract with third party subcontract manufacturers for most of the assembly, testing and shipping of our products. We anticipate maintaining a portion of our internal manufacturing function for the foreseeable future at our Rockville, Maryland facility.

      On May 15, 1998, we acquired Net2Net in a merger accounted for as a pooling of interests. On September 30, 1999, we acquired Inverse in a merger accounted for as a pooling of interests. The combinations with Net2Net and Inverse will affect the future results of the operations reported by us. See Note 1 of Notes to Consolidated Financial Statements. On February 7, 2000, we entered into an agreement and plan of merger with Avesta Technologies, Inc. to acquire all of their outstanding preferred and common stock. The acquisition will be accounted for as a purchase business combination. See Note 10 of Notes to Consolidated Financial Statements.

Results of Operations

      The following table presents for the periods indicated certain consolidated statement of operations data as a percentage of our revenue:

	Year Ended December 31,

	1997	1998	1999

Revenue	100.0%	100.0%	100.0%

Cost of revenue	38.2	37.1	33.7

Gross profit	61.8	62.9	66.3

Operating expenses:

Research and development	31.2	24.6	18.2

Sales and marketing	49.7	35.2	26.7

General and administrative	12.9	9.9	8.6

Merger-related costs	—	9.0	7.3

Total operating expenses	93.8	78.7	60.8

Income (loss) from operations	(32.0)	(15.8)	5.5

Interest income, net	0.5	4.3	2.4

Net income (loss) before income taxes	(31.5)	(11.5)	7.9

Provision for income taxes	—	—	4.0

Net income (loss)	(31.5)%	(11.5)%	3.9%

1999 Compared with 1998

      Revenue. We recognized $91.7 million in revenue for 1999, a 63.5% increase over revenue of $56.1 million for 1998. The increase was due primarily to the continued acceptance of Visual UpTime, Visual IP Insight, and Visual Internet Benchmark products with an increase in sales to service providers, particularly AT&T and Sprint. Sales to service providers accounted for approximately 72% of revenue for 1999 as compared to approximately 67% for 1998.

      Gross Profit. Cost of revenue consists of subcontracting costs, component parts, direct compensation costs, communication costs, warranty and other contractual obligations, royalties, license fees and other overhead expenses related to manufacturing operations and to support our software products and benchmark services. Gross profit was $60.8 million for 1999, as compared to $35.3 million for 1998, an increase of $25.5 million. Gross margin was 66.3% of revenue for 1999, as compared to 62.9% of revenue for 1998. The increase in gross margin percentage was due primarily to product cost reductions and to product sales mix. Our future gross margins may be affected by a number of factors, including product mix, the proportion of sales to providers, competitive pricing, manufacturing volumes and an increase in the cost of component parts.

      Research and Development Expense. Research and development expense consists of compensation for research and development staff, depreciation of test and development equipment, certain software development costs and costs of prototype materials. Research and development expense was $16.7 million for 1999 as compared to $13.8 million for 1998, an increase of $2.9 million. The increase in research and development expense was due primarily to increased staffing levels and related support costs, and purchases of materials and services used in the development of new or enhanced products. Research and development expense was 18.2% and 24.6% of revenue for 1999 and 1998, respectively. We expect that research and development expenditures will increase in absolute dollars, and may continue to decrease as a percentage of revenue, during 2000 and thereafter. The increase in absolute dollars will support continued development of new enhanced products and the exploration of new or complementary technologies.

      Sales and Marketing Expense. Sales and marketing expense consists of compensation for the sales and marketing staff, commissions, pre-sales support, travel and entertainment expense, trade shows and other marketing programs. Sales and marketing expense was $24.4 million for 1999, as compared to $19.8 million for 1998, an increase of $4.6 million. The increase in sales and marketing expense was due primarily to increased staffing levels during the year and related commissions, and marketing programs. Sales and marketing expense was 26.7% and 35.2% of revenue for 1999 and 1998, respectively. We expect that sales and marketing expenditures will increase in absolute dollars, and may continue to decrease as a percentage of revenue, during 2000 and thereafter. This increase in absolute dollars is expected to be incurred as additional personnel are hired, field offices are opened and promotional expenditures increase to allow us to increase market penetration and to pursue market opportunities.

      General and Administrative Expense. General and administrative expense consists of the costs of finance, administration, and general management activities. General and administrative expense was $7.9 million for 1999 as compared to $5.5 million for 1998, an increase of $2.4 million. The increase in general and administrative expense was due primarily to increased staffing levels, professional services and continued growth in corporate facilities and network infrastructure. General and administrative expense was 8.6% and 9.9% of revenue for 1999 and 1998, respectively. We expect that general and administrative expenditures will increase in absolute dollars, and may continue to decrease as a percentage of revenue, during 2000 and thereafter. The increase in absolute dollars is expected to be required for the expansion of our administrative staff and internal systems to support expanding operations.

      Merger-Related Costs. In connection with the Inverse acquisition, we recorded merger-related costs of approximately $6.8 million. Transaction costs totaled approximately $6.4 million and consisted primarily of fees for investment bankers, attorneys, accountants and other direct transaction costs. The remaining $0.4 million in non-recurring costs consisted primarily of the write-off of certain assets as a result of the merger and the accrual of certain employee benefits to conform the policies of Inverse with our policies.

      In connection with the acquisition of Net2Net, we recorded merger-related costs of approximately $5.1 million. Transaction costs totaled approximately $4.1 million and consisted primarily of fees for investment bankers, attorneys, accountants and other direct transaction costs. Integration expenses totaled approximately $0.2 million and consisted of incremental and non-recurring costs necessary to integrate Visual and Net2Net. The remaining $0.8 million was a restructuring charge that consisted primarily of the consolidation of Visual and Net2Net’s manufacturing, sales, marketing and administration functions as well as the discontinuance of certain Net2Net product development efforts.

      Interest Income, Net. Interest income, net, for 1999 was approximately $2.3 million as compared to $2.4 million for 1998. The decrease of $0.1 million was primarily due to the increase in interest expense related to capital leases and other borrowings.

      Income Taxes. Income taxes for 1999 were $3.7 million, reflecting an effective tax rate of 51%. The effective tax rate differed from statutory rates due to the effect of certain non-deductible merger-related costs and the effect of our net operating loss carryforwards.

      Net Income (Loss). Net income for 1999 was $3.6 million as compared to a net loss of $6.5 million for 1998, an increase of $10.1 million. The increase was due primarily to increases in revenue and gross profit, which offset the increased operating and merger-related expenses described above.

1998 Compared with 1997

      Revenue. We recognized $56.1 million in revenue for 1998 as compared to $29.3 million for 1997, an increase of $26.8 million. The increase was primarily due to the continued acceptance of Visual UpTime, Visual IP Insight and Visual Internet Benchmark products with an increase in sales to service providers. Sales to service providers accounted for approximately 67% of revenue for 1998 compared to 42% for 1997.

      Gross Profit. Gross profit was $35.3 million for 1998, as compared to $18.1 million for 1997, an increase of $17.2 million. Gross profit was 62.9% for 1998, as compared to 61.8% for 1997. The increase in gross margin percentage was due primarily to product cost reductions and to the mix of product sales.

      Research and Development Expense. Research and development expense was $13.8 million for 1998, as compared to $9.1 million for 1997, an increase of $4.7 million. The increase in research and development expense was due primarily to increased staffing levels and support costs, and purchases of materials and equipment used in the development of new or enhanced products. As a percentage of revenue, research and development expense was 24.6% and 31.2% for 1998 and 1997, respectively.

      Sales and Marketing Expense. Sales and marketing expense was $19.8 million for 1998, as compared to $14.6 million for 1997, an increase of $5.2 million. The increase in sales and marketing expense was due primarily to increased staffing levels and related commissions. As a percentage of revenue, sales and marketing expense was 35.2% and 49.7% for 1998 and 1997, respectively.

      General and Administrative Expense. General and administrative expense was $5.5 million for 1998, as compared to $3.8 million for 1997, an increase of $1.7 million. The increase in general and administrative expense was due primarily to increased staffing levels. As a percentage of revenue, general and administrative expense was 9.9% and 12.9% for 1998 and 1997, respectively.

      Merger-Related Costs. In connection with the Net2Net acquisition, we recorded merger-related charges for transaction costs, integration expenses and restructuring charges of approximately $5.1 million. Transaction costs totaled approximately $4.2 million and consisted primarily of fees for investment bankers, attorneys, accountants, and other direct transaction costs. Integration expenses totaled approximately $0.2 million and consisted of incremental and non-recurring costs necessary to integrate Visual and Net2Net. These costs were expensed as incurred. In May 1998, we recorded a restructuring charge of approximately $2.7 million primarily in connection with the consolidation of Visual and Net2Net’s manufacturing, sales, marketing and administrative functions as well as the discontinuance of certain Net2Net product development efforts. The consolidation included a reduction in employees that resulted in severance and other termination benefits including out-placement assistance. The remaining restructuring costs related primarily to the termination of contractual obligations, including leases and OEM distribution agreements, with no future benefit. During 1998, approximately $0.7 million was charged against the restructuring reserve. This amount included approximately $0.5 million related to employee termination costs and approximately $0.2 million related to contractual obligations. In December 1998, we reversed the remaining $2.0 million of the restructuring accrual. The lower than estimated cost resulted from fewer than planned terminations and higher than planned attrition, along with lower than estimated costs associated with exiting certain contractual obligations. As of December 31, 1998, all amounts due under contractual obligations were paid and all of the employee terminations were completed and the related benefits were paid.

      Net Loss. Our net loss was $6.5 million for 1998, as compared to the net loss of $9.2 million for 1997, a decrease of $2.7 million. This decrease was due primarily to the revenue and gross profit increases described above offset by increased operating and merger-related costs described above.

Liquidity and Capital Resources

      At December 31, 1999, our combined balance of cash, cash equivalents and short-term investments was $54.6 million as compared to $52.7 million as of December 31, 1998. Cash provided by operating activities was approximately $6.4 million for 1999. Capital expenditures were approximately $5.8 million for 1999.

      We require substantial working capital to fund our core business, particularly to finance inventories, accounts receivable, research and development activities and capital expenditures. Additionally, we require substantial working capital to support our acquisition strategy. We currently anticipate that capital expenditures for 2000 are not expected to exceed $10 million. Our future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products and market acceptance of our products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms, if at all.

      In addition to our cash and cash equivalents, our other principal source of liquidity is our bank credit facility. The credit facility includes a revolving line of credit providing for borrowings up to the lesser of $7.0 million or 85% of eligible accounts receivable (as defined in the credit facility) as well as a $1.0 million capital equipment line. The agreement entitles Silicon Valley Bank to a negative pledge of our inventory and accounts receivable. The agreement contains restrictive financial covenants, including, but not limited to, restrictions related to liquidity, profitability and net worth as well as restrictions related to acquisitions, dispositions of assets, distributions, and investments. As of December 31, 1999, there were no borrowings outstanding under the bank credit facility.

      Substantially all of our product sales to date have been made to customers in the U.S. We intend to increase its sales efforts in foreign markets. We plan to sell our products to foreign customers at prices denominated in U.S. dollars. However, if the Company commences selling material volumes of product to such customers at prices not denominated in U.S. dollars, we intend to adopt a strategy to hedge against fluctuations in foreign currency.

      We believe that existing sources of liquidity will be sufficient to fund our capital expenditures and working capital needs for the next 18 to 24 months. We may consider from time to time various financing alternatives and may seek to raise additional capital through equity or debt financing or to enter into strategic arrangements. There can be no assurance, however, that any such financing alternatives will be available on terms acceptable to us, if at all.

Risk Factors

Our success depends on service provider companies incorporating our product into their infrastructure.

      Network service companies have not typically offered products and services that enable their customers to measure and test the level of service they receive on their communications networks, and if these companies do not want to offer this type of service, our future revenues could be significantly lower than anticipated. Our leading sales and marketing strategy, which we refer to as the “provider deployment model,” depends on sales of Visual UpTime and Visual IP Insight to service provider companies for them to deploy as part of their network infrastructure. For 1999, sales to service providers represented approximately 72% of total revenue. Although we expect that for 2000 a significant portion of our revenue will be attributable to sales of our products under the provider deployment model, we cannot be sure that we will be successful in persuading service provider companies to continue to adopt this model for Visual UpTime and Visual IP Insight.

      We believe that the success of the provider deployment model depends on a number of factors over which we may have little or no control, including:

•	acceptance of and satisfaction with our systems by service provider companies and their customers;

•	the realization of operating cost efficiencies when Visual Uptime and/or Visual IP Insight is deployed;

•	our ability to demonstrate the operational benefits of Visual UpTime and Visual IP Insight;

•	the generation of demand for these systems from customers and support for the systems by the service provider companies’ sales forces;

•	the competitive dynamics between service provider companies that provide communication networks for wide area use and the development of service for IP networks overall;

•	our successful development of systems and products that address the requirements for systems deployed as part of a service provider company’s infrastructure;

•	the timing and successful completion of integration development work by service provider companies to incorporate our service management functionality into their operational infrastructure; and

•	the absence of new technologies that make our products and systems obsolete before they become standardized in network systems.

      The failure of our products to become an accepted part of the service provider companies’ service offerings or a slower than expected increase in the volume of sales by us to these companies would have a material adverse effect on our business, financial condition and results of operations.

Our long sales cycle requires us to expend significant resources on potential sales opportunities that may never be consummated.

      If we do not eventually generate additional revenue from our sales and marketing efforts, the expended resources and lack of increased revenues could have a material adverse affect on our business, financial condition and results of operations. Our future business prospects depend on growing the sales of our products and services. The provider deployment model under which we are emphasizing future sales is characterized by a long sales cycle to turn opportunities into sales.

      The risks inherent in the long sales cycle for Visual UpTime and Visual IP Insight, many of which we have little or no control over, include:

•	service provider companies’ internal acceptance reviews;

•	service provider companies’ budgetary constraints and technology assessment;

•	service provider companies’ lengthy decision-making processes;

•	the attendant delays frequently associated with service provider companies’ internal procedures to approve large capital expenditures; and

•	the substantial commitment of capital from service provider companies.

      Sales of Visual UpTime and Visual IP Insight generally involve significant testing by and education of both service provider companies and their customers as well as a substantial commitment of our sales and marketing resources. As a result, we may expend significant resources pursuing potential sales opportunities that will not be consummated. Even if the provider deployment model is implemented, curtailment or termination of service provider company marketing programs, decreases in service provider company capital budgets or reduction in the purchasing priority assigned to products such as Visual UpTime and Visual IP Insight, particularly if significant and unanticipated by us, could have a material adverse effect on our business, financial condition and results of operations.

The loss of Sprint, AT&T or MCI as a customer could harm our business.

      Our provider deployment model depends predominantly on sales to service provider companies. The loss of either Sprint, AT&T or MCI, which have historically provided a majority of our revenue, would result in a substantial loss of revenue that could have a material adverse effect on our business, financial condition and results of operations. During 1998, Sprint, AT&T and MCI accounted for 27%, 16% and 13%, respectively, of our consolidated revenue. During 1999, Sprint, AT&T and MCI accounted for 25%, 25% and 8%, respectively, of our consolidated revenue. As our provider deployment model develops, this concentration should continue as our customer base will consist predominantly of service provider companies. The concentration will be further increased upon the consummation of the pending merger between Sprint and MCI.

      Existing service provider company customers are not easily replaced because of the relatively few participants in that market. High barriers to entry due to extraordinary capital requirements and the likelihood that mergers of existing providers may further reduce their number mean that replacing a significant network provider company customer will be even more difficult in the future.

      Furthermore, the small number of customers means that the reduction, delay or cancellation of orders or a delay in shipment of our products to any one service provider company customer could have a material adverse effect on our business, financial condition and results of operations.

      Our anticipated dependence on sizable orders from a limited number of service provider companies will make the relationship between us and each service provider company critically important to our business. As our relationships with these service provider companies evolve over time, we will make adjustments to product specifications, forecasts and delivery timetables in response to service provider company demands and expectations. Further, because none of our agreements contain minimum purchase requirements, there can be no assurance that the issuance of a purchase order will result in significant repeat business. Any inability to manage our service provider company relationships successfully could have a material adverse effect on our business, financial condition and results of operations.

Our industry is characterized by rapid technological change and we must adapt quickly to these changes to compete effectively.

      The market for Frame Relay, ATM and IP/ Internet network services is characterized by rapid changes, including continuing advances in technology, frequent new product introductions, changes in customer requirements and preferences and changes in industry standards. If we are unable to develop and introduce new products and product enhancements in a timely fashion that accommodate these changes, we will likely lose customers and business which could have a material adverse effect on our business, financial condition and results of operations. The introduction of new technologies or advances in techniques for network services or the integration of service level management functionality into other network hardware components could render our products obsolete or unmarketable. There can be no assurance that (i) Visual UpTime and/or Visual IP Insight will continue to compete successfully; (ii) our future product offerings will keep pace with the technological changes implemented by our competitors; (iii) our products will satisfy evolving industry standards or preferences of existing or prospective customers; or (iv) we will be successful in developing and marketing products for any future technology. Failure to achieve any one of these objectives could have a material adverse effect on our business, financial condition and results of operations.

Our future success depends on continued market acceptance of the IP technology and our ability to adapt to new network technologies that may develop.

      Because Visual UpTime is deployed predominantly on IP networks, our near-term success will depend on the continued market acceptance of IP technology as a preferred networking solution. If services for IP networking do not maintain widespread market acceptance, the market for our products will be substantially reduced which could have a material adverse effect on our business, financial condition and results of operations. Although we are currently devoting significant resources to the development of additional products, there can be no assurance that we will complete the development of these or any future products in a timely fashion, that we will successfully manage the transition from existing products, that our future products will achieve market acceptance, or if market acceptance is achieved, that we will be able to maintain such acceptance for a significant period of time. If we are unable to develop products on a timely basis that address changing customer needs and technologies, we may lose market share to competitors or be required to substantially increase development expenditures. Such an increase in research and development expenditures may have a material adverse effect on our business, financial condition and results of operations. There also can be no assurance that products or technologies developed by others will not adversely affect our competitive position or render our products or technologies noncompetitive or obsolete.

The success of our business depends on the widespread adoption of the Internet by business and consumers for e-commerce and communications.

      Because our Internet service management products and services are based on providing performance measurement and diagnostics for the Internet and corporate IP networks, the Internet must be widely adopted, in a timely manner, as a means of electronic commerce, or e-commerce, and communications. If this adoption should not occur, our business, financial condition and results of operations could be adversely affected. Because e-commerce and communications over the Internet are new and evolving, it is difficult to predict the size of this market and its sustainable growth rate. In addition, we believe that the use of the Internet for conducting business transactions could be hindered for a number of reasons, including, but not limited to:

•	security concerns including the potential for fraud or theft of stored data and information communicated over the Internet;

•	inconsistent quality of service, including well-publicized outages of popular web sites;

•	lack of availability of cost-effective, high-speed service;

•	limited numbers of local access points for corporate users;

•	delay in the development of enabling technologies or adoption of new standards;

•	inability to integrate business applications with the Internet;

•	the need to operate with multiple and frequently incompatible products; and

•	a lack of tools to simplify access to and use of the Internet.

Improvements to the infrastructure of the Internet could reduce or eliminate demand for our Internet performance measurement products and services.

      The demand for our Internet service management products and services could be reduced or eliminated if future improvements to the infrastructure of the Internet lead companies to conclude that measuring and evaluating the performance of their networks is no longer important to their business. The Internet is a complex, heterogeneous network of communications networks with multiple operators and vendors supplying and managing the underlying infrastructure as well as connections to this infrastructure. Because the inherent complexity of the Internet currently causes significant e-commerce quality-of-service problems for companies, the vendors and operators that supply and manage the underlying infrastructure are continuously seeking to improve the speed, availability, reliability and consistency of the Internet. If these vendors and operators succeed in significantly improving the performance of the Internet, which would result in corresponding improvements in the performance of companies’ networks, demand for our products and services would likely decline which could have a material adverse effect on our business, financial condition and results of operations.

Errors in our products or services could discourage customers and damage our reputation.

      If our existing or future products or services contain errors that are not detected before shipment, we could experience a loss of or delay in market acceptance of our products, diversion of development resources, damage to our reputation or increases in service or warranty costs, any of which could have a material adverse effect upon our business, financial condition and results of operations. Products and services as complex as those we offer may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in new products and services until commercial shipments have commenced.

We face growing competition that could make it difficult for us to acquire and retain customers.

      The market for service management systems for corporate IP networks and the Internet is new and rapidly evolving. We expect competition in this market to intensify in the future. Our competitors vary in size and in the scope and breadth of the products and services that they offer. Many of these competitors have greater financial, technical, marketing and other resources than us, and some have well established relationships with our current and potential customers. As a result, these competitors may be able to respond to new or emerging technologies and changes in customer requirements more effectively than us, or devote greater resources than us to the development, promotion and sale of products. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

      Companies directly competing with Visual UpTime include:

•	ADC Telecommunications, Inc. — Kentrox Division;

•	Adtran, Inc.;

•	Digital Link Corp.;

•	Agilent Technologies, Inc.;

•	NetScout Systems, Inc.;

•	Network Associates, Inc.;

•	Paradyne Corporation;

•	Sync Research, Inc.; and

•	Telecommunications Techniques Corporation

      Companies directly competing with Visual IP Insight include:

•	Concord Communications, Inc.;

•	First Sense Software, Inc.;

•	Ganymede Software, Inc.;

•	Agilent Technologies, Inc.;

•	Lucent Technologies, Inc. — INS/ InSoft Division;

•	Micromuse, Inc.;

•	MDIS Group plc

•	Jyra Research, Inc.

•	NextPoint Networks, Inc.; and

•	Response Networks, Inc.

      Companies directly competing with Visual Internet Benchmark include:

•	Freshwater Software, Inc.;

•	Internet Resources Group;

•	Keynote Software, Inc.; and

•	Exodus Communications, Inc. — Service Metrics Division

      We expect that we may experience competition from less expensive products and services that provide only a portion of the functionality provided by our products and services. In particular, as prices for network equipment components such as DSU/CSUs decrease, customers may decide to purchase these less expensive products even though they lack certain features offered by our products. For example, we expect that participants with strong capabilities in these various segments could partner with each other to offer products that supply functionality approaching that provided by Visual UpTime. We are aware of such arrangements between Digital Link and NetScout, and NetScout and Paradyne. The success of such products could have a material adverse effect on our business, financial condition and results of operations.

      If we expand the scope of our products and services, we may encounter many additional, market-specific competitors. These potential competitors include companies that sell network management software such as Lucent Technologies, Inc. — OneVision Division and Telecordia Technologies, Inc., each of which has announced products that could potentially compete with us in the future. The success of such products could have a material adverse effect on our business, financial condition and results of operations.

We have a history of losses and an accumulated deficit and we may not be profitable in the future.

      Our limited history, operating losses and accumulated deficit make predicting our future operating results difficult. We were organized in 1993 and introduced Visual UpTime in mid-1995. Accordingly, we have only a limited operating history upon which an evaluation of our product and prospects can be based. As of December 31, 1999, we had an accumulated deficit of approximately $31.5 million. Although we reported net income of $3.6 million for 1999, we incurred consolidated net losses in 1997 and 1998 of approximately $9.2 million and $6.5 million, respectively. The loss in 1997 related primarily to our expenditures associated with the development and marketing of the Visual UpTime product, the products of Net2Net and the products of Inverse. The loss in 1998 related primarily to the effect of the merger-related costs and the effect of the Net2Net and Inverse operating losses prior to the respective dates of acquisition.

      Our revenue may not continue to grow or be sustained in the future. Although we have recently experienced an increase in revenue from service provider companies, such growth should not be considered indicative of future revenue growth, if any, or of future operating results. Our revenue in any period depends primarily on the volume and timing of orders received during the period, which are difficult to predict. Our expense levels are based, in part, on the expectation of future revenue. If revenue levels are below expectations due to delays associated with customers’ decision-making processes or for any other reason, operating results are likely to be materially and adversely affected. Results of operations may be affected disproportionately by a reduction in revenue because a large portion of our expenses are fixed and cannot be easily reduced without adversely affecting our business. In addition, we currently intend to increase funding of research and product development efforts and sales, marketing and customer support operations and to expand distribution channels. To the extent such expenses precede or are not promptly followed by increased revenue, our business, financial condition and results of operations could be adversely affected.

Our dependence on sole and limited source suppliers makes the price we pay for important components in our products more volatile.

      We purchase many key components used in the manufacture of our products only from sole or limited sources. If a sole or limited source supplier raises their prices, delays shipments or becomes unable or unwilling to supply a key component, we may be forced to obtain these components from alternative sources if they are available which could impair our ability to deliver our products to our customers in a timely and cost-effective manner, or could force us to increase our prices or reduce our gross profit margins. Any of these events could have a material adverse effect on our business, financial condition and results of operations and could jeopardize our relationships with those customers.

      The risks associated with being dependant on sole or limited source suppliers of key components include the following:

•	we have not identified alternative suppliers for all of our key components and we may not be able to find alternative suppliers, if necessary, or find alternative components of comparable quality;

•	we will have to qualify alternative suppliers before we purchase components from them which will, even if successful, necessarily delay the process of procuring the replacement components;

•	most of our suppliers do not have long-term agreements with us, so these suppliers could suddenly increase component prices;

•	even minor delays in shipments of key components from suppliers — which we have experienced in the past — could delay the shipment of our products;

•	although all of our sole or limited source suppliers are based in the United States, some of them may manufacture or acquire components from outside of the United States and thus they may be unable to deliver their components if their own supplies are interrupted by events in other countries; and

•	some of the components, including dynamic random access memories and embedded communications processors, are subject to significant price fluctuations.

      Sole-source components presently include framers, certain semiconductors, embedded communications processors, communication controllers and line interface components.

We may face difficulties assimilating and may incur costs associated with any future acquisitions.

      As part of our business strategy, we may seek to acquire or invest in businesses, products or technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. Acquisitions could create risks for us, including:

•	difficulties in assimilation of acquired personnel, operations and technologies;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with channel partners of our products and services and our customers; and

•	use of substantial portions of our available cash to consummate the acquisition.

      Our failure to successfully assimilate companies acquired by us in the future and the occurrence of unanticipated costs that may arise in connection with such acquisitions, could have a material adverse effect on our business, financial condition and results of operations.

If we expand our international activities, our business will be susceptible to additional risks associated with international operations.

      We believe we must expand the sales and marketing activities for our products and services outside the United States and hire additional international personnel. Therefore, we expect to commit significant resources to expand our international sales and marketing activities, which were less than 10% of our consolidated revenue for 1999 and prior periods. With respect to the Visual Internet Benchmark product, we intend to deploy additional measurement computers worldwide, which would require us to maintain and service computers over longer distances.

      Conducting international operations would subject us to risks we do not face in the United States. These include, but are not limited to:

•	currency exchange rate fluctuations;

•	seasonal fluctuations in purchasing patterns;

•	unexpected changes in regulatory requirements;

•	maintaining and servicing computer hardware in distant locations;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	the burdens complying with a wide variety of foreign laws; and

•	reduced protection for intellectual property rights in some countries.

      The Internet and other IP services, such as Frame Relay and ATM, may not be used as widely in other countries and the adoption of public data service for transporting mission-critical applications may evolve slowly or may not evolve at all. As a result, we may not be successful in selling our products and services to customers in markets outside the United States. Failure to expand our international activities successfully could have a material adverse effect on our business, financial condition and results of operations.

The loss of key people could jeopardize our growth prospects.

      The loss of the services of our President and Chief Executive Officer or any other key employee could adversely affect our ability to execute our business plan and could have a material adverse effect on our business, financial conditions and results of operations. Our success depends to a significant degree upon the continuing contributions of our key management and technical employees, particularly Scott E. Stouffer, our Chairman, President and Chief Executive Officer.

Our inability to hire and retain employees may hurt our growth prospects.

      If we fail to hire and retain personnel, it could damage our ability to grow and expand our business. Our future success depends on our ability to attract and retain highly skilled managerial, sales, marketing, customer support and product development personnel. Intense competition for technically trained sales and product development personnel makes recruiting qualified personnel difficult. There can be no assurance that we will be successful in retaining our key employees or that we can attract or retain additional skilled personnel as required. Failure to attract and retain key personnel could have a material adverse effect on our business, financial condition and results of operations.

Others may claim that we infringe their intellectual property rights.

      If others claim that our products infringe on their intellectual property rights, whether the claims are valid or not, we may be forced to spend significant sums in litigation, pay damages, delay product shipments, reengineer our products or acquire licenses to the claimant’s intellectual property. We expect that these claims may become more common as the number of products in the network management industry increases and the functionality of these products further overlaps. If a claimant is successful in a lawsuit arising from such a claim, it could have a material adverse effect on our business, financial condition and results of operations.

We must protect our intellectual property rights.

      Our success is dependent on our proprietary technology and intellectual property rights. We hold three patents and also rely on copyright and trade secret laws, trademarks, confidentiality procedures and contractual provisions to protect our proprietary software, documentation and other proprietary information. These protection methods may not be adequate to prevent competitors from developing similar technology. Moreover, in the absence of patent protection, our business may be adversely affected by competitors that develop functionally equivalent technology. Litigation to enforce our intellectual property rights, regardless of its success or failure, could be burdensome and expensive and could involve a high degree of uncertainty. In addition, legal proceedings may divert management’s attention from growing our business.

      We may be subject to additional risk as we enter into transactions in countries where intellectual property laws are not well developed or enforced effectively. Legal protection of our rights may be ineffective in such countries, and technology developed or used in such countries may not be protectable in jurisdictions where protection is ordinarily available. Failure to adequately protect our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

We have antitakeover protections that may delay or prevent a change in control that could benefit our stockholders.

      Terms of our certificate of incorporation and bylaws make it more difficult for another individual or company to acquire control of our company, even if a change of control would benefit our stockholders. These terms include:

•	our board of directors, without stockholder approval, may issue up to 5,000,000 shares of preferred stock on terms that they determine. This preferred stock could be issued quickly with terms that delay or prevent the change in control of our company, make removal of management more difficult or depress the price of our stock;

•	certain provisions of our Certificate of Incorporation and Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest;

•	we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law which prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner;

•	our board of directors is “staggered” so that only a portion of its members are elected each year;

•	only our board of directors, our chairman of the board, our president or stockholders holding a majority of our stock can call special stockholder meetings; and

•	special procedures must be followed in order for stockholders to present proposals at stockholder meetings.

      In addition, our credit facility with Silicon Valley Bank prohibits us from engaging in a merger with or being acquired by another entity without their consent, unless we are the surviving entity.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10.  Our Directors and Executive Officers of the Company.

      The information required by Item 10 is hereby incorporated by reference from the Proxy Statement for our 2000 Annual Meeting of Stockholders.

Item 11.  Executive Compensation.

      The information required by Item 11 is hereby incorporated by reference from the Proxy Statement for our 2000 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      The information required by Item 12 is hereby incorporated by reference from the Proxy Statement for our 2000 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions.

      The information required by Item 13 is hereby incorporated by reference from the Proxy Statement for our 2000 Annual Meeting of Stockholders.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Page
Number

(a) Documents filed as part of the report:

(1) Report of Independent Public Accountants	F-2

Consolidated Balance Sheets as of December 31, 1998 and 1999	F-3

Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 1997, 1998 and 1999	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999	F-7

Notes to Consolidated Financial Statements	F-8

(2) Financial Statement Schedule	S-1

(3) Exhibits

      The following exhibits are filed or incorporated by reference, as stated below:

Exhibit
Number	Description

3.1$	Amended and Restated Certificate of Incorporation of the Company.
3.2*	Restated By-Laws of the Company.
10.1*	1994 Stock Option Plan.
10.2*	1997 Omnibus Stock Plan, as amended.
10.3*	Amended and Restated 1997 Directors’ Stock Option Plan.
10.5*†	Reseller/ Integration Agreement, dated August 29, 1997, by and between the Company and MCI Telecommunications Corporation.
10.5.1$$$††	Second Amendment, dated November 4, 1998, to the Reseller/ Integration Agreement between the Company and MCI Telecommunications Corporation (relating to Exhibit 10.5).

Exhibit
Number	Description

10.6*†	Master Reseller Agreement, dated as of August 23, 1996, between Sprint/ United Management Company and the Company.
10.6.1	Amendment No. 7 to Agreement between the Company and Sprint/ United Management Company dated as of March 23, 2000 (relating to Exhibit 10.6).
10.7*†	General Agreement for the Procurement of Equipment, Services and Supplies between the Company and AT&T Corp.
10.8*	Lease Agreement, dated December 12, 1996, by and between the Company and The Equitable Life Assurance Society of The United States.
10.8.1*	Lease Amendment, dated September 2, 1997, by and between the Company and The Equitable Life Assurance Society of The United States (relating to Exhibit 10.8).
10.8.2$$$	Second Lease Amendment, dated February 8, 1999, by and between the Company and TA/ Western, LLC, successor to The Equitable Life Assurance Society of The United States (relating to Exhibit 10.8).
10.8.3	Third Lease Amendment, dated January 10, 2000, by and between the Company and TA/Western, LLC (relating to Exhibit 10.8).
10.9	Sublease, dated October 1, 1999, between the Company and Micron Technology, Inc.
10.10*	Employment Agreement, dated December 15, 1994, by and between the Company and Scott E. Stouffer, as amended.
10.12*	Terms of Employment, dated June 11, 1997, by and between the Company and Peter J. Minihane, as amended.
10.13	Employment Agreement, dated September 15, 1999, by and between Inverse Network Technology and Michael Watters.
10.15%	Loan and Security Agreement, dated April 5, 1999, by and between Silicon Valley Bank and the Company.
10.15.1%	Revolving Promissory Note issued by the Company on April 5, 1999, to Silicon Valley Bank (relating to Exhibit 10.15).
10.15.2%	Equipment Term Note No. 1 of 2 issued by the Company on April 5, 1999 (relating to Exhibit 10.15).
10.15.3%	Equipment Term Note No. 2 of 2 issued by the Company on April 5, 1999 (relating to Exhibit 10.15).
10.17**	Net2Net 1994 Stock Option Plan.
10.20$$	1999 Employee Stock Purchase Plan.
10.21%%	Agreement and Plan of Merger, dated April 15, 1998, by and among the Company, Visual Acquisitions Two, Inc. and Inverse Network Technology.
10.22%%%	Inverse Network Technology 1996 Stock Option Plan.
16.1*	Letter regarding change in certified accountants.
21.1	List of subsidiaries of the Company.
23.1	Consent of Arthur Andersen LLP.
24.1	Powers of Attorney (included in signature pages).
27.1	Financial Data Schedule.

*	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-41517.

**	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, No. 333-53153.

%	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, No. 333-90105.

%%	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 8, 1999.

%%%	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, No. 333-88719.

$	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1999.

$$	Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed April 30, 1999.

$$$	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

†	Portions of these Exhibits were omitted and have been filed separately with the Secretary of the SEC pursuant to the Company’s Applications Requesting Confidential Treatment under Rule 406 of the Act, filed on December 22, 1997, January 28, 1998 and February 4, 1998.

††	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 of the Exchange Act of 1934.

(b) Reports on Form 8-K

      We filed a Current Report on Form 8-K on October 8, 1999, reporting as an Item 2 event the closing of the merger with Inverse Network Technology.

      We filed a Current Report on Form 8-K on November 12, 1999, reporting as an Item 5 event our post-merger financial results on a consolidated basis, reflecting our combined operations including Inverse Network Technology.

(c) Exhibits

      The exhibits required by this Item are listed under Item 14(a)(3).

(d) Financial Statement Schedules

      The consolidated financial statement schedules required by this Item are listed under Item 14(a)(2).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rockville, Maryland, on the 24th day of March, 2000.

VISUAL NETWORKS, INC.

By:	/s/ SCOTT E. STOUFFER

Scott E. Stouffer
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the date indicated.

      Each person whose signature appears below in so signing also makes, constitutes and appoints Scott E. Stouffer, Peter J. Minihane and Nancy A. Spangler, and each of them acting alone, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this Report, with exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ SCOTT E. STOUFFER Scott E. Stouffer	President, Chief Executive Officer and Director (Principal Executive Officer)	3/24/00

/s/ PETER J. MINIHANE Peter J. Minihane	Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	3/24/00

/s/ GRANT G. BEHRMAN Grant G. Behrman	Director	3/24/00

/s/ MARC F. BENSON Marc F. Benson	Director	3/24/00

/s/ THEODORE R. JOSEPH Theodore R. Joseph	Director	3/24/00

/s/ TED H. MCCOURTNEY Ted H. McCourtney	Director	3/24/00

/s/ THOMAS A. SMITH Thomas A. Smith	Director	3/24/00

/s/ WILLIAM J. SMITH William J. Smith	Director	3/24/00

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

Visual Networks, Inc.:

      We have audited the accompanying consolidated balance sheets of Visual Networks, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visual Networks, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Vienna, Virginia

January 14, 2000

VISUAL NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,

	1998	1999

Assets

Current assets:

Cash and cash equivalents	$51,655	$54,629

Short-term investments	1,002	—

Accounts receivable, net of allowance of $493 and $754, respectively	5,948	9,374

Inventory	5,086	7,998

Other current assets	1,902	2,472

Total current assets	65,593	74,473

Property and equipment, net	5,814	8,566

Other assets	373	115

Total assets	$71,780	$83,154

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable and accrued expenses	$6,388	$8,114

Accrued compensation	2,853	3,640

Customer deposits	4,613	—

Deferred revenue	7,957	11,798

Current portion of long-term debt	636	568

Total current liabilities	22,447	24,120

Long-term debt, net of current portion	1,011	782

Total liabilities	23,458	24,902

Commitments and contingencies (Note 9)

Stockholders’ equity:

Common stock, $.01 par value; 50,000,000 shares authorized, 24,190,219 and 24,833,609 shares issued and outstanding as of December 31, 1998 and 1999, respectively	242	248

Additional paid-in capital	83,977	90,169

Notes receivable from stockholders	(147)	—

Deferred compensation	(739)	(705)

Accumulated deficit	(35,011)	(31,460)

Total stockholders’ equity	48,322	58,252

Total liabilities and stockholders’ equity	$71,780	$83,154

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,

	1997	1998	1999

Revenue	$29,300	$56,088	$91,719

Cost of revenue	11,179	20,829	30,888

Gross profit	18,121	35,259	60,831

Operating expenses:

Research and development	9,148	13,771	16,677

Sales and marketing	14,555	19,759	24,447

General and administrative	3,798	5,528	7,928

Merger-related costs	—	5,069	6,776

Total operating expenses	27,501	44,127	55,828

Income (loss) from operations	(9,380)	(8,868)	5,003

Interest income, net	165	2,413	2,270

Income (loss) before income taxes	(9,215)	(6,455)	7,273

Provision for income taxes	—	—	(3,722)

Net income (loss)	(9,215)	(6,455)	3,551

Dividends and accretion on preferred stock	(1,457)	(171)	—

Net income (loss) attributable to common stockholders	$(10,672)	$(6,626)	$3,551

Basic income (loss) per share	$(1.44)	$(0.30)	$0.14

Diluted income (loss) per share	$(1.44)	$(0.30)	$0.13

Basic weighted-average shares outstanding	7,431	21,946	24,583

Diluted weighted-average shares outstanding	7,431	21,946	26,547

Pro forma basic and diluted loss per share	$(0.51)	$(0.28)

Pro forma basic and diluted weighted-average shares outstanding	18,037	23,166

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Redeemable
	Convertible		Series A Convertible
	Preferred Stock		Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 1996	7,228,473	$13,398	347,070	$3	7,337,314	$73

Accretion on preferred stock	—	235	—	—	—	—

Accrued dividends on preferred stock	—	1,222	—	—	—	—

Issuance of common stock	—	—	—	—	35,504	—

Exercise of stock options	—	—	—	—	152,452	2

Deferred compensation	—	—	—	—	—	—

Amortization of deferred compensation	—	—	—	—	—	—

Net loss	—	—	—	—	—	—

Balance, December 31, 1997	7,228,473	14,855	347,070	3	7,525,270	75

Accretion on preferred stock	—	16	—	—	—	—

Accrued dividends on preferred stock	—	125	—	30	—	—

Conversion of preferred stock and payment of dividend	(7,228,473)	(14,996)	(347,070)	(33)	10,605,735	106

Issuance of common stock	—	—	—	—	5,325,849	53

Repurchase of common stock	—	—	—	—	(75,073)	—

Exercise of stock options and warrants	—	—	—	—	785,274	8

Issuance of common stock for services	—	—	—	—	6,316	—

Settlement of note for common stock	—	—	—	—	16,848	—

Deferred compensation	—	—	—	—	—	—

Amortization of deferred compensation	—	—	—	—	—	—

Net loss	—	—	—	—	—	—

Balance, December 31, 1998.	—	—	—	—	24,190,219	242

Exercise of stock options and warrants	—	—	—	—	699,266	7

Income tax benefit from exercise of stock options	—	—	—	—	—	—

Issuance of common stock under employee stock purchase plan	—	—	—	—	4,182	—

Repurchase of common stock	—	—	—	—	(60,058)	(1)

Repayment of shareholder notes	—	—	—	—	—	—

Deferred compensation	—	—	—	—	—	—

Amortization of deferred compensation	—	—	—	—	—	—

Net income	—	—	—	—	—	—

Balance, December 31, 1999.	—	$—	—	$—	24,833,609	$248

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — (Continued)

(in thousands, except share data)

		Notes
	Additional	Receivable
	Paid-In	From	Deferred	Accumulated
	Capital	Stockholders	Compensation	Deficit	Total

Balance, December 31, 1996.	$14,891	$—	$—	$(17,713)	$(2,746)

Accretion on preferred stock	—	—	—	(235)	(235)

Accrued dividends on preferred stock	—	—	—	(1,222)	(1,222)

Issuance of common stock	94	—	—	—	94

Exercise of stock options	26	—	—	—	28

Deferred compensation	292	—	(292)	—	—

Amortization of deferred compensation	—	—	45	—	45

Net loss	—	—	—	(9,215)	(9,215)

Balance, December 31, 1997.	15,303	—	(247)	(28,385)	(13,251)

Accretion on preferred stock	—	—	—	(16)	(16)

Accrued dividends on preferred stock	—	—	—	(155)	(125)

Conversion of preferred stock and payment of dividend	14,923	—	—	—	14,996

Issuance of common stock	51,800	—	—	—	51,853

Repurchase of common stock	(1)	—	—	—	(1)

Exercise of stock options and warrants	804	(147)	—	—	665

Issuance of common stock for services	—	—	—	—	—

Settlement of note for common stock	542	—	—	—	542

Deferred compensation	606	—	(606)	—	—

Amortization of deferred compensation	—	—	114	—	114

Net loss	—	—	—	(6,455)	(6,455)

Balance, December 31, 1998.	83,977	(147)	(739)	(35,011)	48,322

Exercise of stock options and warrants	2,047	—	—	—	2,054

Income tax benefit from exercise of stock options	3,722	—	—	—	3,722

Issuance of common stock under employee stock purchase plan	132	—	—	—	132

Repurchase of common stock	—	—	—	—	(1)

Repayment of shareholder notes	—	147	—	—	147

Deferred compensation	291	—	(291)	—	—

Amortization of deferred compensation	—	—	325	—	325

Net income	—	—	—	3,551	3,551

Balance, December 31, 1999.	$90,169	$—	$(705)	$(31,460)	$58,252

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,

	1997	1998	1999

Cash Flows From Operating Activities:

Net income (loss)	$(9,215)	$(6,455)	$3,551

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	1,103	1,912	4,033

Loss on disposal of property and equipment	408	—	—
Changes in assets and liabilities —

Accounts receivable	(1,824)	(1,422)	(3,426)

Inventory	(2,326)	(1,362)	(2,912)

Other assets	(513)	(1,384)	(312)

Accounts payable and accrued expenses	4,283	290	5,448

Accrued compensation	819	1,075	787

Customer deposits	3,068	1,545	(4,613)

Deferred revenue	5,486	1,222	3,841

Net cash provided by (used in) operating activities	1,289	(4,579)	6,397

Cash Flows From Investing Activities:

Net (purchases) sales/maturities of short-term investments	—	(1,002)	1,002

Proceeds from sale leaseback transactions	544	—	750

Expenditures for property and equipment	(1,898)	(5,234)	(5,828)

Net cash used in investing activities	(1,354)	(6,236)	(4,076)

Cash Flows From Financing Activities:

Series A Convertible Preferred Stock dividend	—	(30)	—

Proceeds from issuance of common stock, net of issuance costs	94	51,853	—

Exercise of stock options and warrants	28	652	2,054

Proceeds from employee stock purchase plan	—	—	132

Proceeds/repayments from note payable to/from stockholders	500	—	147

Repurchase of common stock	—	—	(1)

Net borrowings (repayments) under credit agreements	(348)	764	(1,079)

Principal payments on capital lease obligations	(290)	(370)	(600)

Net cash provided by (used in) financing activities	(16)	52,869	653

Net Increase (Decrease) in Cash and

Cash Equivalents	(81)	42,054	2,974

Cash and Cash Equivalents, Beginning of Year	9,682	9,601	51,655

Cash and Cash Equivalents, End of Year	$9,601	$51,655	$54,629

Supplemental Cash Flow Information:

Cash paid for interest	$143	$241	$232

Cash paid for income taxes	$—	$513	$—

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations and Summary of Significant Accounting Policies:

      Visual Networks, Inc. (“Visual” or the “Company”) designs, manufactures and sells service management systems for corporate networks based on the internet protocol (“IP”) and the Internet. Visual’s operations are subject to certain risks and uncertainties, including among others, successful implementation of the Visual sales and distribution model, long sales cycles, dependence on significant customers, rapidly changing technology, current and potential competitors with greater financial, technological, production, and marketing resources, dependence on sole and limited source suppliers, dependence on key management personnel, limited protection of intellectual property and proprietary rights, integration of its acquisitions, uncertainty of future profitability and possible fluctuations in financial results.

Business Combinations and Basis of Presentation

      On May 15, 1998, Visual acquired Net2Net Corporation (“Net2Net”) in a merger transaction accounted for as a pooling of interests. Net2Net was engaged in developing, manufacturing and marketing Asynchronous Transfer Mode (“ATM”) wide-area-network management and analysis systems. Visual issued 2,056,204 shares of its common stock in exchange for all of the outstanding preferred and common stock of Net2Net. In addition, outstanding Net2Net stock options were converted into options to purchase 189,733 shares of Visual common stock, a note payable by Net2Net was settled with 16,848 shares of the Company’s common stock, and the exercise of a warrant resulted in the issuance of 2,225 shares of the Company’s common stock.

      In connection with the Net2Net acquisition, the Company recorded merger-related costs of approximately $5,069,000. Transaction costs totaled approximately $4,111,000 and consisted primarily of fees for investment bankers, attorneys, accountants and other direct transaction costs. Integration costs totaled approximately $207,000 and consisted of incremental and non-recurring costs necessary to integrate Visual and Net2Net. These costs were expensed as incurred. Restructuring costs totaled approximately $751,000 (Note 6).

      On September 30, 1999, Visual acquired Inverse Network Technology (“Inverse”) in a merger transaction accounted for as a pooling of interests. Inverse is a provider of service level management software solutions and internet measurement services. Visual issued 4,096,429 shares of its common stock in exchange for all of the outstanding preferred and common stock of Inverse. In addition, outstanding Inverse stock options and warrants were converted into options and warrants to purchase 425,088 shares of Visual common stock.

      In connection with the Inverse acquisition, the Company recorded merger-related costs of approximately $6,776,000. Transaction costs totaled approximately $6,400,000 and consisted primarily of fees for investment bankers, attorneys, accountants and other direct transaction costs. The remaining $376,000 in non-recurring costs consisted primarily of the write-off of certain assets as a result of the merger and the accrual of certain employee benefits to conform the policies of Inverse with those of the Company.

      The accompanying consolidated financial statements have been retroactively restated to reflect the combined financial position and combined results of operations and cash flows for all periods presented, giving effect to the acquisitions of Net2Net and Inverse as if they had occurred at the beginning of the earliest period presented for Net2Net and as of April 1996, the date of inception, for Inverse (hereafter, Net2Net and Inverse will be collectively referred to as the “Pooled Entities” and Visual, Net2Net and Inverse are

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collectively referred to as the “Company”). Results of operations for the separate and combined companies prior to the poolings are as follows (in thousands):

	Year Ended
	December 31,

	1997	1998

Revenue:

Visual	$23,651	$49,699

Pooled Entities	5,649	6,389

	$29,300	$56,088

Net Income (Loss):

Visual	$(152)	$3,145

Pooled Entities	(9,063)	(9,600)

	$(9,215)	$(6,455)

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

Cash, Cash Equivalents and Short-Term Investments

      The Company considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains its cash and cash equivalents with high credit quality financial institutions. The Company’s cash equivalents consist primarily of investments in money market funds that invest in U.S. Treasury obligations, repurchase agreements collateralized by U.S. Treasury securities, and high quality corporate obligations. The Company had approximately $41,919,000 and $52,638,000, respectively, invested in money market funds as of December 31, 1998 and 1999 and approximately $1,991,000 invested in a bond fund as of December 31, 1999. The Company had short-term investments that consisted of U.S. corporate bonds with maturities in excess of three months of approximately $1,002,000 as of December 31, 1998. These investments were classified as available-for-sale securities and were reported at fair value. As of December 31, 1998, the difference between the fair value and the amortized cost of available-for-sale securities was not significant.

Fair Value of Financial Instruments

      Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The carrying values of current assets and current liabilities approximate fair value because of the relatively short maturities of these instruments. The fair value of the Company’s long-term debt is estimated using a discounted cash flow analysis based on the Company’s borrowing cost for similar credit facilities. The Company estimates that as of December 31, 1999, the fair value of its long-term debt does not differ materially from its carrying value.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      The Company’s service management products and services include hardware, software, benchmark services and technical support. The Company generally recognizes revenue from the sale or license of its products upon delivery and passage of title to the customer. Where agreements provide for evaluation or customer acceptance, the Company recognizes revenue upon the completion of the evaluation process and acceptance of the product by the customer. Maintenance contracts call for the Company to provide technical support and software updates to customers. The Company recognizes product support and maintenance revenue, including maintenance revenue that is bundled with product sales, ratably over the term of the contract period, which generally ranges from one to three years. Revenues from services are recognized when the services are performed. Subscription fees for the Company’s benchmark reports are deferred and recognized upon delivery of the reports.

      The Company adopted the American Institute of Certified Public Accountants (the “AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” in 1998 and recognizes software revenue in accordance with SOP 97-2. Effective December 15, 1998, the AICPA issued SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” This SOP amends SOP 98-4, “Deferral of Effective Date of a Provision of SOP 97-2” to extend the deferral of the application of passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning before March 15, 1999 and provides additional guidance regarding the accounting for multiple element software sales. The adoption of SOP 98-9 did not have a material effect on the Company’s operating results or financial position.

      The Company has agreements with certain resellers that provide price protection in the event that more favorable prices and terms are granted to any other customer. Reserves for estimated price protection credits are established by the Company concurrently with the recognition of revenue. The Company monitors the factors that influence the pricing of its products and reseller inventory levels and makes adjustments to these reserves when management believes that actual price protection credits may differ from established estimates.

Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and accounts receivable. The Company sells its products to large telecommunications and internet service providers and subscribers primarily in the United States. The Company grants uncollateralized credit terms to its customers and has not experienced any significant credit related losses. Accounts receivable include allowances to record receivables at their estimated net realizable value. For the year ended December 31, 1997, one customer individually represented 26% of revenue. For the year ended December 31, 1998, three customers individually represented 27%, 16% and 13% of revenue, respectively. For the year ended December 31, 1999, two customers each represented 25% of revenue.

Warranty

      The Company warrants its hardware products for periods of up to five years. Estimated warranty costs are charged to cost of revenue in the period in which revenue from the related product sale is recognized.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory

      Inventory is stated at the lower of average cost or market. Inventory consists of the following (in thousands):

	December 31,

	1998	1999

Raw materials	$821	$764

Work-in-progress	1,228	2,230

Finished goods	3,037	5,004

	$5,086	$7,998

Property and Equipment

      Property and equipment is carried at cost and depreciated over its estimated useful life, ranging from three to five years, using the straight-line method. Equipment held under capital leases is recorded at the present value of the future minimum lease payments and is amortized on a straight-line basis over the shorter of the assets’ useful lives or the relevant lease term, ranging from three to seven years.

      Property and equipment consists of the following (in thousands):

	December 31,

	1998	1999

Equipment and software	$6,991	$10,170

Furniture and fixtures	1,644	3,043

Leasehold improvements	59	1,684

	8,694	14,897

Less-Accumulated depreciation	(2,880)	(6,331)

	$5,814	$8,566

Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,

	1998	1999

Accounts payable	$2,055	$2,908

Accrued expenses	4,333	5,206

	$6,388	$8,114

Research and Development

      Research and development costs are expensed as incurred.

      The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Costs incurred prior to establishment of technological feasibility are expensed as incurred and reflected as research and development costs in the accompanying consolidated statements of operations. For the years ended December 31, 1997, 1998, and 1999, the Company did not capitalize any costs related to software development. During these periods, the time between the establishment of technological feasibility and general release of products was

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

very short. Consequently, costs otherwise capitalizable after technological feasibility were expensed as they were immaterial.

      In March 1998, the AICPA issued SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires the Company to capitalize internal computer software costs once the capitalization criteria are met. SOP 98-1 was effective January 1, 1999, and has been applied to all projects in progress upon initial application. The Company adopted SOP 98-1 on January 1, 1999 and its adoption had no material impact on the Company’s operating results or financial position.

Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

Basic and Diluted Earnings (Loss) per Share

      In March 1997, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.

      Diluted earnings (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 2,470,395 and 2,600,019 shares of common stock, respectively, that were outstanding at December 31, 1997 and 1998, were not included in the computation of diluted loss per share as their effect would be anti-dilutive. The treasury stock effect of options to purchase 3,953,444 shares of common stock that were outstanding as of December 31, 1999 was included in the computation of diluted earnings per share for the year ended December 31, 1999. The effect of preferred stock convertible into 10,605,735 shares of common stock as of December 31, 1997 has not been included in the computation of diluted loss per share as such effect would have been anti-dilutive. Similarly, the effect of preferred stock convertible into 10,605,735 shares of common stock outstanding from January 1, 1998 to February 11, 1998, has also not been included in the computation of diluted loss per share. The effect of the conversion of the preferred stock is included in the computation of both basic and diluted loss per share from the date of conversion on February 11, 1998. Pro forma basic and diluted weighted-average common shares outstanding assumes the conversion of all of the Company’s outstanding convertible preferred stock for each period presented.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following details the computation of the earnings (loss) per share (in thousands, except per share data):

	Year Ended December 31,

	1997	1998	1999

Adjustments to net income (loss):

Net income (loss)	$(9,215)	$(6,455)	$3,551

Dividends and accretion on preferred stock	(1,457)	(171)	—

Net income (loss) attributable to common stockholders	$(10,672)	$(6,626)	$3,551

Weighted-average share calculation:

Basic weighted-average shares outstanding:

Average number of shares of common stock outstanding	7,431	21,946	24,583

Diluted weighted-average shares outstanding:

Treasury stock effect of options and warrants	—	—	1,964

Diluted weighted-average shares outstanding	7,431	21,946	26,547

Pro forma basic and diluted weighted-average shares outstanding:

Conversion of preferred stock	10,606	1,220

Pro forma basic and diluted weighted-average shares outstanding	18,037	23,166

Income (loss) per common share:

Basic income (loss) per share	$(1.44)	$(0.30)	$0.14

Diluted income (loss) per share	$(1.44)	$(0.30)	$0.13

Pro forma basic and diluted loss per share	$(0.51)	$(0.28)

New Accounting Pronouncements

      The Company has adopted SFAS No. 130, “Reporting Comprehensive Income.” Under SFAS No. 130, the Company is required to display comprehensive income (loss) and its components as part of the financial statements. Comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Specifically, SFAS No. 130 requires unrealized holding gains and losses on available-for-sale securities, to be included in accumulated and other comprehensive income (loss). The Company has no material components of other comprehensive income (loss) and, accordingly, the comprehensive income (loss) is the same as net income (loss) for all periods presented.

      The Company has adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The adoption of SFAS No. 131 did not have a significant effect on the disclosure of segment information as management concluded that operations occur primarily in one segment only.

2.  Credit Agreements and Long-Term Debt:

      The Company’s line of credit agreement (the “Loan Agreement”), as amended on April 5, 1999, provides for a revolving credit line with borrowings up to the lesser of $7,000,000 or 85% of eligible accounts receivable as well as a $1,000,000 capital equipment line. The revolving line matures in July 2000 and borrowings under the revolving line bear interest at the prime rate. Borrowings under the capital equipment line will be payable over a three-year period. The Loan Agreement also contains restrictive covenants, including, but not limited to, restrictions related to liquidity, profitability and net worth, as well as restrictions related to acquisitions, disposition of assets, distributions and investments. As of December 31, 1998 and 1999, the Company had no borrowings outstanding under the Loan Agreement.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In June 1999, Inverse entered into an accounts receivable purchase agreement (“Accounts Receivable Agreement”) with a bank. The Accounts Receivable Agreement, as amended, allows for the sale of Inverse accounts receivable of up to $2,500,000 to the bank, subject to certain limitations. The Accounts Receivable Agreement matures on June 25, 2000, and outstanding balances bear interest at the bank’s prime rate plus 4%. The Accounts Receivable Agreement also provides for certain other administrative and facility fees. There were no borrowings against the Accounts Receivable Agreement as of December 31, 1999. In connection with the Accounts Receivable Agreement, the Company issued the bank a warrant to purchase 4,452 shares of common stock at a price of $22.46 per share. The fair value of this warrant was immaterial. In November 1999, the bank, in lieu of exercising the warrant, elected to convert the warrant into 2,363 shares of common stock in accordance with the terms of the warrant.

      In January 1997, Inverse entered into an equipment financing agreement for up to $350,000 with a leasing company. As of December 31, 1998, Inverse had financed approximately $350,000 in equipment purchases structured as loans under this agreement. The equipment loans are repaid over 42 months with interest at a rate of approximately 16% and are secured by the related equipment. In connection with the equipment financing agreement, the Company issued a warrant to purchase 5,799 shares of common stock at a price of $3.62 per share. The fair value of this warrant was immaterial. In October 1999, the leasing company, in lieu of exercising the warrant, elected to convert the warrant into 5,280 shares of common stock in accordance with the terms of the warrant.

      In June 1998, Inverse entered into an equipment financing agreement for up to $1,000,000 with a bank. As of December 31, 1998, Inverse had financed $1,000,000 in equipment purchases under this agreement structured as loans. The equipment loans are repaid over 48 months at a rate of the institution’s prime lending rate plus 0.5% and are secured by certain assets of Inverse.

      During 1999, the Inverse made additional principal payments on the equipment financing agreements of approximately $1,079,000. Following is a schedule of future principal payments under the equipment financing agreements as of December 31, 1999 (in thousands):

Year ended December 31,

2000	$93

2001	92

$185

3.  Preferred Stock:

      The Company had a total of 12,576,508 shares of authorized preferred stock, 7,576,508 shares of which were designated as Series A, B, C, D and E convertible preferred stock and 5,000,000 of which has not been designated. All of the then outstanding shares of Series A, B, C, D and E convertible preferred stock were converted to common stock in connection with the Company’s initial public offering (“IPO”) in February 1998. In connection with the conversion of the Series A preferred stock into common stock upon completion of the IPO, the Company declared and paid cash dividends of approximately $30,000 to holders of the Series A. The series B, C, D and E Preferred Stock had certain liquidation, dividend and redemption rights. The Company accrued the cumulative dividends and recorded periodic accretion under the interest method for the excess of the redemption value of each series over the stated value.

4.  Stockholders’ Equity:

Initial Public Offering

      In February 1998, the Company completed an IPO of 4,025,000 shares of the Company’s common stock resulting in net proceeds of approximately $45,353,000. Concurrent with the offering, the Series A convertible

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preferred stock and the Series B, C, D, and E redeemable convertible preferred stock were converted into 485,890 and 10,119,845 shares of common stock, respectively.

1999 Employee Stock Purchase Plan

      In May 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”) which provides for the issuance of a maximum of 400,000 shares of common stock pursuant to options granted to participating employees. All employees of the Company, except employees who own 5% or more of the Company’s common stock, whose customary employment is more than 20 hours per week and more than five months in any calendar year are eligible to participate in the 1999 Purchase Plan. To participate, an employee must authorize the Company to deduct an amount, subject to certain limitations, from his or her pay during defined six-month periods (“Option Periods”). An initial Option Period was established upon adoption of the 1999 Purchase Plan for a stub period from August 1, 1999 through October 31, 1999. Subsequent to October 31, 1999, Option Periods will begin on November 1 and May 1 of each year. In no case will an employee be entitled to purchase more than the number of whole shares determined by dividing $12,500 by the fair market value of the common stock on the first day of the Option Period. The purchase price for each share of common stock purchased pursuant to an option is 85% of the closing price of the common stock on either the first or last trading day of the applicable Option Period, whichever price is lower. In November 1999, the Company issued 4,182 shares of common stock pursuant to the provisions of the 1999 Purchase Plan.

5. Stock Options:

1994 Stock Option Plan

      The Company’s 1994 Stock Option Plan (the “Option Plan”) authorizes the issuance of an aggregate of 1,975,000 shares of common stock pursuant to the exercise of stock options. The Option Plan provides for grants of options to employees, consultants, and directors of the Company. The Option Plan provides for the granting of both incentive stock options and non-statutory options. The Option Plan is administered by the Compensation Committee of the Board of Directors, which has sole discretion and authority, consistent with the provisions of the Option Plan, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted, and the number of shares that will be subject to options granted under the Option Plan.

      For any option intended to qualify as an incentive stock option, the exercise price must not be less than 100% of the fair market value of the common stock on the date the option is granted (110% of the fair market value of such common stock with respect to any optionee who immediately before any option is granted, directly or indirectly, possesses more than 10% of the total combined voting power of all classes of stock of the Company (“10% Owners”)). In the case of non-statutory options, the exercise price shall not be less than 20% of the fair value of the common stock at the time of the grant. The Compensation Committee has the authority to determine the time or times at which options granted under the Option Plan become exercisable (typically up to five years); provided that, for any option intended to qualify as an incentive stock option, such option must expire no later than ten years from the date of grant (five years with respect to 10% Owners). Unless terminated sooner by the Board, the Option Plan terminates in December 2004 or the date on which all shares available for issuance shall have been issued pursuant to the exercise or cancellation of options granted under the Option Plan.

Net2Net 1994 Stock Plan

      The Net2Net 1994 Stock Plan (the “Net2Net Plan”) authorizes the issuance of shares of common stock with respect to certain “Stock Rights” granted under the Net2Net Plan. In connection with the Net2Net merger, the Company assumed the obligations of Net2Net under the Net2Net Plan. Subsequent to the

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

merger, Visual’s Board of Directors adopted a resolution not to make any future option grants under the Net2Net Plan. Stock Rights under the Net2Net Plan took the form of grants of incentive and non-statutory stock options. The Net2Net Plan provided for grants of options to employees, officers, directors and consultants of Net2Net or any affiliate of Net2Net.

Inverse 1996 Stock Option Plan

      Under the 1996 Stock Option Plan (the “Inverse Plan”), both incentive and nonqualified stock options were granted to eligible employees. In connection with the Inverse merger, the Company assumed the obligations of Inverse under the Inverse Plan. Options granted under the Inverse Plan, generally vest over four years. Subsequent to the merger, Visual’s Board of Directors adopted a resolution not to make any future option grants under the Inverse Plan.

1997 Omnibus Stock Plan

      The Company’s 1997 Omnibus Stock Plan (the “Omnibus Plan”) authorizes the issuance of an aggregate of up to 3,000,000 shares of common stock with respect to certain “Awards” made under the Omnibus Plan. The Omnibus Plan provides for grants of options to employees, officers, directors, and consultants of the Company or any affiliate of the Company; provided, however, that no individual may receive an award of more than 250,000 shares in any year. Awards under the Omnibus Plan may take the form of grants of stock options, stock appreciation rights, restricted or unrestricted stock, phantom stock, performance awards, or any combination thereof. The Omnibus Plan is administered by the Board of Directors, or by such committee or committees as may be appointed by the Board of Directors from time to time (the “Administrator”). The Administrator has sole power and authority, consistent with the provisions of the Omnibus Plan, to determine which eligible participants will receive Awards, the form of the Awards and the number of shares of common stock covered by each Award, to impose terms, limits, restrictions, and conditions upon Awards, to modify, amend, extend, or renew Awards (with the consent of the awardee), to accelerate or change the exercise timing of Awards or to waive any restrictions or conditions to an Award and to establish objectives and conditions for earning Awards. Unless terminated sooner by the Board, the Omnibus Plan will terminate in October 2007 or the date on which all shares available for issuance shall have been issued pursuant to the exercise or cancellation of Awards under the Omnibus Plan.

1997 Directors’ Stock Option Plan

      The 1997 Directors’ Stock Option Plan (the “Director Plan”) was adopted in October 1997. Under the terms of the Director Plan, directors of the Company who are not employees of the Company (the “Eligible Directors”) are eligible to receive non-statutory options to purchase shares of common stock. A total of 300,000 shares of common stock may be issued upon exercise of options granted under the Director Plan. Unless terminated sooner by the Board of Directors, the Director Plan will terminate in October 2007, or the date on which all shares available for issuance under the Director Plan shall have been issued pursuant to the exercise of options granted under the Director Plan.

      Upon a member’s initial election or appointment to the Board of Directors, such member will be granted options to purchase 24,000 shares of common stock, vesting over four years, with options to purchase 6,000 shares vesting at the first anniversary of the grant and options to purchase the remaining 18,000 shares vesting thereafter, in 36 equal monthly installments. Annual options to purchase 6,000 shares of common stock (the “Annual Options”) will be granted to each Eligible Director on the date of each annual meeting of stockholders. Annual Options will vest at the rate of one-twelfth of the total grant per month, and will vest in full at the earlier of (i) the first anniversary of the date of the grant or (ii) the date of the next annual meeting of stockholders. The exercise price of options granted under the Director Plan will equal the fair market value per share of the common stock on the date of grant.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the Company’s stock option activity is presented below:

					Weighted-
		Option Price			Average
	Options	Per Share			Exercise Price

Options outstanding at December 31, 1996	1,404,900	$0.02	—	$4.73	$0.59

Granted	1,355,117	0.17	—	7.00	2.63

Canceled	(163,420)	0.07	—	7.00	1.56

Exercised	(126,202)	0.02	—	7.00	0.17

Options outstanding at December 31, 1997	2,470,395	0.03	—	7.00	1.67

Granted	1,148,862	0.41	—	34.50	14.33

Canceled	(236,292)	0.17	—	29.00	12.23

Exercised	(782,946)	0.07	—	17.50	1.03

Options outstanding at December 31, 1998	2,600,019	0.03	—	34.50	6.50

Granted	2,394,873	0.06	—	59.00	31.48

Canceled	(345,836)	0.17	—	34.50	14.91

Exercised	(695,612)	0.03	—	32.25	3.27

Options outstanding at December 31, 1999	3,953,444	$0.03	—	$59.00	$21.41

      As of December 31, 1999, options to purchase 706,186 shares of common stock were exercisable with a weighted-average exercise price of $11.71. The weighted-average remaining contractual life of options outstanding at December 31, 1999 was 8.6 years.

      In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 defines a “fair value based method” of accounting for stock-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Prior to the issuance of SFAS No. 123, stock-based compensation was accounted for under the “intrinsic value method” as defined by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation is the excess, if any, of the market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

      SFAS No. 123 allows an entity to continue to use the intrinsic value method. However, entities electing the accounting in APB Opinion No. 25 must make pro forma disclosures as if the fair value based method of accounting had been applied. The Company applies APB Opinion No. 25 and the related interpretations in accounting for its stock-based compensation. Under APB Opinion No. 25, the Company has recorded deferred compensation of approximately $292,000, $606,000 and $291,000 related to stock option grants in 1997, 1998 and 1999, respectively, of which approximately $45,000, $114,000, and $325,000 has been amortized in the years ended December 31, 1997, 1998 and 1999, respectively.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company’s net income or (loss) and income or (loss) per share would have decreased or increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended December 31,

	1997	1998	1999

Net income (loss) attributable to common stockholders:

As reported	$(10,672)	$(6,626)	$3,551

Pro forma	$(10,814)	$(8,658)	$(4,620)

Diluted earnings (loss) per share:

As reported	$(1.44)	$(0.30)	$0.13

Pro forma	$(1.46)	$(0.39)	$(0.19)

      The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the years ended December 31, 1997, 1998 and 1999: no dividend yield, expected volatility from zero to 81%, risk-free interest rates from 4.0% to 6.9% and an expected term ranging from 5 to 10 years.

6.  Restructuring:

      In the second quarter of 1998, the Company recorded a restructuring charge of approximately $2,749,000 primarily in connection with the consolidation of Visual and Net2Net’s manufacturing, sales, marketing and administrative functions as well as the discontinuance of certain Net2Net product development efforts. The consolidation included a reduction in employees that resulted in severance and other termination benefits including out-placement assistance. The remaining restructuring costs related primarily to the termination of contractual obligations, including leases and OEM distribution agreements, with no future benefit. During 1998, approximately $751,000 was charged against the restructuring reserve. This amount included approximately $546,000 related to termination costs for approximately 15 employees including severance and other benefits. The remaining charge to the reserve of approximately $205,000 related primarily to amounts paid under contractual obligations. In the fourth quarter of 1998, the Company reversed approximately $1,998,000 of the restructuring charge previously recorded. The lower than estimated cost resulted from fewer than planned terminations and higher than planned attrition, along with lower than estimated costs associated with exiting certain contractual obligations. As of December 31, 1998, all amounts due under the contractual obligations have been paid and all of the employee terminations have been completed and the related benefits have been paid.

7.  Employee Benefit Plans:

      Effective January 1, 1996, the Company adopted a defined contribution plan (the “Visual 401(k) Plan”), available to all eligible full-time employees upon employment. The Visual 401(k) Plan qualifies for preferential tax treatment under the Internal Revenue Code. Employee contributions are voluntary and are determined on an individual basis with a maximum annual amount equal to 15% of compensation paid during the plan year, not to exceed the annual Internal Revenue Service contribution limitations. All participants are fully vested in their contributions. There have been no employer contributions under the Visual 401(k) Plan.

      During 1996, Net2Net adopted a qualified 401(k) retirement plan (the “Net2Net 401(k) Plan”). The Net2Net 401(k) Plan covered substantially all employees who satisfied a three-month service requirement and attained the age of 21. The Net2Net 401(k) Plan provided for an optional Net2Net contribution for any plan year at Net2Net’s discretion. There were no Net2Net contributions to the plan for the years ended December 31, 1997 and 1998.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 1997, Inverse adopted a defined contribution retirement plan under Internal Revenue Service Code Section 401(k) (the “Inverse 401(k) Plan”). All Inverse employees are eligible, following three months of employment, to contribute a specified percentage of their salary, not to exceed the statutory limit, to the Inverse 401(k) Plan. Inverse’s contributions were not material during the year ended December 31, 1998 and no contributions were made during the year ended December 31, 1999.

8.  Income Taxes:

      No provision for income taxes has been recorded as a result of the operating losses incurred by the Company for the years ended December 31, 1997 and 1998. For the years ended December 31, 1997 and 1998, the tax provision was comprised primarily of a deferred tax benefit, which was offset by a valuation allowance of the same amount. The components of the provision for income taxes consist of the following for the year ended December 31, 1999 (in thousands):

Income tax provision:

Current	$5,902

Deferred	(2,180)

Total provision	$3,722

      The tax provisions for 1997 and 1998 differ from the expected tax benefits, computed by applying the U.S. Federal statutory rate, principally due to the effect of increases in the valuation allowance. The provision for income taxes results in an effective rate which differs from the Federal statutory rate as follows for the year ended December 31, 1999:

Statutory federal income tax rate	35%

State income taxes, net of federal benefit	4

Net operating loss carryforward	(28)

Non-deductible expenses	40

Total effective rate	51%

      The components of the Company’s net deferred tax asset (liability) are as follows (in thousands):

	December 31,

	1998	1999

Deferred tax asset:

Net operating loss carryforwards	$8,007	$9,692

Depreciation	351	498

Allowance for doubtful accounts	181	276

Inventory valuation	680	396

Accrued liabilities	1,248	1,208

Deferred revenue	1,169	1,248

Tax credit carryforwards	1,481	1,481

Valuation allowance	(13,117)	(14,799)

Total net deferred tax asset	$—	$—

      The Company had net operating loss carryforwards to offset future taxable income of approximately $26,400,000 as of December 31, 1999. These net operating loss carryforwards expire through 2019. Only a portion of the net operating loss carryforwards are attributable to operating activities. The remainder of the net

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating loss carryforwards are attributable to tax deductions related to the exercise of stock options. In computing its income tax expense, the Company recognizes the tax benefits of current and prior years’ stock option deductions after the utilization of net operating losses from operations (operating losses determined without deductions for exercised stock options) to reduce income tax expense. Net operating loss carryforwards, when realized related to stock option deductions, are credited to stockholders’ equity.

      Under the provisions of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership, utilization of net operating loss carryforwards may be limited. Because of the changes in the ownership of Net2Net and Inverse, the use of the Net2Net and Inverse net operating losses will be limited to approximately $3,500,000 and $8,600,000 per year, respectively, and may not be available to offset future taxable income.

9. Commitments and Contingencies:

Leases

      The Company leases office space and office equipment under noncancelable operating leases expiring through December 2006. The Company recorded rent expense of approximately $854,000, $1,242,000 and $1,671,000 during 1997, 1998 and 1999, respectively.

      During 1997, Visual and Net2Net entered into separate sale-leaseback transactions in which equipment was sold and leased back under noncancelable capital leases. Such equipment was sold at its net book value resulting in no gain or loss on the transactions.

      In May 1999, Inverse entered into a master lease agreement, as amended, with a leasing company to provide up to $1,750,000 in financing to purchase furniture and equipment through April 2000. During 1999, Inverse purchased approximately $1,376,000 of furniture and equipment under the master lease agreement. Inverse also entered into a sale-leaseback transaction with the leasing company in which equipment was sold at its net book value and leased back under noncancelable capital leases. No gain or loss was recognized on the transaction. In connection with the master lease and sale-leaseback transaction, the Company issued the leasing company a warrant to purchase 4,217 shares of common stock at a price of $9.19 per share. The fair value of this warrant was not material. In November 1999, the leasing company, in lieu of exercising the warrant, elected to convert the warrant into 3,594 shares of common stock in accordance with the terms of the warrant.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum lease payments as of December 31, 1999 under noncancelable operating and capital leases are as follows (in thousands):

	Capital	Operating
	Leases	Leases

2000	$554	$2,333

2001	521	2,349

2002	212	1,739

2003	—	966

2004	—	995

Thereafter	—	2,078

Total minimum lease payments	1,287	$10,460

Interest element of lease payment	(122)

Present value of future minimum lease payments	1,165

Current portion	(475)

Long-term portion	$690

Litigation

      The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made in the accompanying financial statements.

10. Events Subsequent to Date of Auditors’ Report (Unaudited):

      On February 7, 2000, the Company entered into an agreement and plan of merger (the “Merger”) with Avesta Technologies, Inc. (“Avesta”), a provider of fault management and application performance monitoring software systems to e-business customers. Upon closing of the Merger, all of the outstanding preferred and common stock of Avesta will be exchanged for 5,261,328 shares of Visual common stock, and the outstanding stock options and warrants of Avesta will be converted into stock options and warrants to purchase 1,271,226 shares of Visual common stock. Also, the equity holders of Avesta will be entitled to receive up to an aggregate of 2,000,000 additional shares of Visual common stock if certain sales goals of Avesta are achieved in 2000. The acquisition will be accounted for as a purchase business combination. The Boards of Directors of Visual and Avesta have approved the Merger. The Merger will become effective subject to approval by Visual stockholders and regulatory approval.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Interim Financial Data — Unaudited:

      The following table of quarterly financial data has been prepared from the financial records of the Company, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented:

	March 31,		June 30,		September 30,		December 31,

	1998	1999	1998	1999	1998	1999	1998	1999

	(in thousands, except per share amounts)

Revenue	$11,348	$18,588	$13,075	$21,210	$14,889	$24,522	$16,776	$27,399

Gross profit	6,570	12,111	8,369	13,709	9,546	16,296	10,774	18,715

Income (loss) from operations	(2,750)	1,019	(8,709)	1,912	(351)	(3,222)	2,942	5,294

Net income (loss)	(2,843)	1,075	(7,484)	1,652	304	(3,973)	3,568	4,797

Net income (loss) attributable to common stockholders	(3,014)	1,075	(7,484)	1,652	304	(3,973)	3,568	4,797

Basic income (loss) per share	(0.19)	0.04	(0.32)	0.07	0.01	(0.16)	0.15	0.19

Diluted income (loss) per share	(0.19)	0.04	(0.32)	0.06	0.01	(0.16)	0.13	0.18

Pro forma basic and diluted income (loss) per share	(0.14)	0.04	(0.32)	0.06	0.01	(0.16)	0.13	0.18

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

Visual Networks, Inc.:

      We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Visual Networks, Inc. (a Delaware corporation) and subsidiaries and have issued our report thereon dated January 14, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in item 16(b) is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Vienna, Virginia

January 14, 2000

S-1

SCHEDULE II

VISUAL NETWORKS, INC.

VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)

	Balance at Beginning	Additions Charged to			Balance at End
Description	of Period	Costs and Expenses	Deductions		of Period

For the year ended December 31, 1997,

Deducted from assets accounts:

Allowance for doubtful accounts	$260	$152	$—		$412
For the year ended December 31, 1998,

Deducted from assets accounts:

Allowance for doubtful accounts	412	106	25		493

Reserves related to restructuring	—	2,749	2,749	(a)	—
For the year ended December 31, 1999,

Deducted from assets accounts:

Allowance for doubtful accounts	493	301	40		754

(a)	Included in these deductions were costs of $751,000 charged against the reserve and the reversal of $1,998,000 of the restructuring charges for the year ended December 31, 1998. See Note 6 of the Notes to Consolidated Financial Statements.

S-2

EXHIBIT INDEX

Exhibit
Number	Description

3.1$	Amended and Restated Certificate of Incorporation of the Company.
3.2*	Restated By-Laws of the Company.
10.1*	1994 Stock Option Plan.
10.2*	1997 Omnibus Stock Plan, as amended.
10.3*	Amended and Restated 1997 Directors’ Stock Option Plan.
10.5*†	Reseller/ Integration Agreement, dated August 29, 1997, by and between the Company and MCI Telecommunications Corporation.
10.5.1$$$††	Second Amendment, dated November 4, 1998, to the Reseller/ Integration Agreement between the Company and MCI Telecommunications Corporation (relating to Exhibit 10.5).
10.6*†	Master Reseller Agreement, dated as of August 23, 1996, between Sprint/ United Management Company and the Company.
10.6.1	Amendment No. 7 to Agreement between the Company and Sprint/ United Management Company dated as of March 23, 2000 (relating to Exhibit 10.6).
10.7*†	General Agreement for the Procurement of Equipment, Services and Supplies between the Company and AT&T Corp.
10.8*	Lease Agreement, dated December 12, 1996, by and between the Company and The Equitable Life Assurance Society of The United States.
10.8.1*	Lease Amendment, dated September 2, 1997, by and between the Company and The Equitable Life Assurance Society of The United States (relating to Exhibit 10.8).
10.8.2$$$	Second Lease Amendment, dated February 8, 1999, by and between the Company and TA/ Western, LLC, successor to The Equitable Life Assurance Society of The United States (relating to Exhibit 10.8).
10.8.3	Third Lease Amendment, dated January 10, 2000, by and between the Company and TA/Western, LLC (relating to Exhibit 10.8).
10.9	Sublease, dated October 1, 1999, between the Company and Micron Technology, Inc.
10.10*	Employment Agreement, dated December 15, 1994, by and between the Company and Scott E. Stouffer, as amended.
10.12*	Terms of Employment, dated June 11, 1997, by and between the Company and Peter J. Minihane, as amended.
10.13	Employment Agreement, dated September 15, 1999, by and between Inverse Network Technology and Michael Watters.
10.15%	Loan and Security Agreement, dated April 5, 1999, by and between Silicon Valley Bank and the Company.
10.15.1%	Revolving Promissory Note issued by the Company on April 5, 1999, to Silicon Valley Bank (relating to Exhibit 10.15).
10.15.2%	Equipment Term Note No. 1 of 2 issued by the Company on April 5, 1999 (relating to Exhibit 10.15).
10.15.3%	Equipment Term Note No. 2 of 2 issued by the Company on April 5, 1999 (relating to Exhibit 10.15).
10.17***	Net2Net 1994 Stock Option Plan.
10.20$$	1999 Employee Stock Purchase Plan.
10.21%%	Agreement and Plan of Merger, dated April 15, 1998, by and among the Company, Visual Acquisitions Two, Inc. and Inverse Network Technology.
10.22%%%	Inverse Network Technology 1996 Stock Option Plan.

Exhibit
Number	Description

16.1*	Letter regarding change in certified accountants.
21.1	List of subsidiaries of the Company.
23.1	Consent of Arthur Andersen LLP.
24.1	Powers of Attorney (included in signature pages).
27.1	Financial Data Schedule.

*	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-41517.

**	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 19, 1998.

***	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, No. 333-53153.

%	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, No. 333-90105.

%%	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 8, 1999.

%%%	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, No. 333-88719.

$	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1999.

$$	Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed April 30, 1999.

$$$	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

†	Portions of these Exhibits were omitted and have been filed separately with the Secretary of the SEC pursuant to the Company’s Applications Requesting Confidential Treatment under Rule 406 of the Act, filed on December 22, 1997, January 28, 1998 and February 4, 1998.

††	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 of the Exchange Act of 1934.