Form 10-Q
period 2000-03-31
VISUAL NETWORKS INC
filed 2000-05-12
CIK 1000495

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-0001

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-23699

VISUAL NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1837515 (I.R.S. Employer Identification No.)

2092 Gaither Road, Rockville, MD (Address of principal executive offices)	20850-4013 (Zip Code)

Registrant’s telephone number, including area code:  (301) 296-2300

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes  [X]     No  [   ]

      As of May 10, 2000, 25,158,668 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

VISUAL NETWORKS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED
MARCH 31, 2000

Page

Part I. Financial Information

Item 1. Financial Statements:

Consolidated Balance Sheets — March 31, 2000 and December 31, 1999	3

Consolidated Statements of Operations — Three months ended March 31, 2000 and 1999	4

Consolidated Statements of Cash Flows — Three months ended March 31, 2000 and 1999	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Qualitative and Quantitative Disclosure about Market Risk	12
Part II. Other Information

Items 1 – 6	13

Signatures	16

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

VISUAL NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2000	1999

ASSETS

Current Assets:

Cash and cash equivalents	$59,439	$54,629

Accounts receivable, net of allowance of $752 and $754, respectively	10,846	9,374

Inventory	7,720	7,998

Other current assets	2,414	2,472

Total current assets	80,419	74,473

Property and equipment, net	10,066	8,566

Other assets	115	115

Total assets	$90,600	$83,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$9,991	$8,114

Accrued compensation	2,080	3,640

Deferred revenue	11,420	11,798

Current portion of long-term debt	588	568

Total current liabilities	24,079	24,120

Long-term debt, net of current portion	635	782

Total liabilities	24,714	24,902

Stockholders’ Equity:

Common stock, $.01 par value, 50,000,000 shares authorized, 25,255,028 and 24,833,609 shares issued and outstanding as of March 31, 2000 and December 31, 1999, respectively	250	248

Deferred compensation	(658)	(705)

Additional paid-in capital	92,213	90,169

Accumulated deficit	(25,919)	(31,460)

Total stockholders’ equity	65,886	58,252

Total liabilities and stockholders’ equity	$90,600	$83,154

See accompanying notes to consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	For the three months
	ended March 31,

	2000	1999

Revenue	$30,494	$18,588

Cost of revenue	9,295	6,477

Gross profit	21,199	12,111

Operating expenses:

Research and development	5,057	3,816

Sales and marketing	6,977	5,591

General and administrative	2,251	1,685

Total operating expenses	14,285	11,092

Income from operations	6,914	1,019

Interest income, net	677	562

Income before income taxes	7,591	1,581

Income taxes	(2,050)	(506)

Net income	$5,541	$1,075

Basic income per share	$0.22	$0.04

Diluted income per share	$0.20	$0.04

Basic weighted average shares outstanding	24,940	24,288

Diluted weighted average shares outstanding	27,544	26,375

See accompanying notes to consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	For the three months
	ended March 31,

	2000	1999

Cash flows from operating activities:

Net income	$5,541	$1,075

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	1,144	617

Changes in assets and liabilities:

Accounts receivable	(1,472)	(1,946)

Inventory	278	(691)

Other assets	58	(614)

Accounts payable and accrued expenses	1,877	1,843

Customer deposits	—	(4,613)

Accrued compensation	(1,560)	(699)

Deferred revenue	(378)	2,987

Net cash provided by (used in) operating activities	5,488	(2,041)

Cash flows from investing activities:

Net purchases of short-term investments	—	(153)

Expenditures for property and equipment	(2,598)	(1,278)

Net cash used in investing activities	(2,598)	(1,431)

Cash flows from financing activities:

Exercise of stock options	2,046	560

Repurchase of common stock	—	(1)

Net repayments under credit agreements	(22)	(18)

Principal payments on capital lease obligations	(104)	(86)

Net cash provided by financing activities	1,920	455

Net increase (decrease) in cash and cash equivalents	4,810	(3,017)

Cash and cash equivalents, beginning of period	54,629	51,655

Cash and cash equivalents, end of period	$59,439	$48,638

Supplemental cash flow information:

Cash paid for interest	$23	$47

See accompanying notes to consolidated financial statements.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000
(Unaudited)

(1) Nature of Operations and Summary of Significant Accounting Policies

      Visual Network, Inc. (“Visual” or the “Company”) designs, manufactures and sells service management systems for corporate networks based on the internet protocol (“IP”) and the Internet. The Company’s operations are subject to certain risks and uncertainties, including among others, successful implementation of our sales and distribution model, dependence on significant customers, rapidly changing technology, current and potential competitors with greater financial, technological, production, and marketing resources, dependence on sole and limited source suppliers, dependence on key management personnel, limited protection of intellectual property and proprietary rights, integration of acquisitions, uncertainty of future profitability and possible fluctuations in financial results.

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

      These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring which are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for the entire year ending December 31, 2000.

      On May 15, 1998, Visual acquired Net2Net Corporation (“Net2Net”) in a merger transaction accounted for as a pooling of interests. Net2Net was engaged in developing, manufacturing and marketing Asynchronous Transfer Mode (“ATM”) wide-area-network management and analysis systems. On September 30, 1999, Visual acquired Inverse Network Technology (“Inverse”) in a merger transaction accounted for as a pooling of interests. Inverse is a provider of service level management software solutions and Internet measurement services. On February 7, 2000, the Company entered into an agreement and plan of merger with Avesta Technologies, Inc., a provider of fault management and application performance monitoring software systems to e-business customers. See Note 3.

      The accompanying consolidated financial statements have been retroactively restated to reflect the combined financial position and combined results of operations and cash flows for all periods presented, giving effect to the acquisitions of Net2Net and Inverse as if they had occurred at the beginning of the earliest period presented (hereafter, Visual, Net2Net and Inverse are collectively referred to as the “Company”).

Revenue Recognition

      The Company’s service management products and services include hardware, software, benchmark services and technical support. The Company generally recognizes revenue from the sale or license of its products upon delivery and passage of title to the customer. Where agreements provide for evaluation or customer acceptance, the Company recognizes revenue upon the completion of the evaluation process and acceptance of the product by the customer. Maintenance contracts require the Company to provide technical support and software updates to customers. The Company recognizes product support and maintenance revenue, including maintenance revenue that is bundled with product sales, ratably over the term of the contract period, which generally ranges from one to three years. Revenue from services is recognized when the

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services are performed. Subscription fees for the Company’s benchmark reports are deferred and recognized upon delivery of the reports.

      The Company adopted the American Institute of Certified Public Accountants (the “AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” in 1998 and recognizes software revenue in accordance with SOP 97-2. Effective December 15, 1998, the AICPA issued SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” This SOP amends SOP 98-4, “Deferral of Effective Date of a Provision of SOP 97-2,” to extend the deferral of the application of passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning before March 15, 1999 and provides additional guidance regarding the accounting for multiple element software sales. The adoption of SOP 98-9 did not have a material effect on the Company’s operating results or financial position.

Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and accounts receivable. The Company primarily sells its products to large telecommunications and Internet service providers and subscribers located in the United States. For the three months ended March 31, 1999, two customers each represented 25% of revenue. Two customers individually represented 33% and 19% of revenue, respectively, for the three months ended March 31, 2000.

Inventory

      Inventory is stated at the lower of cost or market. Inventory consists of the following (in thousands):

	March 31,	December 31,
	2000	1999

	(unaudited)

Raw materials	$655	$764

Work-in-progress	2,399	2,230

Finished goods	4,666	5,004

	$7,720	$7,998

Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

Basic and Diluted Earnings Per Share

      Basic earnings per share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following details the computation of the earnings per share (unaudited, in thousands except per share data):

	For the three months
	ended
	March 31,

	2000	1999

Adjustments to net income:

Net income	$5,541	$1,075

Weighted average share calculation:

Basic weighted average shares outstanding:

Average number of shares of common stock outstanding during the period	24,940	24,288

Diluted weighted average shares outstanding:

Treasury stock effect of options and warrants	2,604	2,087

Diluted weighted average shares outstanding	27,544	26,375

Income per common share:

Basic income per share	$0.22	$0.04

Diluted income per share	$0.20	$0.04

(2) New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards requiring every derivative instrument to be reported on the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 was initially proposed to be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, however, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” and the effective date of this SFAS has been deferred until issuance by the FASB. The Company does not expect that adoption will have a material effect on the Company’s financial position or results of operations.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. SAB 101 is required to be adopted by June 30, 2000, with retroactive effect to January 1, 2000. The Company does not expect that adoption will have a material effect on the Company’s financial position or results of operations.

(3) Avesta Technologies Merger

      On February 7, 2000, the Company entered into an agreement and plan of merger (the “Merger”) with Avesta Technologies, Inc. (“Avesta”), a provider of fault management and application performance monitoring software systems to e-business customers. Upon closing of the Merger, the Company will acquire all of the outstanding preferred and common stock of Avesta, and all of the outstanding stock options and warrants will be converted into options and warrants to purchase shares of the Company’s common stock. At closing, Avesta equity holders will receive an aggregate of 6,532,554 Visual options, warrants and shares of common stock. In addition, Avesta equity holders will be entitled to receive up to 2,000,000 shares of Visual common stock as additional consideration if certain annual sales goals are achieved in calendar 2000. The acquisition will be accounted for as a purchase business combination. The Boards of Directors of Visual and

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Avesta have approved the Merger. The Merger will become effective subject to approval by Visual stockholders. The Merger is expected to close promptly following shareholder approval.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      In August 1996, we entered into a master reseller agreement with Sprint, resulting in our products being sold through Sprint to subscribers. In October 1997, we entered into a similar master reseller agreement with MCI, which also resulted in our shipping of products through MCI to subscribers. During 1997 and 1998, we focused on selling Visual UpTime directly to providers for use as part of their network infrastructure and Visual IP Insight and Visual Internet Benchmark to Internet service providers. In December 1997, we entered into an agreement with AT&T, which provides for the sale of our products to AT&T for deployment as part of AT&T’s infrastructure. During 1999, we continued to focus on selling Visual UpTime, Visual IP Insight and Visual Internet Benchmark.

      On May 15, 1998, we acquired Net2Net in a merger accounted for as a pooling of interests. On September 30, 1999, we acquired Inverse in a merger accounted for as a pooling of interests. The combinations with Net2Net and Inverse will affect the future results of the operations reported by us. See Note 1 of Notes to Consolidated Financial Statements. On February 7, 2000, we entered into an agreement and plan of merger with Avesta Technologies, Inc. to acquire all of their outstanding preferred and common stock. The acquisition will be accounted for as a purchase business combination. See Note 3 of Notes to Consolidated Financial Statements.

      We realize revenue from sales of hardware, software, benchmark services and technical support. We generally recognize revenue from the sale or license of our products upon delivery of the product and passage of title to the customer. Where the agreements provide for evaluation or customer acceptance, we recognize revenue upon the completion of the evaluation process and acceptance of the product by the customer. Maintenance contracts call for us to provide technical support and software updates to customers. We recognize maintenance revenue, including maintenance revenue that is bundled with product sales, ratably over the lengths of the maintenance contracts, which currently range from one to three years. Revenue from services is recognized when the services are performed. Subscription fees for our benchmark reports are deferred and recognized upon delivery of the reports.

      We currently contract with third party subcontract manufacturers for most of the assembly, testing and shipping of our products. We anticipate maintaining a portion of our internal manufacturing function for the foreseeable future at our Rockville, Maryland facility.

Results of Operations for the Three Months Ended March 31, 2000 Compared with the Three Months Ended March 31, 1999

      Revenue. We recognized $30.5 million in revenue for the three months ended March 31, 2000, a 64.0% increase over revenue of $18.6 million for the three months ended March 31, 1999. The increase was primarily due to the continued acceptance of our Visual Uptime, Visual IP Insight and Visual Internet Benchmark

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products with an increase in sales to service providers, particularly AT&T. Sales to service providers accounted for approximately 71% of revenue for the three months ended March 31, 2000 and 1999, respectively.

      Gross Profit. Cost of revenue consists of subcontracting costs, component parts, direct compensation costs, communication costs, warranty and other contractual obligations, royalties, license fees and other overhead expenses related to our manufacturing operations and to supporting our software products and benchmark services. Gross profit was $21.2 million for the three months ended March 31, 2000, as compared to $12.1 million for the three months ended March 31, 1999, an increase of $9.1 million. Gross margin was 69.5% of revenue for the three months ended March 31, 2000, as compared to 65.2% of revenue for the three months ended March 31, 1999. The increase in gross margin percentage was due primarily to an increase in higher-margin software sales, which were partially offset by an increase in lower-margin hardware sales. Our future gross margins may be adversely affected by a number of factors, including product mix, the proportion of sales to providers, competitive pricing, manufacturing volumes and an increase in component part costs.

      Research and Development Expense. Research and development expense consists of compensation for research and development staff, depreciation of test and development equipment, certain software development costs and costs of prototype materials. Research and development expense was $5.1 million for the three months ended March 31, 2000 as compared to $3.8 million for the three months ended March 31, 1999, an increase of $1.3 million. The increase in research and development expense was due primarily to increased staffing levels and related support costs, and purchases of materials and services used in the development of new or enhanced products. Research and development expense was 16.6% and 20.5% of revenue for the three months ended March 31, 2000 and 1999, respectively. We expect that research and development expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during the remainder of 2000. The increase in absolute dollars will support continued development of new or enhanced products and the exploration of new or complementary technologies.

      Sales and Marketing Expense. Sales and marketing expense consists of compensation for the sales and marketing staff, commissions, pre-sales support, travel and entertainment, trade shows and other marketing programs. Sales and marketing expense was $7.0 million for the three months ended March 31, 2000, as compared to $5.6 million for the three months ended March 31, 1999, an increase of $1.4 million. The increase in sales and marketing expense was due primarily to continued growth in staffing, commissions, and marketing programs. Sales and marketing expense was 22.9% and 30.1% of revenue for the three months ended March 31, 2000 and 1999, respectively. We expect that sales and marketing expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during the remainder of 2000. This increase in absolute dollars is expected to be incurred as additional personnel are hired, field offices are opened and promotional expenditures increase to allow us to increase our market penetration and to pursue market opportunities.

      General and Administrative Expense. General and administrative expense consists of finance, administration and general management activities. General and administrative expense was $2.3 million for the three months ended March 31, 2000 as compared to $1.7 million for the three months ended March 31, 1999, an increase of $0.6 million. The increase in general and administrative expense was due primarily to increases in staffing, professional services and continued growth in corporate facilities and network infrastructure. General and administrative expense was 7.4% and 9.1% of revenue for the three months ended March 31, 2000 and 1999, respectively. We expect that general and administrative expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during the remainder of 2000. The increase in absolute dollars is expected to be required for the expansion of our administrative staff and internal systems to support expanding operations.

      Interest Income, Net. Interest income, net, for the three months ended March 31, 2000 was approximately $0.7 million as compared to $0.6 million for the three months ended March 31, 1999, an increase of

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.1 million. The increase was primarily due to decreased interest expense related to capital leases and other borrowings and increased interest income related to the increased cash balances.

      Income Taxes. Income taxes for the three months ended March 31, 2000 were $2.1 million, which represents an effective tax rate of approximately 27%.

      Net Income. Net income for the three months ended March 31, 2000 was $5.5 million as compared to $1.1 million for the three months ended March 31, 1999, an increase of $4.4 million. This increase was due primarily to the increases in revenue and gross profit achieved in the three months ended March 31, 2000, which more than increases in operating expenses discussed above.

Liquidity and Capital Resources

      At March 31, 2000, our combined balance of cash and cash equivalents was $59.4 million as compared to $54.6 million as of December 31, 1999, an increase of $4.8 million. This increase is primarily attributable to $2.0 million in proceeds from the exercise of stock options and $5.5 million in cash provided from operations offset by capital expenditures of $2.6 million.

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

      In addition to our cash and cash equivalents, our other principal source of liquidity is our bank credit facility. The credit facility includes a revolving line of credit providing for borrowings up to the lesser of $7.0 million or 85% of eligible accounts receivable (as defined in the credit facility). The agreement contains restrictive financial covenants, including, but not limited to, restrictions related to liquidity, profitability and net worth, as well as restrictions related to acquisitions, dispositions of assets, distributions and investments. As of March 31, 2000, the Company had no borrowings outstanding under the credit agreement

      In June 1999, Inverse entered into an accounts receivable purchase agreement (“Accounts Receivable Agreement”) with a bank. The Accounts Receivable Agreement, as amended, allows for the sale of Inverse accounts receivable of up to $2.5 million to the bank, subject to certain limitations. The Accounts Receivable Agreement matures on June 25, 2000, and outstanding balances bear interest at the bank’s prime rate plus 4%. The Accounts Receivable Agreement also provides for certain other administrative and facility fees. There were no borrowings against the Accounts Receivable Agreement as of March 31, 2000.

      In January 1997, Inverse entered into an equipment financing agreement for up to $350,000 with a bank. The equipment loans are repaid over 42 months with interest at a rate of approximately 16% and are secured by the related equipment. In June 1998, Inverse entered into an equipment financing agreement for up to $1,000,000 with a bank. The equipment loans are repaid over 48 months at a rate of the institution’s prime lending rate plus 0.5% and are secured by certain assets of Inverse.

      We believe that our current cash position combined with our credit facilities are sufficient to meet our capital expenditure and working capital requirements for the next 18 to 24 months. We may consider from time to time various alternatives and may seek to raise additional capital through equity or debt financing or to enter into strategic agreements. There can be no assurance, however, that any of such financing alternatives will be available on terms acceptable to us, if at all.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Although a significant majority of our sales to date have been made to customers in the United States and Canada, we intend to increase our sales efforts in other international markets. We plan to sell our products to international customers at prices denominated in U.S. dollars. However, if we experience material levels of sales at prices not denominated in U.S. dollars, we intend to adopt a strategy to hedge against currency fluctuations.

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

      The foregoing discussion contains forward-looking information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those sections. Our future results may be impacted by various important factors including, but not limited to, our ability to implement our provider deployment model, our lengthy sales cycle, dependence on our major customers, risks associated with the integration of acquired companies, risks associated with rapid technological change and the emerging services market, potential fluctuations in quarterly results, our dependence on sole and limited source suppliers and fluctuations in component pricing and our dependence on key employees, the adoption of the Internet by business and consumers for e-commerce, and other risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 1999 and Registration Statement No. 333-33946 on Form S-4 filed April 4, 2000, as amended.

Item 3.  Qualitative and Quantitative Disclosure About Market Risk

      See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results.”

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

      None.

Item 2.  Changes in Securities

      None.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to Vote of Security Holders

      None.

Item 5.  Other Information

      None.

Item 6.  (a) Exhibits

Exhibit
Number		Exhibit Description

3.1	$	Amended and Restated Certificate of Incorporation of the Company.
3.2	*	Restated By-Laws of the Company.
10.1	*	1994 Stock Option Plan.
10.2	*	1997 Omnibus Stock Plan, as amended.
10.3	*	Amended and Restated 1997 Directors’ Stock Option Plan.
10.5	*†	Reseller/Integration Agreement, dated August 29, 1997, by and between the Company and MCI Telecommunications Corporation.
10.5.1	$$$††	Second Amendment, dated November 4, 1998, to the Reseller/Integration Agreement between the Company and MCI Telecommunications Corporation (relating to Exhibit 10.5).
10.6	*†	Master Reseller Agreement, dated as of August 23, 1996, between Sprint/United Management Company and the Company.
10.6.1	***	Amendment No. 7 to Agreement between the Company and Sprint/United Management Company dated as of March 23, 2000 (relating to Exhibit 10.6).
10.6.2		Amendment No. 8 to Agreement between the Company and Sprint/United Management Company dated as of March 29, 2000 (related to Exhibit 10.6).
10.7	*†	General Agreement for the Procurement of Equipment, Services and Supplies between the Company and AT&T Corp.
10.8	*	Lease Agreement, dated December 12, 1996, by and between the Company and The Equitable Life Assurance Society of the United States.
10.8.1	*	Lease Amendment, dated September 2, 1997, by and between the Company and The Equitable Life Assurance Society of The United States (related to Exhibit 10.8).
10.8.2	$$$	Second Lease Amendment, dated February 8, 1999, by and between the Company and TA/Western, LLC, successor to The Equitable Life Assurance Society of The United States (relating to Exhibit 10.8).
10.8.3	***	Third Lease Amendment, dated January 10, 2000, by and between the Company and TA/Western, LLC (relating to Exhibit 10.8).
10.9	***	Sublease, dated October 1, 1999, between the Company and Micron Technology, Inc.
10.10	*	Employment Agreement, dated December 15, 1994, by and between the Company and Scott E. Stouffer, as amended.
10.12	*	Terms of Employment, dated June 11, 1997, by and between the Company and Peter J. Minihane, as amended.
10.15%		Loan and Security Agreement, dated April 5, 1999, by and between Silicon Valley Bank and the Company.
10.15.1%		Revolving Promissory Note issued by the Company on April 5, 1999, to Silicon Valley Bank (relating to Exhibit 10.15).
10.17	**	Net2Net 1994 Stock Option Plan.
10.20	$$	1999 Employee Stock Purchase Plan.
10.21%%		Agreement and Plan of Merger, dated September 15, 1999, by and among the Company, Visual Acquisitions Two, Inc. and Inverse Network Technology.
10.22%%%		Inverse Network Technology 1996 Stock Option Plan.
10.23	@	Agreement and Plan of Merger, dated February 7, 2000, by and among Visual Networks, Inc., Visual Acquisitions Three, Inc. and Avesta Technologies, Inc.
16.1	*	Letter regarding change in certified accountants.
21.1	***	List of subsidiaries of the Company.
27.1		Financial Data Schedule.

*	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-41517.

**	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, No. 333-53153.

***	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

%	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, No. 333-90105.

%%	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 8, 1999.

%%%	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, No. 333-88719.

@	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, No. 333-33946.

$	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1999.

$$	Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed April 30, 1999.

$$$	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

†	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application Requesting Confidential Treatment under Rule 406 of the Securities Act, filed on December 22, 1997, January 28, 1998 and February 4, 1998.

††	Portion’s of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

      (b)  Reports on Form 8-K

      The Company filed a Current Report on Form 8-K on February 18, 2000, reporting as an Item 5 Event the execution of a agreement and plan of merger with Avesta Technologies, Inc.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISUAL NETWORKS, INC.

By:	/s/ PETER J. MINIHANE _______________________________________ Peter J. Minihane

Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (principal financial and accounting officer)

May 12, 2000