Form 10-Q
period 2000-06-30
VISUAL NETWORKS INC
filed 2000-08-14
CIK 1000495

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-0001

                                ---------------

                                   FORM 10-Q

(MARK ONE)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

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

                                ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 9, 2000, 30,968,806 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding.

================================================================================

                              VISUAL NETWORKS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                           FOR THE THREE MONTHS ENDED
                                  JUNE 30, 2000

                                TABLE OF CONTENTS


                                                                                  PAGE
                                                                                  ----
              Part I. Financial Information
                Item 1. Financial Statements:
                   Consolidated Balance Sheets -- June 30, 2000 and
                    December 31, 1999.......................................        3
                   Consolidated Statements of Operations -- Three and six
                    months ended June 30, 2000 and 1999.....................        4
                   Consolidated Statements of Cash Flows -- Three and six
                    months ended June 30, 2000 and 1999.....................        5
                   Notes to Consolidated Financial Statements...............        6
                Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations......................       10
                Item 3. Qualitative and Quantitative Disclosure about
                   Market Risk..............................................       14
              Part II. Other Information

                Items 1 -- 6................................................       15
                Signatures..................................................       18

                         PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                              VISUAL NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                JUNE 30,     DECEMBER 31,
                                                                                  2000          1999
                                                                                  ----          ----
                                     ASSETS
Current Assets:
  Cash and cash equivalents..............................................      $  60,638      $  54,629
  Short term investments.................................................          1,893             --
  Accounts receivable, net of allowance of $1,132 and $754,
     respectively........................................................         15,080          9,374
  Inventory..............................................................          7,494          7,998
  Other current assets...................................................          3,669          2,472
                                                                               ---------      ---------
       Total current assets..............................................         88,774         74,473
Property and equipment, net..............................................         12,543          8,566
Intangible assets, net...................................................        373,411             --
Other assets.............................................................          3,993            115
                                                                               ---------      ---------
       Total assets......................................................      $ 478,721      $  83,154
                                                                               =========      =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses..................................      $  27,361      $  11,754
  Deferred revenue.......................................................         16,446         11,798
  Current portion of long-term debt......................................            579            568
                                                                               ---------      ---------
       Total current liabilities.........................................         44,386         24,120
Deferred income taxes....................................................         17,286             --
Long-term debt, net of current portion...................................          1,170            782
                                                                               ---------      ---------
       Total liabilities.................................................         62,842         24,902
                                                                               ---------      ---------
Stockholders' Equity:
  Common stock, $.01 par value, 50,000,000 shares
     authorized, 30,923,148 and 24,833,609 shares issued
     and outstanding as of June 30, 2000 and December 31,
     1999, respectively..................................................            309            248
  Additional paid-in capital.............................................        484,333         90,169
  Deferred compensation..................................................           (522)          (705)

  Accumulated other comprehensive loss...................................             (4)            --
  Accumulated deficit....................................................        (68,237)       (31,460)
                                                                               ---------      ---------
       Total stockholders' equity........................................        415,879         58,252
                                                                               ---------      ---------
       Total liabilities and stockholders' equity........................      $ 478,721      $  83,154
                                                                               =========      =========

         See accompanying notes to consolidated financial statements.

                              VISUAL NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                            FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                               ENDED JUNE 30,            ENDED JUNE 30,
                                                          ------------------------  ----------------------
                                                             2000         1999          2000         1999
                                                         ------------ ------------  ------------ -----------
Revenue.............................................       $ 28,644     $ 21,210      $ 59,138     $ 39,798
Cost of revenue.....................................          9,490        7,501        18,785       13,978
                                                           --------     --------      --------     --------
  Gross profit......................................         19,154       13,709        40,353       25,820
                                                           --------     --------      --------     --------
Operating expenses:
  Research and development..........................          6,251        4,001        11,308        7,817
  Write-off of purchased research and development...         39,000           --        39,000           --
  Sales and marketing...............................          9,280        5,876        16,257       11,467
  General and administrative........................          2,376        1,920         4,627        3,605
  Amortization of acquired intangibles..............          8,841           --         8,841           --
                                                           --------     --------      --------     --------
     Total operating expenses.......................         65,748       11,797        80,033       22,889
                                                           --------     --------      --------     --------
Income (loss) from operations.......................        (46,594)       1,912       (39,680)       2,931
Interest income, net................................            693          517         1,370        1,079
                                                           --------     --------      --------     --------
Income (loss) before income taxes...................        (45,901)       2,429       (38,310)       4,010
Income tax benefit (expense)........................          3,582         (777)        1,532       (1,283)
                                                           --------     --------      --------     --------
Net income (loss)...................................       $(42,319)    $  1,652      $(36,778)    $  2,727
                                                           ========     ========      =========    ========
Basic income (loss) per share.......................       $  (1.54)    $   0.07      $  (1.40)    $   0.11
                                                           ========     ========      ========     ========
Diluted income (loss) per share.....................       $  (1.54)    $   0.06      $  (1.40)    $   0.10
                                                           ========     ========      ========     ========
Basic weighted average shares outstanding...........         27,398       24,449        26,189       24,422
                                                           ========     ========      ========     ========
Diluted weighted average shares outstanding.........         27,398       26,240        26,189       26,354
                                                           ========     ========      ========     ========

          See accompanying notes to consolidated financial statements.

                              VISUAL NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                       FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,
                                                                 ----------------------------
                                                                       2000          1999
                                                                       ----          ----
Cash flows from operating activities:
  Net income (loss).........................................         $(36,778)     $  2,727
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................           11,324         1,616
     Write-off of purchased research and development........           39,000            --
     Deferred taxes.........................................           (1,532)           --
  Changes in assets and liabilities:
     Accounts receivable....................................           (5,706)       (6,282)
     Inventory..............................................              504        (1,211)
     Other assets...........................................             (921)         (662)
     Accounts payable and accrued expenses..................            7,188         1,098
     Customer deposits......................................               --        (4,613)
     Deferred revenue.......................................           (2,657)        5,501
                                                                     ---------      --------
       Net cash provided by (used in) operating
        activities..........................................           10,422        (1,826)
                                                                     ---------      --------
Cash flows from investing activities:
  Net maturities of short-term investments..................            3,662           166
  Expenditures for property and equipment...................           (4,611)       (4,282)
  Proceeds from sale leaseback transaction..................               --           750
  Merger-related transaction costs, net of cash acquired....           (5,039)           --
                                                                     ---------      --------
       Net cash used in investing activities................           (5,988)       (3,366)
                                                                     ---------      --------
Cash flows from financing activities:
  Exercise of stock options.................................            3,456         1,170
  Repurchase of common stock................................               --            (1)

  Net borrowings (repayments) under credit agreements.......           (1,658)          386
  Principal payments on capital lease obligations...........             (219)         (175)
                                                                     ---------      --------
       Net cash provided by financing activities............            1,579         1,380
                                                                     ---------      --------
Effect of exchange rate changes.............................               (4)           --
                                                                     ---------      --------
Net increase (decrease) in cash and cash equivalents........            6,009        (3,812)
Cash and cash equivalents, beginning of period..............           54,629        51,655
                                                                     ---------      --------
Cash and cash equivalents, end of period....................         $ 60,638      $ 47,843
                                                                     ========      =========
Supplemental cash flow information:
  Cash paid for interest....................................         $     81      $    102
                                                                     ========      =========
Supplemental disclosure of non-cash activities:
  5,413,753 shares of common stock issued for acquisition...         $395,121      $     --
                                                                     ========      =========

          See accompanying notes to consolidated financial statements.

                              VISUAL NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Visual Networks, Inc. ("Visual" or the "Company") designs, manufactures and sells service management systems for corporate networks based on the internet protocol ("IP") and the Internet. The Company's operations are subject to certain risks and uncertainties, including among others, successful implementation of the sales and distribution model, dependence on significant customers, rapidly changing technology, current and potential competitors with greater financial, technological, production, and marketing resources, dependence on sole and limited source suppliers, dependence on key management personnel, limited protection of intellectual property and proprietary rights, integration of acquisitions, uncertainty of future profitability and possible fluctuations in financial results.

FINANCIAL STATEMENT PRESENTATION

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring which are necessary for a fair presentation of results for the interim periods. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results for the entire year ending December 31, 2000.

     On May 15, 1998, Visual acquired Net2Net Corporation ("Net2Net") in a merger transaction accounted for as a pooling of interests. Net2Net was engaged in developing, manufacturing and marketing Asynchronous Transfer Mode ("ATM") wide-area-network management and analysis systems. On September 30, 1999, Visual acquired Inverse Network Technology ("Inverse") in a merger transaction accounted for as a pooling of interests. Inverse was a provider of service level management software solutions and Internet measurement services. The accompanying consolidated financial statements have been retroactively restated to reflect the combined financial position and combined results of operations and cash flows for all periods presented, giving effect to the acquisitions of Net2Net and Inverse as if they had occurred at the beginning of the earliest period presented.

     On May 24, 2000, Visual acquired Avesta Technologies, Inc. ("Avesta") in a merger transaction accounted for using the purchase method of accounting. Avesta is a provider of fault management and application performance monitoring software systems to e-business customers. The results of operations have been included in the accompanying consolidated statements of operations from the date of acquisition (hereafter, Visual, Net2Net, Inverse and Avesta are collectively referred to as the "Company").

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Visual and its wholly owned subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation.

CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and accounts receivable. The Company primarily sells its products to large telecommunications companies, Internet service providers and e-business customers located in the United States. Three customers individually represented 27%, 17% and 10% of revenue, respectively, for the six months ended June 30, 2000. For the six months ended June 30, 1999, two customers individually represented 25% and 24% of revenue, respectively.

SHORT-TERM INVESTMENTS

    The Company classifies, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," all of its investments as available for sale. The investments consist primarily of commercial paper and debt securities and are stated at fair value, with realized gains and losses, net of tax, reported in other comprehensive income. At June 30, 2000, the fair values of the Company's short-term investments approximated their respective costs. For the three and six months ended June 30, 2000, the unrealized gains and losses were insignificant.

INVENTORY

     Inventory is stated at the lower of cost or market. Inventory consists of the following (unaudited, in thousands):


                                              JUNE 30,      DECEMBER 31,
                                                2000            1999
                                                ----            ----

                     Raw materials......       $   599        $   764
                     Work-in-progress...         2,602          2,230
                     Finished goods.....         4,293          5,004
                                               -------        -------
                     Total                     $ 7,494        $ 7,998
                                               =======        =======

REVENUE RECOGNITION

     The Company's service management products and services include hardware, software, benchmark services, professional services and technical support. The Company generally recognizes revenue from the sale or license of its products upon delivery and passage of title to the customer. Where agreements provide for evaluation or customer acceptance, the Company recognizes revenue upon the completion of the evaluation process and acceptance of the product by the customer. Maintenance contracts require the Company to provide technical support and software updates to customers. The Company recognizes product support and maintenance revenue, including maintenance revenue that is bundled with product sales, ratably over the term of the contract period, which generally ranges from one to five years. Revenue from services is recognized when the services are performed. Subscription fees for the Company's benchmark reports are deferred and recognized upon delivery of the reports.

     The Company adopted the American Institute of Certified Public Accountants (the "AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," in 1998. In 1999, the Company adopted SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions," which amends SOP 98-4, "Deferral of Effective Date of a Provision of SOP 97-2," to provide additional guidance regarding the accounting for multiple element software sales. The Company recognizes software revenue in accordance with these Statements of Position.

INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

FOREIGN CURRENCY AND INTERNATIONAL OPERATIONS

    The functional currencies of three of the Company's subsidiaries are the Canadian and Singapore dollars and British pounds, respectively. The financial statements of these subsidiaries are translated to U.S. dollars using period-end rates for assets and liabilities and average rates during the relevant period for revenues and expenses. Translation gains and losses are accumulated as a component of other comprehensive loss in stockholders' equity.

COMPREHENSIVE LOSS

    The Company reports comprehensive income (loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments and the unrealized gains and losses on marketable securities, net of tax, to be included in other comprehensive income (loss).

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     Options and warrants to purchase 4,537,418 shares of common stock that were outstanding at June 30, 2000, were not included in the computations of diluted loss per share for the three and six months ended June 30, 2000 as their effect would be anti-dilutive.

     The following details the computations of the earnings (loss) per share (unaudited, in thousands except per share data):


                                                                   FOR THE THREE  MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                                              JUNE 30,                     JUNE 30,
                                                                              --------                     --------
                                                                         2000          1999            2000          1999
                                                                         ----          ----            ----          ----
ADJUSTMENTS TO NET INCOME:

  Net income (loss)..........................................         $  (42,319)    $  1,652       $(36,778)     $  2,727
                                                                      ===========    ========       =========     ========
WEIGHTED AVERAGE SHARE CALCULATION:
  Basic weighted average shares outstanding:
     Average number of shares of common stock outstanding
       during the period.....................................             27,407       24,449         26,194        24,422
  Diluted weighted average shares outstanding:
     Treasury stock effect of options and warrants...........                 --        1,791             --         1,932
                                                                      ----------     --------       --------      --------
  Diluted weighted average shares outstanding................             27,407       26,240         26,194        26,354
                                                                      ==========     ========       ========      ========
INCOME (LOSS) PER COMMON SHARE:

  Basic income (loss) per share..............................         $    (1.54)    $    0.07      $   (1.40)    $    0.11
                                                                      ===========    =========      ==========    =========
  Diluted income (loss) per share............................         $    (1.54)    $    0.06      $   (1.40)    $    0.10
                                                                      ===========    =========      ==========    =========

(2) NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring every derivative instrument to be reported on the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 was initially proposed to be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, however, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," and the effective date of this SFAS has been deferred until issuance by the FASB. The Company does not expect that adoption will have a material effect on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition, presentation and disclosure in financial statements. Subsequently, the SEC has amended the implementation dates so that the Company is required to adopt the provisions of SAB No. 101 in the fourth quarter of 2000. We are currently reviewing the impact of SAB No. 101, but we believe that it will not materially affect the Company's results of operations or financial position.

(3) AVESTA TECHNOLOGIES MERGER

     On February 7, 2000, the Company entered into an agreement and plan of merger (the "Merger") with Avesta, a provider of fault management and application performance monitoring software systems to e-business customers. Upon closing of the Merger on May 24, 2000, the Company acquired all of the outstanding preferred and common stock of Avesta. In addition, all of the outstanding Avesta stock options and warrants were converted into options and warrants to purchase shares of the Company's common stock. At closing, Avesta equity holders received an aggregate of 5,413,753 shares of Visual common stock, 673,338 options and 445,463 warrants to purchase shares of Visual common stock. In addition, Avesta equity holders are entitled to receive up to 2,000,000 shares of Visual common stock as additional consideration if certain annual sales goals are achieved in calendar 2000. The acquisition has been accounted for as a purchase business combination. The purchase price has been allocated on a preliminary basis as follows (unaudited, in thousands):

                         Net assets acquired................                $    1,215
                         Completed technology...............                   129,000
                         In-process technology..............                    39,000
                         Assembled workforce................                     4,000
                         Trademarks.........................                    19,000
                         Goodwill...........................                   244,279
                         Deferred tax liability.............                   (41,373)
                                                                            ----------
                         Total..............................                $  395,121
                                                                            ==========

     Of the $395.1 million purchase price, $39.0 million was allocated to in-process technology. The Company retained professional appraisal consultants to assist with the assessment and allocation of a portion of the purchase price to the in-process technology. These allocations represent the estimated fair value based on risk-adjusted future cash flows related to the incomplete projects. At the date of the Merger, the development of these projects had not yet reached technological feasibility and the technology had no alternative future uses. As a result, the entire $39.0 million of in-process technology acquired was expensed as of the acquisition date.

     Goodwill is amortized over a period of four years. The assembled workforce is amortized over a period of three years. Trademarks are amortized over a period of seven years. Completed technology is amortized over a period of five years. The pro forma information presented below (unaudited, in thousands) reflects the Merger as if it occurred on January 1, 1999. These results are not necessarily indicative of future operating results or what would have occurred had the Merger been consummated at that date.


                                                                             SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                                  -------
                                                                            2000            1999
                                                                         -----------    ------------
               Pro forma net revenues............................         $  65,653       $  41,712
               Pro forma net loss................................           (38,320)        (41,415)
               Pro forma basic and diluted loss per share........         $   (1.25)      $   (1.39)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    From our incorporation in August 1993 through December 1996, our principal objective was to secure sufficient equity financing to enable us to accelerate product development efforts of Visual UpTime for Frame Relay deployment and to develop sales and marketing functions and general and administrative infrastructure. Visual UpTime was first shipped in mid-1995. We began generating significant revenue from sales of Visual UpTime during 1996. In August 1996, we entered into a master reseller agreement with Sprint, resulting in our products being sold through Sprint to subscribers. In October 1997, we entered into a similar master reseller agreement with MCI, which also resulted in our shipping of products through MCI to subscribers. During 1997 and 1998, we focused on selling Visual UpTime directly to providers for use as part of their network infrastructure and Visual IP Insight and Visual Internet Benchmark to Internet service providers. In December 1997, we entered into an agreement with AT&T, which provides for the sale of our products to AT&T for deployment as part of AT&T's infrastructure. During 1999, we continued to focus on selling Visual UpTime, Visual IP Insight and Visual Internet Benchmark.

     On May 15, 1998, we acquired Net2Net in a merger accounted for as a pooling of interests. On September 30, 1999, we acquired Inverse in a merger accounted for as a pooling of interests. See Note 1 of Notes to Consolidated Financial Statements. On May 24, 2000, we acquired Avesta in a merger accounted for using the purchase method of accounting. See Notes 1 and 3 of Notes to Consolidated Financial Statements. The combinations with Net2Net, Inverse and Avesta will affect the future results of the operations reported by us.

     We realize revenue from sales of hardware, software, benchmark services, professional services and technical support. We generally recognize revenue from the sale or license of our products upon delivery of the product and passage of title to the customer. Where the agreements provide for evaluation or customer acceptance, we recognize revenue upon the completion of the evaluation process and acceptance of the product by the customer. Maintenance contracts call for us to provide technical support and software updates to customers. We recognize maintenance revenue, including maintenance revenue that is bundled with product sales, ratably over the lengths of the maintenance contracts, which currently range from one to five years. Revenue from services is recognized when the services are performed. Subscription fees for our benchmark reports are deferred and recognized upon delivery of the reports.

     We currently contract with third party subcontract manufacturers for most of the assembly, testing and shipping of our products. We anticipate maintaining a portion of our internal manufacturing function for the foreseeable future at our Rockville, Maryland facility.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1999

     REVENUE. We recognized $28.6 million in revenue for the three months ended June 30, 2000, a 35.0% increase over revenue of $21.2 million for the three months ended June 30, 1999. The increase was primarily due to the continued acceptance of our Visual Uptime, Visual IP Insight and Visual Internet Benchmark products and the acquisition of the Avesta Trinity and Ewatcher products. Sales to service providers accounted for approximately 67% and 72% of revenue for the three months ended June 30, 2000 and 1999, respectively.

     GROSS PROFIT. Cost of revenue consists of subcontracting costs, component parts, direct compensation costs, communication costs, warranty and other contractual obligations, royalties, license fees and other overhead expenses related to our manufacturing operations and to supporting our software products and benchmark services. Gross profit was $19.2 million for the three months ended June 30, 2000, as compared to $13.7 million for the three months ended June 30, 1999, an increase of $5.5 million. Gross margin was 66.9% of revenue for the three months ended June 30, 2000, as compared to 64.6% of revenue for the three months ended June 30, 1999. The increase in gross margin percentage was due primarily to an increase in higher-margin software sales, which were partially offset by an increase in lower-margin hardware sales. Our future gross margins may be adversely affected by a number of factors, including product mix, the proportion of sales to providers, competitive pricing, manufacturing volumes and an increase in component part costs.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists of compensation for research and development staff, depreciation of test and development equipment, certain software development costs and costs of prototype materials. Research and development expense was $6.3 million for the three months ended June 30, 2000, as compared to $4.0 million for the three months ended June 30, 1999, an increase of $2.3 million. The increase in research and development expense was due primarily to increased staffing levels and related support costs, purchases of materials and services used in the development of new or enhanced products and the addition of Avesta research and development staff and costs subsequent to the acquisition. Research and development expense was 21.8% and 18.9% of revenue for the three months ended June 30, 2000 and 1999, respectively. We expect that research and development expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during the remainder of 2000. The increase in absolute dollars will support continued development of new or enhanced products and the exploration of new or complementary technologies.

     WRITE-OFF OF PURCHASED RESEARCH AND DEVELOPMENT. A one-time write-off of research and development costs related to the Avesta acquisition was recorded in the amount of $39.0 million in the three months ended June 30, 2000. The amount was determined by professional appraisal consultants and represents the estimated fair value of incomplete projects.

     SALES AND MARKETING EXPENSE. Sales and marketing expense consists of compensation for the sales and marketing staff, commissions, pre-sales support, travel and entertainment, trade shows and other marketing programs. Sales and marketing expense was $9.3 million for the three months ended June 30, 2000, as compared to $5.9 million for the three months ended June 30, 1999, an increase of $3.4 million. The increase in sales and marketing expense was due primarily to continued growth in staffing, commissions, and marketing programs and the costs of Avesta sales and marketing staff and programs subsequent to the acquisition. Sales and marketing expense was 32.4% and 27.7% of revenue for the three months ended June 30, 2000 and 1999, respectively. We expect that sales and marketing expenditures will increase in absolute dollars, and may decrease as a percentage of revenue, during the remainder of 2000. This increase in absolute dollars is expected to be incurred as additional personnel are hired, field offices are opened and promotional expenditures increase to allow us to increase our market penetration and to pursue market opportunities.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists of finance, administration and general management activities. General and administrative expense was $2.4 million for the three months ended June 30, 2000, as compared to $1.9 million for the three months ended June 30, 1999, an increase of $0.5 million. The increase in general and administrative expense was due primarily to increased staffing, professional services and corporate facilities and network infrastructure costs and the addition of Avesta staff and professional services subsequent to the acquisition. General and administrative expense was 8.3% and 9.1% of revenue for the three months ended June 30, 2000 and 1999, respectively. We expect that general and administrative expenditures may increase in absolute dollars and may continue to decrease as a percentage of revenue, during the remainder of 2000. The increase in absolute dollars is expected to be required for the expansion of our administrative staff and internal systems to support expanding operations.

     AMORTIZATION OF ACQUIRED INTANGIBLES. The Company recorded $8.8 million in amortization of goodwill and other intangibles related to the acquisition of Avesta.

     INTEREST INCOME, NET. Interest income, net, for the three months ended June 30, 2000, was approximately $0.7 million as compared to $0.5 million for the three months ended June 30, 1999, an increase of $0.2 million. The increase was primarily due to decreased interest expense related to capital leases and other borrowings and increased interest income related to the increased cash balances and the addition of Avesta cash and short-term investments.

     INCOME TAXES. The income tax benefit for the three months ended June 30, 2000, was $3.6 million compared to expense of $0.8 million for the three months ended June 30, 1999.

     NET INCOME (LOSS). Net loss for the three months ended June 30, 2000, was $42.3 million as compared to net income of $1.7 million for the three months ended June 30, 1999, a decrease of $44.0 million. This decrease was due primarily to the write off of purchased research and development and the amortization of goodwill and other intangible assets offset by increases in revenue and gross profit in the three months ended June 30, 2000.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1999

     REVENUE. We recognized $59.1 million in revenue for the six months ended June 30, 2000, a 48.6% increase over revenue of $39.8 million for the six months ended June 30, 1999. The increase was primarily due to the continued acceptance of our Visual Uptime, Visual IP Insight and Visual Internet Benchmark products and the acquisition of Avesta Trinity and Ewatcher products with an increase in sales to service providers. Sales to service providers accounted for approximately 69% and 66% of revenue for the six months ended June 30, 2000 and 1999, respectively.

     GROSS PROFIT. Gross profit was $40.4 million for the six months ended June 30, 2000, as compared to $25.8 million for the six months ended June 30, 1999, an increase of $14.6 million. Gross margin was 68.2% of revenue for the six months ended June 30, 2000, as compared to 64.9% of revenue for the six months ended June 30, 1999. The increase in gross margin percentage was due primarily to an increase in higher-margin software sales, which were partially offset by an increase in lower-margin hardware sales.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $11.3 million for the six months ended June 30, 2000, as compared to $7.8 million for the six months ended June 30, 1999, an increase of $3.5 million. The increase in research and development expense was due primarily to increased staffing levels and related support costs, and purchases of materials and services used in the development of new or enhanced products and the addition of Avesta research and development staff and costs subsequent to the acquisition. Research and development expense was 19.1% and 19.6% of revenue for the six months ended June 30, 2000 and 1999, respectively.

    WRITE-OFF OF PURCHASED RESEARCH AND DEVELOPMENT. A one-time write-off of research and development costs related to the Avesta acquisition was recorded in the amount of $39.0 million in the sixth months ended June 30, 2000.

     SALES AND MARKETING EXPENSE. Sales and marketing expense was $16.3 million for the six months ended June 30, 2000, as compared to $11.5 million for the six months ended June 30, 1999, an increase of $4.8 million. The increase in sales and marketing expense was due primarily to continued growth in staffing, commissions, and marketing programs and the acquisition of Avesta sales and marketing staff and programs subsequent to the acquisition. Sales and marketing expense was 27.5% and 28.8% of revenue for the six months ended June 30, 2000 and 1999, respectively.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense was $4.6 million for the six months ended June 30, 2000, as compared to $3.6 million for the six months ended June 30, 1999, an increase of $1.0 million. The increase in general and administrative expense was due primarily to increased staffing, professional services and corporate facilities and network infrastructure costs and the addition of Avesta staff and professional services subsequent to the acquisition. General and administrative expense was 7.8% and 9.1% of revenue for the six months ended June 30, 2000 and 1999, respectively.

     AMORTIZATION OF ACQUIRED INTANGIBLES. The Company recorded $8.8 million in amortization of goodwill and other intangibles related to the acquisition of Avesta.

     INTEREST INCOME, NET. Interest income, net, for the six months ended June 30, 2000, was approximately $1.4 million as compared to $1.1 million for the six months ended June 30, 1999, an increase of $0.3 million. The increase was primarily due to decreased interest expense related to capital leases and other borrowings and increased interest income related to the increased cash balances and the addition of Avesta cash and short-term investments.

     INCOME TAXES. The income tax benefit for the six months ended June 30, 2000, was $1.5 million compared to expense of $1.3 for the six months ended June 30, 1999.

     NET INCOME (LOSS). Net loss for the six months ended June 30, 2000, was $36.8 million as compared to net income of $2.7 million for the six months ended June 30, 1999, a decrease of $39.5 million. This decrease was due primarily to the write off of purchased research and development and the amortization of goodwill and other intangible assets offset by increases in revenue and gross profit in the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, our combined balance of cash, cash equivalents and short-term investments was $62.5 million as compared to $54.6 million as of December 31, 1999, an increase of $7.9 million. This increase is primarily attributable to $10.4 million in cash provided from operations, $3.5 million in proceeds from the exercise of stock options and other stock issuances offset by $4.6 million in capital expenditure and $5.0 million in merger-related transaction costs, net of cash acquired.

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

     In addition to our cash and cash equivalents, our other principal source of liquidity is our bank credit facility. The credit facility includes a revolving line of credit providing for borrowings up to the lesser of $7.0 million or 85% of eligible accounts receivable (as defined in the credit facility). The agreement contains restrictive financial covenants, including, but not limited to, restrictions related to liquidity, profitability and net worth, as well as restrictions related to acquisitions, dispositions of assets, distributions and investments. As of June 30, 2000, the Company had no borrowings outstanding under the credit agreement.

    Avesta's revolving line of credit agreement with a financial institution (the "Avesta Facility"), as amended in October 1999, allows for borrowings up to $7,500,000. Borrowings under the Avesta Facility cannot exceed 85% of outstanding eligible accounts receivable, as defined, and bear interest at the bank's prime rate plus 2%. Borrowings under the Avesta Facility are secured by all of Avesta's assets including its intellectual property, and the payments of cash dividends are restricted. The Avesta Facility matures in October 2000. As of June 30, 2000, there were no borrowings outstanding under the Avesta Facility.

    In February 1997, and renewed annually thereafter, Avesta entered into a $300,000 letter of credit facility bearing interest at the prime rate plus 1%. The letter of credit facility was unused at June 30, 2000.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results."

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In July 2000, several purported class action complaints were filed against the Company and Scott E. Stouffer, its Chairman and CEO, in the United States District Court for the District of Maryland. The complaints allege that between February 7, 2000 and July 5, 2000, the defendants made false and misleading statements which had the effect of inflating the market price of the Company's stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints do not specify the amount of damages sought. The Company believes that the plaintiffs' claims are without merit and intends to defend these cases vigorously. The Company may, however, incur significant legal costs related to this litigation.

     In October 1997, a lawsuit was filed against Avesta and one of its employees that alleges patent infringement, unfair competition, breach of contract and interference with contractual relations resulting in unjust enrichment. Avesta answered the complaint, denying all allegations, and also asserted counterclaims against the plaintiff for patent misuse, unfair competition and interference with business and patent invalidity. The Company intends to vigorously defend itself against these allegations and management believes that they acted appropriately in connection with the matters at issue. The Company cannot presently determine the ultimate outcome of this action and the effect, if any, on the accompanying financial statements. A negative outcome could have a material adverse effect on the Company's financial position. Failure to prevail in the litigation could result in one or more of the following: (i) the payment of substantial monetary and punitive damages; (ii) the reimbursement of the plaintiff's legal costs; (iii) the requirement to stop selling one of the Company's major products in its current form; (iv) the redesign of that product; (v) the requirement to license certain technology from the plaintiff, which could include significant royalty payments; and (vi) the indemnification of certain customers against the losses they may incur due to the alleged infringement. In addition, the Company may incur significant legal costs related to this litigation.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    (a) The Company held its annual meeting of Stockholders on May 24, 2000 (the "Annual Meeting").

    (b) n/a

    (c) The following matters were voted upon at the Annual Meeting:

         (i) All Nominees were elected as directors to serve until the 2003 Annual Meeting of Stockholders, or until their respective successors are elected and duly qualified, with 99% of the shares of Common Stock present and voting at the meeting voting for Messers McCourtney, Smith and Stouffer as follows:


                             NOMINEE                         FOR              WITHHELD
                             -------                         ---              --------
                         Mr. McCourtney                   18,497,009           38,258
                         Mr. Smith                        18,496,639           38,628
                         Mr. Stouffer                     18,496,609           38,658

         (ii) The Agreement and Plan of Merger dated as of February 7, 2000 among Visual Networks, Inc., Visual Acquisitions Three, Inc. and Avesta Technologies, Inc. was approved by 83% of the shares of Common Stock present and voting at the meeting. (Votes for: 15,370,256; votes against or withheld 491,638; broker non-votes 2,673,373).

         (iii) An amendment to the Company's Amended and Restated Certificate of Incorporation increasing the authorized shares of common stock from 50,000,000 to 200,000,000 was approved by 51% of the issued and outstanding shares of Common Stock (Votes for: 12,660,617; votes against or withheld: 5,874,650)

         (iv) The Visual Networks, Inc. 2000 Stock Incentive Plan and the issuance of 7,000,000 shares of common stock hereunder was approved by 51% of the shares of Common Stock present and voting at the meeting (Votes for:
                     9,486,062; votes against or withheld: 6,375,832; broker non-votes: 2,673,373).

         (v) The appointment of Arthur Andersen LLP as the Company's independent auditors was ratified by 99% of the shares present and voting at the meeting (Votes for:
                     18,526,404; votes against or withheld: 8,863).

ITEM 5.  OTHER INFORMATION

     None.


ITEM 6.  (a) EXHIBITS


                        EXHIBIT
                        NUMBER                                    EXHIBIT DESCRIPTION
                ---------------------     -------------------------------------------
                     3.1       $          Amended and Restated Certificate of Incorporation of the Company.
                   3.1.1       @          Certificate of Amendment to Amended and Restated Certificate of
                                          Incorporation.
                     3.2       *          Restated By-Laws of the Company.
                    10.1       *          1994 Stock Option Plan.
                    10.2       *          1997 Omnibus Stock Plan, as amended.
                    10.3       *          Amended and Restated 1997 Directors' Stock Option Plan.
                    10.4                  2000 Stock Incentive Plan, as amended.
                    10.5       *+         Reseller/Integration Agreement, dated August 29, 1997, by
                                          and between the Company and MCI Telecommunications
                                          Corporation.
                   10.5.1      $$$++      Second Amendment, dated November 4, 1998, to the
                                          Reseller/Integration Agreement between the
                                          Company and MCI Telecommunications
                                          Corporation (relating to Exhibit 10.5).
                    10.6       !          Master Purchase Agreement, dated as of May 22, 2000,
                                          between Sprint/United Management Company and the Company.
                    10.7       *+         General Agreement for the Procurement of Equipment, Services
                                          and Supplies between the Company and AT&T Corp.
                    10.8       *          Lease Agreement, dated December 12, 1996, by and between the
                                          Company and The Equitable Life Assurance Society of the
                                          United States.
                   10.8.1      *          Lease Amendment, dated September 2, 1997, by and between
                                          the Company and The Equitable Life Assurance Society of
                                          The United States (related to Exhibit 10.8).
                   10.8.2      $$$        Second Lease Amendment, dated February 8, 1999, by
                                          and between the Company and TA/Western, LLC,
                                          successor to The Equitable Life Assurance Society of
                                          The United States (relating to Exhibit 10.8).
                   10.8.3      ***        Third Lease Amendment, dated January 10, 2000, by
                                          and between the Company and TA/Western, LLC
                                          (relating to Exhibit 10.8).
                   10.8.4                 Fourth Lease Amendment, dated May 17, 2000, by
                                          and between the Company and TA/Western, LLC,
                                          successor to The Equitable Life
                                          Assurance Society of the United States
                                          (relating to Exhibit (10.8).
                    10.9       ***        Sublease, dated October 1, 1999, between the Company and
                                          Micron Technology, Inc.
                   10.10       *          Employment Agreement, dated December 15, 1994, by and
                                          between the Company and Scott E. Stouffer, as amended.
                   10.11                  Lease Agreement, dated April 7, 2000, by and between Visual
                                          Networks, Inc. and TA/Western, LLC.
                   10.12       *          Terms of Employment, dated June 11, 1997, by and between the
                                          Company and Peter J. Minihane, as amended.
                   10.15       %          Loan and Security Agreement, dated April 5, 1999, by and
                                          between Silicon Valley Bank and the Company.
                  10.15.1      %          Revolving Promissory Note issued by the Company on April 5,
                                          1999, to Silicon Valley Bank (relating to Exhibit 10.15).
                   10.17       **         Net2Net 1994 Stock Option Plan.
                   10.20       $$         1999 Employee Stock Purchase Plan.
                   10.21       %%         Agreement and Plan of Merger, dated September 15, 1999, by and among the Company, Visual Acquisitions Two, Inc. and
                                          Inverse Network Technology.
                   10.22       %%%        Inverse Network Technology 1996 Stock Option Plan.
                   10.23       @          Merger Agreement, dated February 7, 2000, by and
                                          among Visual Networks, Inc., Visual Acquisitions Three, Inc.
                                          and Avesta Technologies, Inc.
                 10.23.1                  Avesta Technologies 1996 Stock Option Plan.
                    16.1       *          Letter regarding change in certified accountants.
                    16.2       @          Letter regarding change in certified accountants.
                    21.1                  List of subsidiaries of the Company.
                    27.1                  Financial Data Schedule.

----------

 * Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-41517.

** Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, No. 333-53153.

*** Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

% Incorporated herein by reference to the Company's Registration Statement on Form S-3, No. 333-90105.

%% Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 8, 1999.

%%% Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, No. 333-88719.

@ Incorporated herein by reference to the Company's Registration Statement on Form S-4, No. 333-33946.

$ Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1999.

$$ Incorporated herein by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 30, 1999.

$$$ Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

+ Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company's Application Requesting Confidential Treatment under Rule 406 of the Securities Act, filed on December 22, 1997, January 28, 1998 and February 4, 1998.

++ Portion's of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

!     To be filed by amendment.

     (b) REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K on June 1, 2000, reporting the Closing of the Merger with Avesta as an Item 2 event and the results of the Company's annual meeting as an Item 5 event.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISUAL NETWORKS, INC.

By: /s/ PETER J. MINIHANE
--------------------------------
    Peter J. Minihane

    Executive Vice President,
    Chief Operating Officer,
    Chief Financial Officer
    and Treasurer (principal financial
    and accounting officer)

August 14, 2000