Form 10-Q
period 2000-09-30
VISUAL NETWORKS INC
filed 2000-11-14
CIK 1000495

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-0001
                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-23699

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.  Yes [X]     No [ ]

     As of November 10, 2000, 31,055,043 shares of the Registrant's Common Stock, par value $.01 per share, were issued and outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             VISUAL NETWORKS, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                           FOR THE THREE MONTHS ENDED
                               SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Part I. Financial Information
  Item 1. Financial Statements:
     Consolidated Balance Sheets -- September 30, 2000 and
      December 31, 1999.....................................    3
     Consolidated Statements of Operations -- Three and nine
      months ended September 30, 2000 and 1999..............    4
     Consolidated Statements of Cash Flows -- Nine months
      ended September 30, 2000 and 1999.....................    5
     Notes to Consolidated Financial Statements.............    6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   11
  Item 3. Qualitative and Quantitative Disclosure about
     Market Risk............................................   24
Part II. Other Information
  Items 1 - 6...............................................   25
  Signatures................................................   28

                         PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                             VISUAL NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                          ASSETS
Current Assets:
  Cash and cash equivalents.................................    $ 42,078         $ 54,629
  Accounts receivable, net of allowance of $1,144 and $754,
     respectively...........................................       7,763            9,374
  Inventory.................................................       8,979            7,998
  Other current assets......................................       3,031            2,472
                                                                --------         --------
       Total current assets.................................      61,851           74,473
Property and equipment, net.................................      13,270            8,566
Intangible assets, net......................................     354,767               --
Other assets................................................       3,942              115
                                                                --------         --------
       Total assets.........................................    $433,830         $ 83,154
                                                                ========         ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses.....................    $ 21,197         $ 11,754
  Deferred revenue..........................................      15,997           11,798
  Current portion of long-term debt.........................         658              568
                                                                --------         --------
       Total current liabilities............................      37,852           24,120
Deferred income taxes.......................................       9,616               --
Long-term debt, net of current portion......................       1,015              782
                                                                --------         --------
       Total liabilities....................................      48,483           24,902
                                                                --------         --------
Stockholders' Equity:
  Common stock, $.01 par value, 50,000,000 shares
     authorized, 31,010,133 and 24,833,609 shares issued and
     outstanding as of September 30, 2000 and December 31,
     1999, respectively.....................................         310              248
  Additional paid-in capital................................     484,454           90,169
  Deferred compensation.....................................        (462)            (705)
  Accumulated other comprehensive loss......................          (8)              --
  Accumulated deficit.......................................     (98,947)         (31,460)
                                                                --------         --------
       Total stockholders' equity...........................     385,347           58,252
                                                                --------         --------
       Total liabilities and stockholders' equity...........    $433,830         $ 83,154
                                                                ========         ========

          See accompanying notes to consolidated financial statements.

                             VISUAL NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                        --------------------   --------------------
                                                          2000        1999       2000        1999
                                                        ---------   --------   ---------   --------
Revenue...............................................  $ 14,607    $24,522    $ 73,745    $64,320
Cost of revenue.......................................     7,507      8,226      26,292     22,204
                                                        --------    -------    --------    -------
  Gross profit........................................     7,100     16,296      47,453     42,116
                                                        --------    -------    --------    -------
Operating expenses:
  Research and development............................     8,182      4,266      19,490     12,083
  Write-off of purchased research and development.....        --         --      39,000         --
  Sales and marketing.................................    12,706      6,458      28,963     17,925
  General and administrative..........................     3,382      2,018       8,009      5,623
  Merger-related costs................................        --      6,776          --      6,776
  Amortization of acquired intangibles................    21,972         --      30,813         --
                                                        --------    -------    --------    -------
     Total operating expenses.........................    46,242     19,518     126,275     42,407
                                                        --------    -------    --------    -------
Loss from operations..................................   (39,142)    (3,222)    (78,822)      (291)
Interest income, net..................................       762        568       2,132      1,647
                                                        --------    -------    --------    -------
Income (loss) before income taxes.....................   (38,380)    (2,654)    (76,690)     1,356
Income tax benefit (expense)..........................     7,671     (1,319)      9,203     (2,602)
                                                        --------    -------    --------    -------
Net loss..............................................  $(30,709)   $(3,973)   $(67,487)   $(1,246)
                                                        ========    =======    ========    =======
Basic and diluted loss per share......................  $  (0.99)   $ (0.16)   $  (2.43)   $ (0.05)
                                                        ========    =======    ========    =======
Basic and diluted weighted average shares
  outstanding.........................................    30,967     24,611      27,801     24,456
                                                        ========    =======    ========    =======

          See accompanying notes to consolidated financial statements.

                             VISUAL NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(67,487)  $(1,246)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................    35,263     2,903
     Write-off of purchased research and development........    39,000        --
     Deferred taxes.........................................    (9,203)       --
  Changes in assets and liabilities:
     Accounts receivable....................................     1,611    (2,728)
     Inventory..............................................      (981)   (2,234)
     Other assets...........................................      (232)     (420)
     Accounts payable and accrued expenses..................     3,191    10,159
     Customer deposits......................................        --    (4,613)
     Deferred revenue.......................................    (3,555)    3,516
                                                              --------   -------
       Net cash provided by (used in) operating
        Activities..........................................    (2,393)    5,337
                                                              --------   -------
Cash flows from investing activities:
  Net maturities of short-term investments..................     5,555     1,002
  Expenditures for property and equipment...................    (7,245)   (4,402)
  Proceeds from sale leaseback transaction..................        --       750
  Merger-related transaction costs, net of cash acquired....   (10,085)       --
                                                              --------   -------
       Net cash used in investing activities................   (11,775)   (2,650)
                                                              --------   -------
Cash flows from financing activities:
  Exercise of stock options.................................     3,578     1,485
  Repurchase of common stock................................        --        (1)
  Net repayments under credit agreements....................    (1,658)     (480)
  Principal payments on capital lease obligations...........      (295)     (408)
                                                              --------   -------
       Net cash provided by financing activities............     1,625       596
                                                              --------   -------
Effect of exchange rate changes.............................        (8)       --
                                                              --------   -------
Net increase (decrease) in cash and cash equivalents........   (12,551)    3,283
Cash and cash equivalents, beginning of period..............    54,629    51,655
                                                              --------   -------
Cash and cash equivalents, end of period....................  $ 42,078   $54,938
                                                              ========   =======
Supplemental cash flow information:
  Cash paid for interest....................................  $    107   $   189
                                                              ========   =======
Supplemental disclosure of non-cash activities:
  5,413,530 shares of common stock issued for acquisition...  $395,121   $    --
                                                              ========   =======

          See accompanying notes to consolidated financial statements.

                             VISUAL NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Visual Networks, Inc. ("Visual" or the "Company") designs, manufactures, sells and supports comprehensive service management systems for providers and users of new world connectivity services and out-sourced Web services. The Company's operations are subject to certain risks and uncertainties, including among others, failure of broadband access services to achieve market penetration, successful incorporation of the Company's products into service provider company infrastructure, long sales cycles, dependence on significant customers, rapidly changing technology, current and potential competitors with greater financial, technological, production, and marketing resources, dependence on sole and limited source suppliers, dependence on key management personnel, inability to recruit and retain employees, limited protection of intellectual property and proprietary rights, successful implementation of the Company's restructuring plan, integration of acquisitions, uncertainty of future profitability and possible fluctuations in financial results.

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

     These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring which are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results for the entire year ending December 31, 2000.

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

     On May 24, 2000, Visual acquired Avesta Technologies, Inc. ("Avesta") in a merger transaction accounted for using the purchase method of accounting. Avesta was a provider of fault management and application performance monitoring software systems to e-business customers. The results of operations have been included in the accompanying consolidated statements of operations from the date of acquisition (hereafter, Visual, Net2Net, Inverse and Avesta are collectively referred to as the "Company").

                             VISUAL NETWORKS, INC.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Visual and its wholly owned subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation.

CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company primarily sells its products to large telecommunications companies, Internet service providers and e-business customers located in the United States. Three customers individually represented 23%, 17% and 12% of revenue, respectively, for the nine months ended September 30, 2000. For the nine months ended September 30, 1999, three customers individually represented 27%, 23% and 10% of revenue, respectively.

INVENTORY

     Inventory is stated at the lower of cost or market. Inventory consists of the following (unaudited, in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
Raw materials...............................................     $2,485          $  764
Work-in-progress............................................        661           2,230
Finished goods..............................................      5,833           5,004
                                                                 ------          ------
Total.......................................................     $8,979          $7,998
                                                                 ======          ======

LONG-LIVED ASSETS

     The Company reviews its long-lived assets, including property and equipment, identifiable intangibles, and goodwill whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. The Company's estimates of anticipated net revenues, gross profits, the remaining estimated useful lives of tangible and intangible assets, or both could be reduced significantly in the future. As a result, the carrying amount of long-lived assets and intangibles including goodwill could be reduced materially in the future.

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

                             VISUAL NETWORKS, INC.

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

FOREIGN CURRENCY AND INTERNATIONAL OPERATIONS

     The functional currencies of three of the Company's subsidiaries are the Canadian and Singapore dollars and British pound, respectively. The financial statements of these subsidiaries are translated to U.S. dollars using period-end rates for assets and liabilities and average rates during the relevant period for revenues and expenses. Translation gains and losses are accumulated as a component of other comprehensive loss in stockholders' equity.

COMPREHENSIVE INCOME (LOSS)

     The Company reports comprehensive income (loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments and the unrealized gains and losses on marketable securities, net of tax, to be included in other comprehensive income (loss). Because the Company has not had any significant components of other comprehensive income (loss), the reported net income (loss) does not differ materially from comprehensive income (loss) for the three and nine months ended September 30, 2000 and 1999.

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

     Options and warrants to purchase 8,438,707 shares of common stock that were outstanding at September 30, 2000, were not included in the computations of diluted loss per share for the three and nine months ended September 30, 2000 as their effect would be anti-dilutive. Options and warrants to purchase 3,512,837 shares of common stock that were outstanding at September 30, 1999, were not included in the computations of diluted loss per share for the three and nine months ended September 30, 1999 as their effect would be anti-dilutive.

(2) CREDIT AGREEMENTS

     The Company has a credit facility that includes a revolving line of credit providing for borrowings up to the lesser of $7.0 million or 85% of eligible accounts receivable (as defined in the credit facility). The credit facility expires on December 5, 2000, as amended. The agreement contains restrictive financial covenants, including, but not limited to, restrictions related to liquidity, profitability and net worth, as well as restrictions

                             VISUAL NETWORKS, INC.

related to acquisitions, dispositions of assets, distributions and investments. As of September 30, 2000, the Company had no borrowings outstanding under the credit agreement.

     Avesta's revolving line of credit agreement with a financial institution (the "Avesta Facility"), as amended in October 1999, allows for borrowings up to $7,500,000. Borrowings under the Avesta Facility cannot exceed 85% of outstanding eligible accounts receivable, as defined, and bear interest at the bank's prime rate plus 2%. Borrowings under the Avesta Facility are secured by all of Avesta's assets including its intellectual property, and the payments of cash dividends are restricted. The Avesta Facility matured in October 2000. As of September 30, 2000, there were no borrowings outstanding under the Avesta Facility. The Company did not renew the Avesta Facility upon expiration.

(3) NEW ACCOUNTING PRONOUNCEMENTS

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

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition, presentation and disclosure in financial statements. Subsequently, the SEC has amended the implementation dates so that the Company is required to adopt the provisions of SAB No. 101 in the fourth quarter of 2000. We are currently reviewing the impact of SAB No. 101, but we believe that it will not materially affect the Company's results of operations or financial position.

(4) AVESTA TECHNOLOGIES MERGER

     On February 7, 2000, the Company entered into an agreement and plan of merger (the "Merger") with Avesta. Upon closing of the Merger on May 24, 2000, the Company acquired all of the outstanding preferred and common stock of Avesta. In addition, all of the outstanding Avesta stock options and warrants were converted into options and warrants to purchase shares of the Company's common stock. At closing, Avesta equity holders received an aggregate of 5,413,530 shares of Visual common stock, options to purchase 673,338 shares and warrants to purchase 445,463 shares of Visual common stock. In addition, Avesta equity holders are entitled to receive up to 2,000,000 shares of Visual common stock as additional consideration if certain annual sales goals are achieved in calendar 2000. The acquisition has been accounted for as a purchase

                             VISUAL NETWORKS, INC.

business combination. The purchase price has been allocated on a preliminary basis as follows (unaudited, in thousands):

Completed technology........................................  $129,000
In-process technology.......................................    39,000
Assembled workforce.........................................     4,000
Trademarks..................................................    19,000
Goodwill....................................................   248,525
Net liabilities assumed.....................................    (4,259)
Deferred tax liability......................................   (41,373)
                                                              --------
Total.......................................................  $393,893
                                                              ========

     Of the $393.9 million purchase price, $39.0 million was allocated to in-process technology. The Company retained professional appraisal consultants to assist with the assessment and allocation of a portion of the purchase price to the in-process technology. These allocations represent the estimated fair value based on risk-adjusted future cash flows related to the incomplete projects. At the date of the Merger, the development of these projects had not yet reached technological feasibility and the technology had no alternative future uses. As a result, the entire $39.0 million of in-process technology acquired was expensed as of the acquisition date.

     Goodwill is amortized over a period of four years. The assembled workforce is amortized over a period of three years. Trademarks are amortized over a period of seven years. Completed technology is amortized over a period of five years. The pro forma information presented below (unaudited, in thousands, except per share data) reflects the Merger as if it occurred on January 1, 1999. These results are not necessarily indicative of future operating results or what would have occurred had the Merger been consummated at that date.

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------
Pro forma net revenues......................................  $ 79,555       $ 68,751
Pro forma net loss..........................................   (71,223)       (45,685)
Pro forma basic and diluted loss per share..................  $  (2.32)      $  (1.53)

(5) RESTRUCTURING PLAN

     In October 2000, the Company announced a plan to realign its product portfolio, consolidate its operations and devote resources to the markets and products that offer the Company the greatest growth opportunities. The Company's revised strategic focus and reorganization include plans to hire a president and other executives, a workforce reduction of approximately 140 employees throughout the Company and the closure of its facilities in Ottawa, Canada and Sunnyvale, California. Upon finalization of these plans, Visual expects to record a one-time restructuring charge that is not expected to exceed $13 million in the fourth quarter of 2000.

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

     Our revenues have decreased significantly during the past few quarters while our operating expenses have increased resulting in significant losses from operations. During the past few quarters, we allowed our business strategy to become less focused, which increased the complexity of our business and adversely affected our results of operations. In an attempt to refocus our efforts, we have announced a plan to realign our product portfolio, streamline our operations and devote resources to the markets and products that offer us the greatest growth opportunities. Our comprehensive, three-pronged plan will seek to strengthen our business by:

     - realigning our product portfolio -- Visual UpTime, Visual IP Insight, Visual Trinity and Visual eWatcher to broadband and Web outsourcing;

     - strengthening our senior management team; and

     - concentrating our sales, marketing and R&D initiatives around service providers and their end-user customers.

     As a result of these initiatives, we have begun to:

     - consolidate our four research and development centers into two main centers in Rockville and New York;

     - search for a president and other executives to focus on day-to-day execution; and

     - reduce our workforce by 140 employees and close our facilities in Ottawa, Canada and Sunnyvale, California.

     Upon finalization of these plans, Visual expects to record a one-time restructuring charge that is not expected to exceed $13 million in the fourth quarter of 2000 as a result of our revised strategic focus and reorganization. The failure to successfully implement our plans in a timely manner or achieve the anticipated reductions in operating expenses derived from any portion of our plan would have a material adverse effect on our business, financial condition and results of operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999

     REVENUE. We recognized $14.6 million in revenue for the three months ended September 30, 2000, a 40.4% decrease over revenue of $24.5 million for the three months ended September 30, 1999. Revenue for the three months ended September 30, 2000 was comprised of Visual UpTime revenue of $9.8 million, Visual IP Insight revenue of $2.7 million and Trinity and eWatcher revenue of $2.1 million. Revenue for the three months ended September 30, 1999 was comprised of Visual UpTime revenue of $21.6 million and Visual IP Insight revenue of $2.9 million. The overall decrease in revenue was primarily due to a decrease in Visual Uptime revenue of $11.8 million, primarily from service providers, offset by the effect of the acquisition of the Avesta Trinity and eWatcher products. The decrease in sales of UpTime was primarily attributable to a change in purchasing behavior of a major service provider. Sales to service providers accounted for approximately 70% and 73% of revenue for the three months ended September 30, 2000 and 1999, respectively.

     GROSS PROFIT. Cost of revenue consists of subcontracting costs, component parts, direct compensation costs, communication costs, warranty and other contractual obligations, royalties, license fees and other overhead expenses related to our manufacturing operations and to supporting our software products and benchmark services. Gross profit was $7.1 million for the three months ended September 30, 2000, as compared to $16.3 million for the three months ended September 30, 1999, a decrease of $9.2 million. Gross margin was 48.6% of revenue for the three months ended September 30, 2000, as compared to 66.5% of revenue for the three months ended September 30, 1999. The decrease in gross margin percentage was due primarily to higher fixed costs supporting a lower revenue base and approximately $1 million in inventory write-downs offset, in part, by the addition of higher-margin software sales of Trinity and eWatcher. Our future gross margins may be adversely affected by a number of factors, including product mix, the proportion of sales to providers, competitive pricing, manufacturing volumes and an increase in component part costs.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists of compensation for research and development staff, depreciation of test and development equipment, certain software development costs and costs of prototype materials. Research and development expense was $8.2 million for the three months ended September 30, 2000, as compared to $4.3 million for the three months ended September 30, 1999, an increase of $3.9 million. The increase in research and development expense was due primarily to increased staffing levels and related support costs, purchases of materials and services used in the development of new or enhanced products and the addition of Avesta research and development staff and costs subsequent to the date of acquisition. Research and development expense was 56.0% and 17.4% of revenue for the three months ended September 30, 2000 and 1999, respectively. We expect that research and development expenditures may decrease in absolute dollars as a result of our plans to consolidate our research and development centers and the closure of our Sunnyvale, California and Ottawa, Canada offices and may decrease as a percentage of revenue, during the remainder of 2000.

     SALES AND MARKETING EXPENSE. Sales and marketing expense consists of compensation for the sales and marketing staff, commissions, pre-sales support, travel and entertainment, trade shows and other marketing programs. Sales and marketing expense was $12.7 million for the three months ended September 30, 2000, as compared to $6.5 million for the three months ended September 30, 1999, an increase of $6.2 million. The increase in sales and marketing expense was due primarily to continued growth in staffing, commissions, and marketing programs and the costs of Avesta sales and marketing staff and programs subsequent to the date of acquisition. Sales and marketing expense was 87.0% and 26.3% of revenue for the three months ended September 30, 2000 and 1999, respectively. We expect that sales and marketing expenditures may decrease in absolute dollars, and may decrease as a percentage of revenue, during the remainder of 2000. This decrease in absolute dollars is expected as a result of our reduction in workforce and the closure of our Sunnyvale, California and Ottawa, Canada offices.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense consists of finance, administration and general management activities. General and administrative expense was $3.4 million for the three months ended September 30, 2000, as compared to $2.0 million for the three months ended September 30, 1999, an increase of $1.4 million. The increase in general and administrative expense was due primarily to increased staffing, professional services and corporate facilities and network infrastructure costs and the addition of Avesta staff and professional services subsequent to the date of acquisition. General and administrative expense was 23.2% and 8.2% of revenue for the three months ended September 30, 2000 and 1999, respectively. We expect that general and administrative expenditures may decrease in absolute dollars and may continue to decrease as a percentage of revenue, during the remainder of 2000. The decrease in absolute dollars is expected as a result of our reduction in workforce and the closure of our Sunnyvale, California and Ottawa, Canada offices.

     AMORTIZATION OF ACQUIRED INTANGIBLES. The Company recorded $22.0 million in amortization of goodwill and other intangibles related to the acquisition of Avesta during the three months ended September 30, 2000.

     INTEREST INCOME, NET. Interest income, net, for the three months ended September 30, 2000, was approximately $0.8 million as compared to $0.6 million for the three months ended September 30, 1999, an increase of $0.2 million. The increase was primarily due to decreased interest expense related to capital leases and other borrowings.

     INCOME TAXES. The income tax benefit for the three months ended September 30, 2000, was $7.7 million compared to expense of $1.3 million for the three months ended September 30, 1999. The income tax benefit was calculated using an effective tax rate of 12 percent.

     NET LOSS. Net loss for the three months ended September 30, 2000, was $30.7 million as compared to $4.0 million for the three months ended September 30, 1999, an increase of $26.7 million. This increase was due primarily to a decrease in revenue and gross profit, increased operating expenses and the amortization of goodwill and other intangible assets.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     REVENUE. We recognized $73.7 million in revenue for the nine months ended September 30, 2000, a 12.8% increase over revenue of $64.3 million for the nine months ended September 30, 1999. Revenue for the nine months ended September 30, 2000 was comprised of Visual UpTime revenue of $58.3 million, Visual IP Insight revenue of $11.4 million and Trinity and eWatcher revenue of $4.0 million. Revenue for the nine months ended September 30, 1999 was comprised of Visual UpTime revenue of $57.7 million and Visual IP Insight revenue of $6.6 million. The increase was primarily due to the acquisition of Trinity and eWatcher products and an increase in Visual IP Insight revenue. Sales to service providers accounted for approximately 76% and 71% of revenue for the nine months ended September 30, 2000 and 1999, respectively.

     GROSS PROFIT. Gross profit was $47.5 million for the nine months ended September 30, 2000, as compared to $42.1 million for the nine months ended September 30, 1999, an increase of $5.3 million. Gross margin was 64.3% of revenue for the nine months ended September 30, 2000, as compared to 65.5% of revenue for the nine months ended September 30, 1999. The decrease in gross margin percentage was due primarily to higher fixed costs and approximately $1 million in inventory write-downs, offset, in part, by an increase in higher-margin software sales including sales of Trinity and eWatcher.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $19.5 million for the nine months ended September 30, 2000, as compared to $12.1 million for the nine months ended September 30,

1999, an increase of $7.4 million. The increase in research and development expense was due primarily to increased staffing levels and related support costs, and purchases of materials and services used in the development of new or enhanced products and the addition of Avesta research and development staff and costs subsequent to the date of acquisition. Research and development expense was 26.4% and 18.8% of revenue for the nine months ended September 30, 2000 and 1999, respectively.

     WRITE-OFF OF PURCHASED RESEARCH AND DEVELOPMENT. A one-time write-off of research and development costs related to the Avesta acquisition was recorded in the amount of $39.0 million in the nine months ended September 30, 2000.

     SALES AND MARKETING EXPENSE. Sales and marketing expense was $29.0 million for the nine months ended September 30, 2000, as compared to $17.9 million for the nine months ended September 30, 1999, an increase of $11.0 million. The increase in sales and marketing expense was due primarily to continued growth in staffing, commissions, and marketing programs and the date of acquisition of Avesta sales and marketing staff and programs subsequent to the acquisition. Sales and marketing expense was 39.3% and 27.9% of revenue for the nine months ended September 30, 2000 and 1999, respectively.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense was $8.0 million for the nine months ended September 30, 2000, as compared to $5.6 million for the nine months ended September 30, 1999, an increase of $2.4 million. The increase in general and administrative expense was due primarily to increased staffing, professional services and corporate facilities and network infrastructure costs and the addition of Avesta staff and professional services subsequent to the date of acquisition. General and administrative expense was 10.9% and 8.7% of revenue for the nine months ended September 30, 2000 and 1999, respectively.

     AMORTIZATION OF ACQUIRED INTANGIBLES. The Company recorded $30.8 million in amortization of goodwill and other intangibles related to the acquisition of Avesta during the nine months ended September 20, 2000.

     INTEREST INCOME, NET. Interest income, net, for the nine months ended September 30, 2000, was approximately $2.1 million as compared to $1.6 million for the nine months ended September 30, 1999, an increase of $0.5 million. The increase was primarily due to decreased interest expense related to capital leases and other borrowings and increased invested cash balances during the nine months ended September 30, 2000.

     INCOME TAXES. The income tax benefit for the nine months ended September 30, 2000, was $9.2 million compared to expense of $2.6 for the nine months ended September 30, 1999.

     NET LOSS. Net loss for the nine months ended September 30, 2000, was $67.5 million as compared to $1.2 million for the nine months ended September 30, 1999, an increase of $66.2 million. This increase was due primarily to an increase in revenue and gross profit, offset by increased operating expenses, the write-off of purchased research and development and the amortization of goodwill and other intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, our combined balance of cash and cash equivalents was $42.1 million as compared to $54.6 million as of December 31, 1999, a decrease of $12.5 million. This decrease is primarily attributable to $2.4 million in cash used in operations, $7.2 million in capital expenditures, $10.1 million in merger-related transaction costs, net of cash acquired, $2.0 million in net repayments under credit agreements and capital lease obligations, offset by $3.6 million in proceeds from the exercise of stock options and other stock issuances and $5.6 million in maturities of short-term investments.

     We require substantial working capital to fund our core business, particularly to finance inventories, accounts receivable, research and development activities and capital expenditures. Additionally, we require substantial working capital to support our acquisition strategy. We currently anticipate that capital expenditures for 2000 are not expected to exceed $8.0 million. We currently anticipate that our cash requirements for our restructuring plan are not expected to exceed $4.0 million in the fourth quarter of 2000, $3.5 million in 2001 and $1.5 million thereafter. Our future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products and market acceptance of our products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms, if at all.

     In addition to our cash and cash equivalents, our other principal source of liquidity is our bank credit facility. The credit facility includes a revolving line of credit providing for borrowings up to the lesser of $7.0 million or 85% of eligible accounts receivable (as defined in the credit facility). The credit facility expires on December 5, 2000, as amended. The agreement contains restrictive financial covenants, including, but not limited to, restrictions related to liquidity, profitability and net worth, as well as restrictions related to acquisitions, dispositions of assets, distributions and investments. As of September 30, 2000, the Company had no borrowings outstanding under the credit agreement.

     We believe that our current cash position combined with our credit facilities are sufficient to meet our capital expenditure and working capital requirements for the next 18 months. We may consider from time to time various alternatives and may seek to raise additional capital through equity or debt financing or to enter into strategic agreements. There can be no assurance, however, that any of such financing alternatives will be available on terms acceptable to us, if at all.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The market for our products is growing rapidly and our business environment is characterized by rapid technological changes, changes in customer requirements and new emerging market segments. Consequently, to compete effectively, we must make frequent new product introductions and enhancements and deploy sales and marketing resources to take advantage of new business opportunities. Our operations are also subject to certain other risks and uncertainties including, among other things,successful implementation of new business strategic initiatives, failure of broadband access services to achieve market penetration, lack of profitability, inability to sustain historical revenue trends, successful incorporation of products into service provider company infrastructure, long sales cycles, dependence on significant customers, rapidly changing technology, current and potential competitors with greater financial, technological, production, and marketing resources, dependence on sole and limited source suppliers, dependence on key management personnel, inability to recruit and retain employees, limited protection of intellectual property and proprietary rights, integration of acquisitions, uncertainty of future profitability and possible fluctuations in financial results. Failure to meet any of these challenges could adversely affect future operating results.

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

FAILURE OF BROADBAND ACCESS SERVICES TO ACHIEVE SIGNIFICANT MARKET PENETRATION COULD IMPACT THE EFFECTIVENESS OF OUR NEW STRATEGIC BUSINESS INITIATIVES.

     Part of the new strategic business initiatives is to provide comprehensive service management for new world networks running over broadband access facilities such as DSL, fixed wireless, and cable. There is no assurance that these access technologies will achieve broad-based market acceptance for mission critical applications for the business customers of the service providers. Failure of these technologies to achieve broad-based market acceptance could adversely affect future revenues, financial condition, and results of operations.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT AND WE MAY NOT BE PROFITABLE IN THE FUTURE.

     Our limited history, operating losses and accumulated deficit make predicting our future operating results difficult. Our company was organized in 1993 and we introduced Visual UpTime in mid-1995. Accordingly, we have only a limited operating history upon which an evaluation of our product and prospects can be based. As of September 30, 2000, we had an accumulated deficit of approximately $98.9 million. Although we reported net income of $3.6 million for 1999, we incurred a consolidated net loss in the nine-month period ended September 30, 2000, of approximately $67.5 million. The loss in the nine-month period ended September 30, 2000, related primarily to the write-off of purchased research and development and the amortization of acquired intangibles. We also experienced losses of $9.2 million and $6.5 million in 1997 and 1998, respectively. The loss in 1997 related primarily to our expenditures associated with the development and marketing of the Visual UpTime product, the products of Net2Net, and the products of Inverse. The loss in 1998 related primarily to the effect of merger-related costs and the effect of the Net2Net and Inverse operating losses prior to the respective dates of acquisition.

WE MAY NOT BE ABLE TO SUSTAIN HISTORICAL REVENUE TRENDS IN THE FUTURE.

     Our revenue in any period depends primarily on the volume and timing of orders received during the period, which are difficult to predict. Our expense levels are based, in part, on the expectation of future revenue. If revenue levels are below expectations due to delays associated with customers' decision-making processes or for any other reason, operating results are likely to be materially and adversely affected. Results of operations may be affected disproportionately by a reduction in revenue because a large portion of our expenses are fixed and cannot be easily reduced without adversely affecting our business. In addition, we currently intend to sustain funding of research and product development efforts and sales, marketing and customer support operations and to expand distribution channels. To the extent such expenses precede or are not promptly followed by increased revenue, our business, financial condition and results of operations could be adversely affected.

OUR SUCCESS DEPENDS ON SERVICE PROVIDER COMPANIES INCORPORATING OUR PRODUCT INTO THEIR INFRASTRUCTURE.

     Network service companies have not typically offered products and services that enable their customers to measure and test the level of service they receive on their communications networks. If these companies do not want to offer this type of service, our future revenues could be significantly lower than anticipated. Our sales and marketing strategy depends on sales of Visual UpTime, Visual IP Insight, Visual Trinity and Visual eWatcher to service provider companies for them to deploy as part of their network infrastructure. Although we expect that for 2001, a significant portion of our revenue will be attributable to sales of Visual UpTime, Visual IP Insight, Visual Trinity and Visual eWatcher to service providers, we cannot be sure that we will be successful in demonstrating the value of our products to service provider companies.

     We believe that the success of the provider deployment strategy depends on a number of factors over which we may have little or no control, including:

     - acceptance of and satisfaction with our systems by service provider companies and their customers;

     - the realization of operating cost efficiencies when Visual Uptime, Visual IP Insight, Visual Trinity and/or Visual eWatcher is deployed;

     - our ability to convince the service providers of the operational benefits of Visual UpTime, Visual IP Insight, Visual Trinity and Visual eWatcher;

     - the demand generation for these systems from customers and support for the systems by the service provider companies' sales forces;

     - the competitive dynamics between service provider companies that provide communication networks for wide area use and the development of service for new world networks overall;

     - our successful development of systems and products that address the requirements for systems deployed as part of a service provider company's infrastructure;

     - the timing and successful completion of integration development work by service provider companies to incorporate our service management functionality into their operational infrastructure; and the absence of new technologies that make our products and systems obsolete before they become standardized in network systems.

     The failure of our products to become an accepted part of the service provider companies' infrastructure or a slower than expected increase in the volume of sales by us to these companies could have a material adverse effect on our business, financial condition and results of operations.

OUR LONG SALES CYCLE REQUIRES US TO EXPEND SIGNIFICANT RESOURCES ON POTENTIAL SALES OPPORTUNITIES THAT MAY NEVER BE CONSUMMATED.

     If we do not generate additional revenue from our sales and marketing efforts, the expended resources and lack of increased revenues could have a material adverse affect on our business, financial condition and results of operations. Our future business prospects depend on growing the sales of our products and services. The incorporation of our product into the infrastructure of service providers under which we are emphasizing future sales is characterized by a long sales cycle to turn opportunities into sales.

     The risks inherent in the long sales cycle for Visual UpTime, Visual IP Insight, Visual Trinity and Visual eWatcher, many of which we have little or no control over, include:

     - service provider companies' internal acceptance reviews;

     - service provider companies' budgetary constraints and technology assessment;

     - service provider companies' lengthy decision-making processes;

     - the attendant delays frequently associated with service provider companies' internal procedures to approve large capital expenditures; and

     - the substantial commitment of capital from service provider companies.

     Sales of Visual UpTime, Visual IP Insight, Visual Trinity and Visual eWatcher generally involve significant testing by and education of both service provider companies and their customers as well as a substantial commitment of our sales and marketing resources. As a result, we may expend significant resources pursuing potential sales opportunities that will not be consummated. Even if providers deploy our products, curtailment or termination of service provider company marketing programs, reduction in demand by service provider customers, decreases in service provider company capital budgets or reduction in the purchasing priority assigned to products such as Visual UpTime, Visual IP Insight and Visual Trinity, particularly if significant and unanticipated by us, could have a material adverse effect on our business, financial condition and results of operations.

THE LOSS OF SPRINT, AT&T OR WORLDCOM AS A CUSTOMER COULD HARM OUR BUSINESS.

     Our provider deployment strategy depends predominantly on sales to service provider companies. The loss of any one of Sprint, AT&T or Worldcom, which have historically provided a majority of our revenue, would result in a substantial loss of revenue that could have a material adverse effect on our business, financial condition and results of operations. For the nine months ended September 30, 2000, Sprint, AT&T and Worldcom accounted for 17%, 23% and 12%, respectively, of our consolidated revenue. This concentration should continue as our customer base will consist predominantly of service provider companies.

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

     Our anticipated dependence on sizable orders from a limited number of service provider companies will make the relationship between us and each service provider company critically important to our business. As our relationships with these service provider companies evolve over time, we will make adjustments to product specifications, forecasts and delivery timetables in response to service provider company demands and expectations. Further, because none of our agreements contain minimum purchase requirements, there can be no assurance that the issuance of a purchase order will result in significant recurring business. Any inability to manage our service provider company relationships successfully could have a material adverse effect on our business, financial condition and results of operations.

THE TERMINATION OF THE SPRINT AND WORLDCOM MERGER MAY PROLONG THE TIME TO PROFITABILITY WITH RESPECT TO TWO OF OUR MAJOR ACCOUNTS.

     Our organizational and strategic integration activities that we were undertaking with respect to our Sprint and Worldcom accounts must now be reversed as a result of the termination of the Sprint and Worldcom merger. This activity may adversely affect the business relationships that we were establishing in the combined company and may prolong our sales cycles. Either of these may have a material adverse effect on our business, financial condition and results of operations.

THE PENDING BREAK-UP OF AT&T COULD LENGTHEN SALES CYCLES AND ADVERSELY AFFECT OUR BUSINESS.

     Potential disruption caused by the pending break-up of AT&T could result in delays by AT&T's customers in ordering services based on our equipment and delays in installation of services by AT&T. Both of these conditions could adversely affect our business, financial condition and results of operations.

     The separation by AT&T of its Business unit, Broadband unit and Wireless unit into three different companies could impact potential synergies realized from integrated service management across multiple broadband access technologies, which is an important strength of our systems.

THE CONSOLIDATION OF THE TELECOMMUNICATIONS INDUSTRY, PARTICULARLY WITH RESPECT TO INTERNET SERVICE PROVIDERS, DSL PROVIDERS AND CLECS COULD RESULT IN A LENGTHENED SALES CYCLE.

     Many companies in the telecommunications industry, particularly Internet service providers, DSL providers and competitive local exchange carriers, are consolidating with each other. As a result, management of these companies is focused on internal integration and other issues and is less likely to focus on the purchasing of additional equipment and services. This is likely to affect our business by lengthening our sales cycle.

WE FACE GROWING COMPETITION THAT COULD MAKE IT DIFFICULT FOR US TO ACQUIRE AND RETAIN CUSTOMERS.

     The market for service management systems for new world connectivity services and out-sourced Web services is new and rapidly evolving. We expect competition in this market to intensify in the future. Our competitors vary in size and in the scope and breadth of the products and services that they offer. Many of these competitors have greater financial, technical, marketing and other resources than us, and some have well established relationships with our current and potential customers. As a result, these competitors may be able to respond to new or emerging technologies and changes in customer requirements more effectively than us, or devote greater resources than us to the development, promotion and sale of products. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

     We may experience competition from less expensive products and services that provide only a portion of the functionality provided by our products and services. In particular, as prices for network equipment components such as data service units/channel service units decrease, customers may decide to purchase these less expensive products even though they lack certain features offered by our products, particularly when these units are integrated in customer routers and switches. For example, we expect that participants with strong capabilities in these various segments could partner with each other to offer products that supply functionality approaching that provided by Visual UpTime. We are aware of such arrangements between

Digital Link and NetScout, and NetScout and Paradyne. The success of such products could have a material adverse effect on our business, financial condition and results of operations.

     If we expand the scope of our products and services, we may encounter many additional, market-specific competitors. These potential competitors include companies that sell network management software such as Lucent Technologies, Inc. -- OneVision Division and Telecordia Technologies, Inc., each of which has announced products that could potentially compete with us in the future. The success of such products could have a material adverse effect on our business, financial condition and results of operations.

     We may experience competition from fault management companies, such as Micromuse, that provide only a portion of the functionality provided by our products and services. If the functionality of these systems is sufficient to meet customer requirements, or these companies add functionality to match our products and services, the success of such products could have a material adverse effect on our business, financial condition and results of operations.

OUR DEFENSE OF THE LITIGATION RELATING TO OUR ALLEGED FALSE AND MISLEADING STATEMENTS IN ADDITION TO A COMPETITOR'S PATENT INFRINGEMENT CLAIM MAY RESULT IN COSTLY LITIGATION, DIVERT THE EFFORTS AND ATTENTION OF OUR MANAGEMENT AND BE UNSUCCESSFUL.

     In July, August and September 2000, several purported class action complaints were filed against us, Scott E. Stouffer, our Chairman and CEO, and Michael Watters, former Chief Operating Officer, in the United States District Court for the District of Maryland. The complaints allege that between February 7, 2000 and August 23, 2000, the defendants made false and misleading statements which had the effect of inflating the market price of our stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints do not specify the amount of damages sought. We believe that the plaintiffs' claims are without merit and intend to defend these cases vigorously. We may, however, incur significant legal costs related to this litigation.

     In October 1997, a lawsuit was filed against Avesta and one of its employees that alleges patent infringement, unfair competition, breach of contract and interference with contractual relations resulting in unjust enrichment. Avesta answered the complaint, denying all allegations, and also asserted counterclaims against the plaintiff for patent misuse, unfair competition and interference with business and patent invalidity. We intend to vigorously defend itself against these allegations and we believe that they acted appropriately in connection with the matters at issue. We cannot presently determine the ultimate outcome of this action and the effect, if any, on our financial statements. A negative outcome could have a material adverse effect on our financial position.

     Failure to prevail in the intellectual property litigation could result in one or more of the following:

     - the payment of substantial monetary and punitive damages;

     - the reimbursement of the plaintiff's legal costs;

     - the requirement to stop selling one of our major products in its current form;

     - the redesign of that product;

     - the requirement to license certain technology from the plaintiff, which could include significant royalty payments; and

     - the indemnification of certain customers against the losses they may incur due to the alleged infringement.

     In addition, we may incur significant legal costs related to this litigation.

OUR INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND WE MUST ADAPT QUICKLY TO THESE CHANGES TO COMPETE EFFECTIVELY.

     The market for our products is characterized by rapid changes, including continuing advances in technology, frequent new product introductions, changes in customer requirements and preferences and changes in industry standards. If we are unable to develop and introduce new products and product enhancements in a timely fashion that accommodate these changes, we will likely lose customers and business which could have a material adverse effect on our business, financial condition and results of operations. The introduction of new technologies or advances in techniques for network services or the integration of service level management functionality into other network hardware components could render our products obsolete or unmarketable. There can be no assurance that (i) our existing products will continue to compete successfully; (ii) our future product offerings will keep pace with the technological changes implemented by our competitors; (iii) our products will satisfy evolving industry standards or preferences of existing or prospective customers; or (iv) we will be successful in developing and marketing products for any future technology. Failure to achieve any one of these objectives could have a material adverse effect on our business, financial condition and results of operations.

OUR FUTURE SUCCESS DEPENDS ON CONTINUED MARKET ACCEPTANCE OF THE NEW WORLD NETWORK SERVICES AND OUR ABILITY TO ADAPT TO NEW NETWORK TECHNOLOGIES THAT MAY DEVELOP.

     Because our systems are deployed predominantly on new world networks such as Frame Relay, ATM, IP, remote access and VPNs, our near-term success will depend on the continued market acceptance of these technologies as preferred networking solutions. If these services do not maintain widespread market acceptance, the market for our products will be substantially reduced which could have a material adverse effect on our business, financial condition and results of operations. Although we are currently devoting significant resources to the development of additional products, there can be no assurance that we will complete the development of these or any future products in a timely fashion, that we will successfully manage the transition from existing products, that our future products will achieve market acceptance, or if market acceptance is achieved, that we will be able to maintain such acceptance for a significant period of time. If we are unable to develop products on a timely basis that address changing customer needs and technologies, we may lose market share to competitors or be required to substantially increase development expenditures. Such an increase in research and development expenditures may have a material adverse effect on our business, financial condition and results of operations. There also can be no assurance that products or technologies developed by others will not adversely affect our competitive position or render our products or technologies noncompetitive or obsolete.

THE SUCCESS OF OUR BUSINESS DEPENDS ON THE WIDESPREAD ADOPTION OF NEW WORLD NETWORKS BY BUSINESS AND CONSUMERS FOR E-COMMERCE AND COMMUNICATIONS.

     Because our service management products and services are based on providing performance measurement and diagnostics for the Internet and corporate IP networks, the Internet must be widely adopted, in a timely manner, as a means of electronic commerce, or e-commerce, and communications. If such adoption should not occur, our business, financial condition and results of operations could be adversely affected. Because e-commerce and communications over the Internet are new and evolving, it is difficult to predict the size of this market and its sustainable growth rate. In addition, we believe that the use of the Internet for conducting business transactions could be hindered for a number of reasons, including, but not limited to:

     - security concerns including the potential for fraud or theft of stored data and information communicated over the Internet;

     - inconsistent quality of service, including well-publicized outages of popular web sites;

     - lack of availability of cost-effective, high-speed service;

     - limited numbers of local access points for corporate users;

     - delay in the development of enabling technologies or adoption of new standards;

     - inability to integrate business applications with the Internet;

     - the need to operate with multiple and frequently incompatible products;
       and

     - a lack of tools to simplify access to and use of the Internet.

IMPROVEMENTS TO THE INFRASTRUCTURE OF THE INTERNET COULD REDUCE OR ELIMINATE DEMAND FOR OUR INTERNET PERFORMANCE MEASUREMENT PRODUCTS AND SERVICES.

     The demand for our service management products and services could be reduced or eliminated if future improvements to the infrastructure of the Internet lead companies to conclude that measuring and evaluating the performance of their networks is no longer important to their business. The Internet is a complex, heterogeneous network of communications networks with multiple operators and vendors supplying and managing the underlying infrastructure as well as connections to this infrastructure. Because the inherent complexity of the Internet currently causes significant e-commerce quality-of-service problems for companies, the vendors and operators that supply and manage the underlying infrastructure are continuously seeking to improve the speed, availability, reliability and consistency of the Internet. If these vendors and operators succeed in significantly improving the performance of the Internet, which would result in corresponding improvements in the performance of companies' networks, demand for our products and services would likely decline which could have a material adverse effect on our business, financial condition and results of operations.

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

OUR DEPENDENCE ON SOLE AND LIMITED SOURCE SUPPLIERS MAKES THE PRICE WE PAY FOR IMPORTANT COMPONENTS IN OUR PRODUCTS MORE VOLATILE.

     We purchase many key components used in the manufacture of our products only from sole or limited sources. If a sole or limited source supplier raises their prices, delays shipments or becomes unable or unwilling to supply a key component, we may be forced to obtain these components from alternative sources if they are available, which could impair our ability to deliver our products to our customers in a timely and cost-effective manner, or could force us to increase our prices or reduce our gross profit margins. Any of these events could have a material adverse effect on our business, financial condition and results of operations and could jeopardize our relationships with those customers.

     The risks associated with being dependent on sole or limited source suppliers of key components include the following:

     - we have not identified alternative suppliers for all of our key components and we may not be able to find alternative suppliers, if necessary, or find alternative components of comparable quality;

     - we will have to qualify alternative suppliers before we purchase components from them which will, even if successful, necessarily delay the process of procuring the replacement components;

     - most of our suppliers do not have long-term agreements with us, so these suppliers could suddenly increase component prices;

     - even minor delays in shipments of key components from suppliers, which we have experienced in the past, could delay the shipment of our products;

     - although all of our sole or limited source suppliers are based in the United States, some of them may manufacture or acquire components from outside of the United States and thus they may be unable to deliver their components if their own supplies are interrupted by events in other countries; and

     - some of the components, including dynamic random access memories and embedded communications processors, are subject to significant price fluctuations.

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

WE MAY FACE DIFFICULTIES ASSIMILATING AND MAY INCUR COSTS ASSOCIATED WITH ANY FUTURE ACQUISITIONS.

     We may seek to acquire or invest in businesses, products or technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. Acquisitions could create risks for us, including:

     - difficulties in assimilation of acquired personnel, operations and technologies;

     - unanticipated costs associated with the acquisition;

     - diversion of management's attention from our core business;

     - adverse effects on existing business relationships with channel partners of our products and services and our customers; and

     - use of substantial portions of our available cash to consummate the acquisition.

     Our failure to successfully assimilate companies or technologies acquired by us or the occurrence of unanticipated costs that may arise in connection with such acquisitions, could have a material adverse effect on our business, financial condition and results of operations.

IF WE EXPAND OUR INTERNATIONAL ACTIVITIES, OUR BUSINESS WILL BE SUSCEPTIBLE TO ADDITIONAL RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

     We believe we must expand the sales and marketing activities for our products and services outside the United States and hire additional international personnel. Therefore, we expect to commit significant resources to expand our international sales and marketing activities, which were less than 10% of our consolidated revenue for 1999 and prior periods. Conducting international operations would subject us to risks we do not face in the United States. These include, but are not limited to:

     - currency exchange rate fluctuations;

     - seasonal fluctuations in purchasing patterns;

     - unexpected changes in regulatory requirements;

     - maintaining and servicing computer hardware in distant locations;

     - longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

     - difficulties in managing and staffing international operations;

     - potentially adverse tax consequences, including restrictions on the repatriation of earnings;

     - the burdens complying with a wide variety of foreign laws; and

     - reduced protection for intellectual property rights in some countries.

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

THE LOSS OF KEY PEOPLE COULD JEOPARDIZE OUR GROWTH PROSPECTS.

     The loss of the services of Scott E. Stouffer, our Chairman, President and Chief Executive Officer, and Peter J. Minihane, our Chief Financial Officer, or any other key employee could adversely affect our ability to execute our business plan and could have a material adverse effect on our business, financial condition and results of operations. Our success depends to a significant degree upon the continuing contributions of our key management and technical employees, particularly Messrs. Stouffer and Minihane.

OUR INABILITY TO RECRUIT AND RETAIN EMPLOYEES MAY HURT OUR GROWTH PROSPECTS.

     We are actively seeking to fill a number of executive management positions. If we fail to recruit and retain personnel, it could damage our ability to grow and expand our business. Our future success depends on our ability to retain highly skilled managerial, sales, marketing, customer support and product development personnel. Intense competition for technically trained sales and product development personnel makes recruiting qualified personnel difficult. There can be no assurance that we will be successful in retaining our key employees. Failure to retain key personnel could have a material adverse effect on our business, financial condition and results of operations.

OTHERS MAY CLAIM THAT WE INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS.

     If others claim that our products infringe on their intellectual property rights, whether the claims are valid or not, we may be forced to spend significant sums in litigation, pay damages, delay product shipments, reengineer our products or acquire licenses to the claimant's intellectual property. We expect that these claims may become more common as the number of products in the network management industry increases and the functionality of these products further overlaps. If a claimant is successful in a lawsuit arising from such a claim, it could have a material adverse effect on our business, financial condition and results of operations.

WE MUST PROTECT OUR OWN INTELLECTUAL PROPERTY RIGHTS.

     Our success is dependent on our proprietary technology and intellectual property rights. We hold three patents and also rely on copyright and trade secret laws, trademarks, confidentiality procedures and contractual provisions to protect our proprietary software, documentation and other proprietary information. These protection methods may not be adequate to prevent competitors from developing similar technology. Moreover, in the absence of patent protection, our business may be adversely affected by competitors that develop functionally equivalent technology. Litigation to enforce our intellectual property rights, regardless of its success or failure, could be burdensome and expensive and could involve a high degree of uncertainty. In addition, legal proceedings may divert management's attention from growing our business.

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

WE HAVE ANTI-TAKEOVER PROTECTIONS THAT MAY DELAY OR PREVENT A CHANGE IN CONTROL THAT COULD BENEFIT OUR STOCKHOLDERS.

     Terms of our certificate of incorporation and bylaws make it more difficult for another individual or company to acquire control of our company, even if a change of control would benefit our stockholders. These terms include:

          - our board of directors, without stockholder approval, may issue up to 5,000,000 shares of preferred stock on terms that they determine. This preferred stock could be issued quickly with terms that delay or prevent the change in control of our company, make removal of management more difficult or depress the price of our stock;

          - certain provisions of our certificate of incorporation and bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest;

          - we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law which prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested
            stockholder, unless the business           combination is approved
            in a prescribed manner;

          - our board of directors is "staggered" so that only a portion of its members are elected each year;

          - only our board of directors, our chairman of the board, our president or stockholders holding a majority of our stock can call special stockholder meetings; and

          - special procedures must be followed in order for stockholders to present proposals at stockholder meetings.

     In addition, our credit facility with Silicon Valley Bank prohibits us from engaging in a merger with or being acquired by another entity without their consent, unless we are the surviving entity.

     The foregoing discussion contains forward-looking information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those sections. Our future results may be impacted by various important factors including, but not limited to, successful implementation of new business strategic initiatives, failure of broadband access services to achieve market penetration, lack of profitability, inability to sustain historical revenue trends, successful incorporation of products into service provider company infrastructure, long sales cycles, dependence on significant customers, rapidly changing technology, current and potential competitors with greater financial, technological, production, and marketing resources, dependence on sole and limited source suppliers, dependence on key management personnel, ability to recruit and retain employees, limited protection of intellectual property and proprietary rights, integration of acquisitions, uncertainty of future profitability and possible fluctuations in financial results, and other risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 1999, Registration Statement No. 333-33946 on Form S-4 filed April 4, 2000, as amended and Registration Statement No. 333-49560 on Form S-3 filed November 8, 2000.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results."

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In July, August and September 2000, several purported class action complaints were filed against the Company, Scott E. Stouffer, its Chairman and CEO, and Michael Watters, former Chief Operating Officer, in the United States District Court for the District of Maryland. The complaints allege that between February 7, 2000 and August 23, 2000, the defendants made false and misleading statements which had the effect of inflating the market price of the Company's stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints do not specify the amount of damages sought. The Company believes that the plaintiffs' claims are without merit and intends to defend these cases vigorously. The Company may, however, incur significant legal costs related to this litigation.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  (a) EXHIBITS

  EXHIBIT
   NUMBER                         EXHIBIT DESCRIPTION
-----------                      -------------------
    3.1$     Amended and Restated Certificate of Incorporation of the
             Company.
  3.1.1@     Certificate of Amendment to Amended and Restated Certificate
             of Incorporation.
    3.2*     Restated By-Laws of the Company.
   10.1*     1994 Stock Option Plan.
   10.2*     1997 Omnibus Stock Plan, as amended.
   10.3*     Amended and Restated 1997 Directors' Stock Option Plan.
   10.4!!    2000 Stock Incentive Plan, as amended.
   10.5*+    Reseller/Integration Agreement, dated August 29, 1997, by
             and between the Company and MCI Telecommunications
             Corporation.
 10.5.1$$$++ Second Amendment, dated November 4, 1998, to the
             Reseller/Integration Agreement between the Company and MCI
             Telecommunications Corporation (relating to Exhibit 10.5).
   10.6!     Master Purchase Agreement, dated as of May 22, 2000, between
             Sprint/United Management Company and the Company.
   10.7*+    General Agreement for the Procurement of Equipment, Services
             and Supplies, dated November 26, 1997, between the Company and AT&T Corp.
   10.8*     Lease Agreement, dated December 12, 1996, by and between the
             Company and The Equitable Life Assurance Society of the
             United States.
 10.8.1*     Lease Amendment, dated September 2, 1997, by and between the
             Company and The Equitable Life Assurance Society of The
             United States (related to Exhibit 10.8).
 10.8.2$$$   Second Lease Amendment, dated February 8, 1999, by and
             between the Company and TA/Western, LLC, successor to The
             Equitable Life Assurance Society of The United States
             (relating to Exhibit 10.8).
 10.8.3***   Third Lease Amendment, dated January 10, 2000, by and
             between the Company and TA/Western, LLC (relating to Exhibit
             10.8).
 10.8.4!!    Fourth Lease Amendment, dated May 17, 2000, by and between the Company and TA/Western, LLC (relating to Exhibit 10.8).
   10.9***   Sublease, dated October 1, 1999, between the Company and
             Micron Technology, Inc.
   10.10*    Employment Agreement, dated December 15, 1994, by and
             between the Company and Scott E. Stouffer, as amended.
   10.11!!   Lease Agreement, dated April 7, 2000, by and between Visual
             Networks, Inc. and TA/Western, LLC.
   10.12*    Terms of Employment, dated June 11, 1997, by and between the
             Company and Peter J. Minihane, as amended.
   10.15%    Loan and Security Agreement, dated April 5, 1999, by and
             between Silicon Valley Bank and the Company.
10.15.1!     Second Amendment to Loan and Security Agreement, effective
             October 5, 2000, by and between Silicon Valley Bank and the
             Company (relating to Exhibit 10.15).
10.15.2!     Amended and Restated Revolving Promissory Note issued by the
             Company on October 5, 2000, to Silicon Valley Bank (relating to Exhibit 10.15).
   10.17**   Net2Net 1994 Stock Option Plan.
   10.20$$   1999 Employee Stock Purchase Plan.
   10.21%%   Agreement and Plan of Merger, dated September 15, 1999, by and among the Company, Visual Acquisitions Two, Inc. and
             Inverse Network Technology.
   10.22%%%  Inverse Network Technology 1996 Stock Option Plan.
   10.23@    Merger Agreement, dated February 7, 2000, by and among
             Visual Networks, Inc., Visual Acquisitions Three, Inc. and
             Avesta Technologies, Inc.
10.23.1!!    Avesta Technologies 1996 Stock Option Plan.

  EXHIBIT
   NUMBER                         EXHIBIT DESCRIPTION
------------                      -------------------
   16.1*     Letter regarding change in certified accountants.
   16.2@     Letter regarding change in certified accountants.
   21.1!!    List of subsidiaries of the Company.
   27.1      Financial Data Schedule.

---------------

*     Incorporated herein by reference to the Company's
      Registration Statement on Form S-1, No. 333-41517.
**    Incorporated herein by reference to Exhibit 10.1 to the
      Company's Registration Statement on Form S-8, No. 333-53153.
***   Incorporated herein by reference to the Company's Annual
      Report on Form 10-K for the year ended December 31, 1999.
%     Incorporated herein by reference to the Company's
      Registration Statement on Form S-3, No. 333-90105.
%%    Incorporated herein by reference to Exhibit 2.1 to the
      Company's Current Report on Form 8-K dated October 8, 1999.
%%%   Incorporated herein by reference to Exhibit 10.1 to the
      Company's Registration Statement on Form S-8, No. 333-88719.
@     Incorporated herein by reference to the Company's
      Registration Statement on Form S-4, No. 333-33946.
$     Incorporated herein by reference to Exhibit 3.1 to the
      Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1999.
$$    Incorporated herein by reference to the Company's Definitive
      Proxy Statement on Schedule 14A filed April 30, 1999.
$$$   Incorporated herein by reference to the Company's Annual
      Report on Form 10-K for the year ended December 31, 1998.
+     Portions of this Exhibit were omitted and have been filed
      separately with the Secretary of the Commission pursuant to the Company's Application Requesting Confidential Treatment
      under Rule 406 of the Securities Act, filed on December 22,
      1997, January 28, 1998 and February 4, 1998.
++    Portion's of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company's Application Requesting Confidential Treatment
      under Rule 24b-2 of the Securities Exchange Act.
!     To be filed by amendment.
!!    Incorporated herein by reference to the Company's Quarterly
      Report on Form 10-Q for the three months ended June 30,
      2000.

     (b) REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VISUAL NETWORKS, INC.

                                          By:     /s/ PETER J. MINIHANE
                                             -----------------------------------
                                                     Peter J. Minihane
                                              Executive Vice President, Chief
                                               Financial Officer, Treasurer and
                                              Director (principal financial and
                                                     accounting officer)

November 14, 2000