Form 10-K405
period 2000-12-31
VISUAL NETWORKS INC
filed 2001-04-17
CIK 1000495

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR

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

NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

     Documents incorporated by reference: Specified portions of the Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2001 Annual Meeting are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2000.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2001 was approximately $112,138,000.

     The number of outstanding shares of the Registrant’s common stock as of March 31, 2001 was 33,398,785 shares, including 2,000,000 shares held in escrow.

VISUAL NETWORKS, INC. FORM 10-K

i

FORWARD LOOKING STATEMENTS

      IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 2001. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

ii

PART I

Item  1.  Business.

Overview

      We design, manufacture, sell and support comprehensive service management systems for providers and users of new world connectivity services and out-sourced Web services. Our systems combine software components, or agents, installed at key places in a network with centralized software applications designed for performance monitoring, real-time troubleshooting, fault management, network resource discovery and network capacity planning. Visual UpTime, Visual IP InSight and Visual eWatcher provide network performance measurement and analysis that allow network and Web-hosting service providers to achieve the service levels required by their subscriber customers and to lower operating costs associated with new world networks. The availability of performance monitoring and troubleshooting software agents also allows customers to verify service levels supplied by their service providers and monitor traffic traversing their networks, a requirement for many enterprises wishing to use public telecommunications services to carry mission-critical data. Visual Trinity enhances the availability and performance of an e-business network infrastructure by automating the discovery of network resources, correlating events and determining root-cause and business impact. These applications are essential to both service provider and enterprise customers in generating revenue, attracting and retaining customers, and maintaining a competitive position. We believe that our systems are deployed in configurations managing up to 4,500 transport circuits and Internet access for up to 1.5 million desktop computers.

      We believe that we are a worldwide leader in providing service management systems, having shipped systems for deployment on an aggregate of over 155,000 transport circuits and over 40 million desktops. We have developed relationships with major service providers including AT&T, British Telecommunications, Earthlink Network, Prodigy Communications, SBC Communications, Sprint, Verizon and WorldCom. These service providers either resell our systems to their subscribers or integrate our systems into their network infrastructure to enable them to offer enhanced network services. Customers deploying our systems for the purposes of root-cause fault determination and business impact analysis include AT&T, Bouygues Telecom, Chase, Everest Broadband Networks, HypoVereinsbank and Verizon. For the year ended December 31, 2000, we had consolidated revenue of approximately $89.0 million, of which 70% was attributable to service providers.

      Vertical Systems Group, a leading industry analyst, estimates that approximately 533,000 frame relay circuits and 37,000 ATM circuits will be installed worldwide from 2001 through 2002. International Data Corporation, or IDC, a leading industry analyst, estimates that the number of Internet capable devices in the United States will grow from 100 million in 2000 to more than 1 billion by 2003. The Yankee Group, another leading industry analyst, estimates that the annual market for e-commerce and Web site implementation and management services will grow from $370 million in 2000 to $850 million in 2003. Vertical Systems estimates that worldwide frame relay and ATM service revenue will grow from $12.3 billion in 2000 to $19.9 billion in 2002. To support these applications and services, networks are growing in size and complexity. We plan to apply our comprehensive product portfolio for troubleshooting, service level performance monitoring, fault management and root-cause and business impact analysis to improve the quality and performance of these networks so that they are suitable for mission critical applications. To take advantage of the projected growth in these markets, we plan to expand our relationships with our service provider customers which together account for the majority of Internet Protocol, or IP, network traffic worldwide.

      Our company was incorporated in Maryland in August 1993 under the name Avail Networks, Inc. and reincorporated in Delaware in December 1994 as Visual Networks, Inc. Our principal executive offices are located at 2092 Gaither Road, Rockville, Maryland 20850. Our telephone number is (301) 296-2300. On May 15, 1998, we acquired Net2Net Corporation. On September 30, 1999, we acquired Inverse Network Technology. On May 24, 2000, we acquired Avesta Technologies, Inc. The Net2Net and Inverse acquisitions were accounted for as pooling of interests transactions. The Avesta acquisition was accounted for as a purchase business combination.

Industry Background

Wide Area Network Services Market

      The Wide Area Network, or WAN, services market has grown rapidly with the increase in computing and the associated data traffic volumes carried over WANs. WAN services are used to interconnect the computing facilities of geographically dispersed sites within an enterprise, to connect the computing facilities of one enterprise to another and to allow remote users to utilize the enterprise computing facilities. Businesses and other organizations are becoming ever more dependent on data communications and the myriad of computers and devices that facilitate data communications. We believe that WAN data traffic volumes will continue to expand rapidly due to four key trends driving telecommunications markets worldwide:

•	proliferation of distributed computing applications such as electronic mail, electronic transaction processing, enterprise resource planning and inter-enterprise information transfer based on Web technologies;

•	deregulation of the telecommunications services industry, which has intensified competition and resulted in decreasing prices of WAN services;

•	continued deployment of high capacity fiber-optic networks and the emergence of high bandwidth network access technologies that increase the ability to transfer large volumes of electronic information; and

•	rapid growth of remote applications that access enterprise resources such as telecommuting and e-commerce, and the availability of broadband access technologies that enable them.

      Today’s networks are deployed using a supply chain of various wholesale and retail network service providers for network access, backbone transport and hosting, including traditional telephone companies and new world broadband network providers. These service providers may either be competing or cooperating with one another to provide the complete connectivity service solution to the ultimate customer, the enterprise. In this environment, a high premium has been placed on network performance and availability. This results in the need for tools that offer a consistent, reliable way to measure service quality, end-to-end, across many ownership boundaries, vendors and types of access media.

WAN Service Management Market Dynamics

      Frame relay and ATM are the generally accepted technologies for corporate backbone WANs. However, the use of IP networks to support mission critical applications is increasing. Telecommuters and field sales and support people are dependent on remote access Virtual Private Networks, or VPNs, to perform their jobs. In addition, mission critical corporate applications and e-commerce are being provided by corporate intranets and Internet technologies.

      The rapid proliferation of new technologies to deliver IP services adds to the complexity of these services. For example, the Yankee Group predicts that the number of business and residential Digital Subscriber Line, or DSL, subscribers will grow from 1.1 million in 2000 to 6.2 million in 2002. The combination of mission criticality and the increased complexity of managing multiple technologies causes difficulties for network providers and their subscribers alike. The scarcity of skilled labor strains enterprise information technology, or IT, staffs, causing the need for solutions that can help to manage the complexity.

      As a result, enterprises are delegating more responsibility to their service providers. Both the service providers and their enterprise IT customers need solutions to manage their out-sourced relationships. Service providers need service management solutions for the myriad of new technologies that they are deploying. IDC predicts that between 2001 and 2003 products explicitly focused on managing IP services will experience an increase in popularity as service providers seek to get the most out of their IP equipment investments.

      The simultaneous increase in complexity and mission criticality and the dependence on service providers lead to opportunities for creating new value-added services. Service providers, in a constant quest to protect margins and retain customers, are aggressively competing on quality and other high value services such as bundled hosting services. Service providers must now provide comprehensive service offerings across all of the pertinent technologies. This convergence requires service management solutions that can manage across a wide spectrum of services.

WAN Network Deployment

      A typical WAN deployment supporting mission critical applications includes various types of customer premises equipment, or CPE, owned by the subscriber, deployed at the subscriber’s site and interconnected by the WAN service. It may also include Web servers and applications that may be hosted at the customer site or in a service provider’s Web data center. The point at which the subscriber CPE connects to the WAN service is known as the service demarcation (the “demarc”), or the point where the service provider hands off the service to the subscriber, and ultimately, is the point where the services are defined. The subscriber is responsible for network performance on its side of the demarc while the service provider is responsible for network performance on its side of the demarc.

      The equipment used for frame relay, ATM and IP/ Internet services includes both the access equipment located at the subscriber premises and the switches located at the service provider’s central office. Vertical Systems projects that the market for this equipment will grow from approximately $9.4 billion in 2000 to approximately $13.0 billion in 2002. IDC estimates that in 2001 commercial and other entities around the world will invest $700 billion in their online activities including expenditures for not only improving technology infrastructures but also business infrastructures. These investments will drive much of the growth in spending on IT hardware, software and services that will surpass $1.0 trillion for the first time in 2001. The equipment used for hosted services includes firewalls, routers, content caches, servers and databases. IDC projects that Web hosted services will grow to be a $2.0 billion market in 2001.

WAN Network Architectures

      WAN services are provided through two network architectures, time division multiplexing, or TDM, and statistical multiplexing. TDM services, such as leased-line and integrated services digital network, or ISDN, rely on architectures which provide dedicated circuits between computing facilities and provide fixed bandwidth regardless of traffic flow. Unless information is continuously transmitted, the dedicated bandwidth is often idle resulting in the inefficient use of expensive bandwidth. The use of dedicated bandwidth does, however, provide guaranteed throughput and fixed delay, ensuring high quality of service for all network traffic. TDM services are suitable for the large installed base of mainframe computing environments running mission-critical, host-centric applications where the variability in traffic volume is low and the traffic volume is relatively predictable. Statistical multiplexing technologies and their derivative services are based on the concept of logical connectivity and shared bandwidth which is dynamically allocated in real time according to prevailing traffic patterns. As a result of this shared bandwidth, WANs based on these statistical multiplexing services can be up to 50% less expensive than WANs based on TDM services for distributed computing applications. Because bandwidth in the WAN is shared among multiple subscribers, however, these services are generally characterized by “best efforts” throughput and variable delay. The challenge is to provide network performance and availability suitable for mission critical applications.

      Logical connectivity is provided via frame relay, ATM and IP, or IP running over frame relay and ATM. Frame relay and ATM are the predominant technologies used today for mission critical applications. IP is rapidly emerging to broaden the scope of coverage. Vertical Systems estimates that worldwide revenues for frame relay service, the most widely used service, will grow at a compound annual growth rate of 25% from 1998 through 2002. The worldwide number of installed frame relay ports is projected to grow from approximately 1.5 million in 2000 to more than 2.0 million in 2002. The worldwide number of installed ATM circuits is projected by Vertical Systems to grow from approximately 28,000 in 2000 to approximately 65,000 in 2002.

      There are many established and emerging technologies for accessing the service provider’s logical network. The predominant access technologies facilitate dedicated service as well as traditional dial-up access over traditional telephone networks. More recently, broadband access technologies such as DSL, cable and fixed wireless are gaining momentum for branch and small office/home office connectivity. At high capacity data centers, the use of optical access to achieve extremely high transmission speeds is gaining momentum.

      When the complexity of the network supply chain is added to the complexity of multiple technologies and derived service offerings, the result is the new world of wide area networking, and it is often characterized by confusion and chaos. The goal of new world service management solutions is to bring order to the chaos while meeting the requirements of both the service providers and their enterprise customers.

      The growth of logical connectivity services has resulted in increased focus by subscribers on WAN service levels defined by parameters such as service availability, throughput and delay. Because of the importance of mission-critical applications such as enterprise resource planning, transaction processing, work group collaboration, remote telecommuting, sales force automation and electronic order entry, subscribers are demanding that their service providers offer, guarantee and achieve higher service levels.

      The proliferation of logical connectivity services has also resulted in increased administrative costs for subscribers as network managers are responsible for multiple networks consisting of older leased-line services as well as multiple access and logical connectivity options. The high cost of administering multiple networks coupled with the attractive pricing of logical connectivity services is driving the need for subscribers to outsource some of the service management to their service provider, without forfeiting control or visibility of performance. Subscriber demand for multiple, guaranteed and verified WAN service levels presents challenges to service provider firms that must be able to offer these service levels while maintaining profitability.

Where Service Provider and Enterprise Requirements Meet

      Service providers want solutions that will enable the delivery of higher performing services to the enterprise customers. Service providers want to differentiate themselves by the quality and breadth of their service offerings. They want to rapidly provision network services and troubleshoot network problems without the costly effort of dispatching technicians. In this highly competitive industry, service providers must be able to get services up and running quickly. By being alerted to degradations of services before their customers are affected, service providers ensure customer satisfaction with the services, thereby reducing customer turnover. Subscribers demand high network performance and want the appropriate tools to hold their respective service providers accountable.

      Both parties want returns on their network investments. Service providers want to charge more for enhanced services and save on operations costs. Enterprises want to optimize the performance of their network and minimize their IT expenses. By optimizing network resources, service providers and enterprises will be able to reduce the cost of downtime.

      The requirements of the service provider and the enterprise meet at the point of service delivery, the service demarc. Service Level Agreements, or SLAs, are defined in terms of performance attributes such as average and peak throughput, availability and delay. Service management solutions must provide a representation of the service performance against their defining SLAs. In cases where a service is not performing as defined, service level management becomes the tool set for rapidly isolating problem conditions and enabling the restoration of service performance to required levels. It is important to understand that service-affecting conditions can arise in either the service provider’s or the subscriber’s infrastructure. Effective service level management software must be able to distinguish between the two and monitor the performance of the network at the point of service delivery.

Problems Managing Networks Based on IP and the Internet

      In leased-line environments, the performance, quality and maintainability of the service are independent of the volume and type of traffic running over the service. The diagnostic and measurement capabilities required to sufficiently maintain these services are fairly simple and are focused largely on physical transmission characteristics such as bit error rates or line coding violations. These capabilities are widely available within the service providers’ facilities and work in conjunction with simplistic devices deployed by the subscribers. By contrast, the performance, quality and maintainability of logical connectivity services are highly dependent on the volume and type of traffic running over the service. This extensive interplay between the subscriber’s data traffic and the service provider service requires sophisticated diagnostic and measurement capabilities that not only analyze physical transmission characteristics but the traffic itself. Historically, this level of measurement and analysis capability has generally required the use of expensive portable protocol analyzers, which are typically not deployed on a continuous basis at the demarc. This inability to measure service performance and quality has created the following difficulties for both subscribers and service providers:

      Suspect service levels inhibit subscriber acceptance of services. Subscribers want to be continuously assured that logical connectivity services are performing sufficiently to support mission-critical applications. As the demand for higher service levels and multiple service levels has increased, subscribers and their service providers need a mechanism to measure, verify and improve service levels.

      Operational cost models are not scaleable. The inability to cost-effectively measure performance at the demarc, and thereby demonstrate to subscribers the WAN service level being provided, results in service providers requiring many highly skilled personnel to provision and operate logical connectivity services. This cost is exacerbated by the gap between the demand for and supply of personnel. The implication of this model is that operating costs are driven up and service providers’ WAN service businesses are not scaleable to the levels required to generate the necessary economies of scale. The specific areas of concern are:

•	Inefficient service provisioning. The service provider has difficulty determining whether the WAN service is properly deployed until the subscriber’s network has been connected to the service and the subscriber’s applications are operational. This often results in multiple dispatches of personnel to the subscriber site and extensive interaction with the subscriber for its equipment and applications to be configured properly. The service provider is typically restricted from billing the subscriber for the service until the subscriber’s applications are working properly over the service.

•	Extensive troubleshooting and high maintenance. When subscribers experience degraded network performance, they generally assume there is a problem with the service supplied by their service provider. It can often take days, weeks or even months to diagnose the causes of degraded performance requiring highly skilled personnel with sophisticated instrumentation and diagnostic tools. Although these degraded performance conditions are frequently caused by faulty or misconfigured subscriber equipment or applications, the service provider is forced to expend significant time and effort without reimbursement to help diagnose the problem.

•	Inaccurate network engineering and planning. The shared bandwidth nature of WAN services coupled with subscriber demand for many classes of service levels increases the importance of accurate network planning and design to ensure that the network architecture is optimized for performance and cost. If the network is engineered with excess capacity, it may improve the performance of subscriber applications, but it will tend to negate the inherent bandwidth efficiencies of logical connectivity technologies. By contrast, if the network is designed with inadequate capacity, performance will suffer. Successful network engineering and planning is dependent on accurate historical usage information which, because of the inability of traditional equipment to measure traffic at the demarc, is difficult to ascertain for these services.

      We believe that an essential element of logical connectivity services being demanded by subscribers is the ability to manage and verify service levels. We believe that service providers will experience difficulty meeting the increasing demand for logical connectivity services without having systems for managing service levels. The labor-intensity of provisioning and maintaining the service inhibits the service providers’ ability to scale the WAN services profitably without service level management capability. As the service providers’ focus shifts to profitability, the growth in frame relay, ATM and IP/ Internet services will depend, in part, on the ability of service providers to implement systems that can manage service levels, lower operational costs and increase scalability.

The Visual Networks Solution

      We offer a market-leading family of WAN service level management systems that combine WAN access functionality with planning, monitoring and troubleshooting capabilities that enable customers to implement required service levels while simultaneously decreasing the costs and complexity of achieving the levels. Our systems measure and analyze network performance at the demarc through innovative software applications that address the historical problems of managing service levels. Our service management systems apply to services that account for 90% of wide area connectivity. Our systems also provide service management for hosted application services. We believe that our systems offer customers the following benefits:

      Increased confidence in service levels. Our systems enable service providers and their subscribers to accurately measure, report on and improve service levels. These abilities serve to clarify the relationship between subscriber and service provider, resulting in increased subscriber confidence in running mission-critical computing applications on these services.

      Increased scalability and lower costs of service providers’ and subscribers’ operational models. Our systems can reduce the labor-intensive nature of deploying logical connectivity services, thereby decreasing both service providers’ and subscribers’ costs and increasing their ability to generate revenues, by enabling:

•	Rapid and cost-effective service provisioning. Our systems allow the service provider to verify that its service is properly provisioned without waiting for the subscriber network or applications to be connected and configured. This tends to reduce customer support costs during initiation of service and allows the service provider to begin billing for the service earlier than was previously possible.

•	Reduced need for reactive troubleshooting. Our systems reduce the need for service providers to perform troubleshooting after the fact, by continuously monitoring network performance at the demarc and proactively alerting the service provider and subscriber to anomalous performance characteristics. These early warnings allow the network operator to take corrective action before the performance of any application on the network is impaired. Because many of the anomalous characteristics are subscriber-related, the subscriber is more likely to take corrective action without involving the service provider. The net result is that fewer maintenance personnel are required to solve fewer problems, thereby increasing service provider efficiency and subscriber satisfaction.

•	More rapid and less costly troubleshooting. Because our systems provide information that enables isolation of problems between the service provider network and subscriber equipment and applications, the service provider can more quickly diagnose the cause of faulty or degraded performance. Many problems that would otherwise last for days and require on-site visits of highly skilled personnel can be diagnosed remotely within minutes by our systems. Because our systems are designed to allow both the service provider and the subscriber to access the same reports and analyses simultaneously, more problem conditions can be resolved collaboratively. Our systems provide fault consolidation and root-cause analysis that are capabilities that can be used to reduce mean time to repair.

•	Reduced impact of problem conditions. Our systems automatically identify applications and users that are effected by problem conditions. This enables maintenance personnel to attack those problems that have the largest business impact first, thus reducing the overall business impact of faults.

•	More accurate network engineering and planning. Our systems continuously provide an accurate and detailed view of historical WAN service usage patterns along with automated guidance regarding the need to change circuit capacities. This allows subscribers and service providers to implement a network design optimized for cost and performance.

The Visual Networks Strategy

      Our overall strategy is to maintain and build upon our market leadership in the deployment of WAN service level management systems for networks based on IP and the Internet. Key elements of our strategy include:

      Embedding agent technology in the equipment of other manufacturers. In order to fully instrument the network, we will partner with leading manufacturers of access equipment to embed our agent technology into their systems.

      Deploying our systems as part of service provider networks. We believe that service providers will become the predominant means for the deployment of service management systems. Although these systems can be deployed by either service providers or subscribers, we believe that maximum benefit is achieved when the systems are deployed by the service providers supplying subscribers with access to performance data. In this deployment model, service providers can employ collaborative fault and performance management techniques that lead to greater network quality. More important, we believe the benefits of lower provisioning and maintenance costs may be most effectively captured if the system is deployed by the service provider.

      Capitalizing on our strong incumbency position with major service providers. We have an outstanding customer list of top-tier service providers, including AT&T, British Telecommunications, Earthlink, Prodigy, SBC, Sprint, Verizon and WorldCom. These service providers have standardized many of their offerings around our service management solutions. The Visual brand is well recognized and highly respected in this community. As the financial condition of many of the emerging carriers has weakened, we have seen a flight to quality and stability in the communications services market that will benefit our traditional customer base. Because of the requirement to provide complete services solutions regardless of the underlying technology, we believe that these well-capitalized service providers are in the best position for long-term success and will be the driving force behind converged service offerings. We intend to capitalize on these relationships to expand market coverage and introduce new features and functions.

      Deploying our systems to support e-commerce and application hosting. We believe that our systems for e-commerce and Web-hosting applications will be deployed predominantly for the discovery of network resources, fault consolidation, root-cause analysis and business impact analysis, as well as fault and performance management for Intranet and Web-based services. Used in conjunction with other types of management systems, our systems can significantly improve network availability for key business users and applications.

      Extending our technology leadership. We believe a combination of technological competencies have been crucial to our success. These competencies include network analysis technology and its application to the effective operation of WANs, the integration of network analysis with WAN access technology, collaborative subscriber/service provider system architectures, auto-discovery of network resources, and root-cause and business impact analysis technology. We continue to invest in our core competencies by focusing on feature development, architectural enhancements and cost reductions. We intend to continue to invest in the development of our systems, with particular emphasis on features and architectural improvements designed to accommodate large-scale deployment by service providers. This includes leveraging our current remote access, frame relay, ATM and IP/ Internet technologies to provide customers with a single vender solution for end-to-end service level management as well as to address emerging opportunities such as VPNs over the Internet.

      Expanding our sales and support functions globally. Many of our largest service provider and subscriber customers are multinational corporations. We intend to develop a presence outside of the U.S. with particular focus on the service providers that have the largest share of the worldwide markets for remote access, frame relay, ATM and IP/ Internet services, and on enterprises that have a need for for e-commerce management and Web hosting services. To that end, in November 2000, we entered into a joint venture with a customer to form a new German company. The new company provides end-to-end service management solutions based on our products.

Products

Visual UpTime

      Visual UpTime is the de facto standard for service management of frame relay and ATM networks. This complete service management system helps users optimize network performance and reduce overall costs of network ownership. Visual UpTime won Network World’s “Best of the Test Award” for the best WAN management product of 2000. The award was based on customer reviews conducted throughout the year.

      Visual UpTime is a service level management system consisting of analysis service elements, or ASEs, performance archive managers, or PAMs, and platform applicable clients, or PACs, that perform data collection, data interpretation and presentation. By intelligently monitoring network-wide performance, Visual UpTime enables users to track and solve service level problems either on the subscriber or service provider side of the demarc.

      ASE. The ASE is a combination of embedded proprietary software and hardware that performs detailed analysis of network performance at the demarc. Most versions of the ASE provide the functionality of WAN access equipment, such as a DSU/ CSU. Visual UpTime ASEs use sophisticated proprietary software in conjunction with networking-specific microprocessors and integrated circuits to perform detailed analysis of every bit, frame and packet traversing the demarc. The ASEs generally store the analysis results locally in memory and wait for the PAM to request the results. When the ASE detects an anomalous condition, it sends an unsolicited alert to the PAM so that network operators can take prompt action. Depending on customer requirements, our core ASE technology can be deployed in a number of configurations based on physical circuit speed, number of virtual circuits supported, type of access functionality and the local area network environment.

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

      PAC. The PAC is Visual UpTime’s client software for packaging and presenting information stored in the PAM and ASE. Multiple PACs may access a single PAM or ASE. The PAC includes three integrated toolsets:

•	Performance monitoring. This toolset is an early warning system, alerting network operators to impending service degradation that allows corrective action to be taken before the subscriber’s application performance degrades. This toolset displays network performance related events and alarms. The performance monitoring toolset is tightly linked to the troubleshooting toolset, allowing an operator to evaluate quickly and precisely the conditions that caused the event or alarm.

•	Troubleshooting. This toolset enables an operator to rapidly perform detailed diagnostics to identify the cause of service level problems. This toolset displays real-time and historical network performance statistics. The troubleshooting toolset includes a protocol capture and analysis capability used by network operators to isolate problems arising from the interplay between a subscriber’s CPE or applications and the WAN service.

•	Planning and reporting. This toolset is a report generation tool that creates a wide variety of reports from the network performance data stored in the PAM. This toolset is used primarily for capacity planning and network engineering, management of service level agreements between service provider and subscriber and executive reporting from the network operations staff to senior management personnel. The planning and reporting toolset is accessible through a PAC or a Web-browser.

      The Visual UpTime components are sold as a complete system which requires at least one PAC/ PAM per deployment along with one ASE deployed at the demarc of each circuit on which service level management is required. We believe the system is currently deployed in configurations managing up to 4,500 transport circuits. System pricing varies by size of deployment and relative mix between circuit speeds.

Visual IP InSight

      Visual IP InSight is a WAN service management system for remote access network technologies utilizing IP and the Internet. It helps both service providers and enterprises provide the highest quality IP services to their customers. Visual IP InSight helps operations managers, network managers and customer care (help desk) personnel proactively manage the complete service experience whether it is for a service subscriber or an internal enterprise user. Visual IP InSight has also become a cornerstone for credible SLA offerings of ISPs. The product includes three software applications:

•	IP InSight Service Operations. This function provides information regarding problems in real-time and monitors performance of IP applications, such as e-mail and domain name system using metrics such as availability, throughput, latency and packet loss.

•	IP InSight Customer Care. This feature allows customer care personnel to call up a customer’s history of network connections and PC configurations.

•	IP InSight Service Level Manager. This function makes it easy to define, monitor and administer SLAs. Its unique tools also map users to their specific services, service providers and SLAs.

      System components for Visual IP InSight include PC client agents, stand-alone test points, data collectors and a data repository. These components communicate with each other over an IP network providing a steady stream of real-time information. Visual IP InSight’s architecture is distributed and fault-tolerant, and it scales to carrier class networks.

      The system’s client agent is the origin of quality-of-service and test data. The client agent can passively monitor user activity on the network or perform active tests when requested by the network manager. The client agent can be deployed in any remote access environment — dial modem, Digital Subscriber Line ISDN or cable modem.

      The system’s client agent runs transparently until end-user help is required. Context-sensitive online help suggests solutions to more than 150 dial-access problems and keeps a descriptive error log that customer care personnel can use to solve problems that end users cannot resolve on their own.

      Visual IP InSight also offers service agents that are deployed at test points within the network (such as the network edge) and perform active tests as directed by the network manager.

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

Visual Trinity

      Visual Trinity increases service availability across the entire IT organization while simultaneously providing a service view of the entire IT infrastructure, including rules-free, real-time root-cause and impact analysis and service reporting. Visual Trinity incorporates data collection agents that continuously pass information gathered from routers, bridges, servers, computers, Web sites and many types of applications to the Model Server that tracks in real-time the inter-relationships among different streams of information. This allows the Model Server to automatically isolate the root-cause and business impact of service disruptions. Visual Trinity enables an organization’s IT staff to focus on quickly restoring services based on business priority.

      Visual Trinity has a three-tier architecture:

      Data collection – agent managers. Agent managers provide scalability for discovery and monitoring. They can be distributed to fit the size, complexity and bandwidth limitations of the network. Customers can add different agents to the agent managers for various methods of collecting event information. Visual Trinity agents detect and continuously monitor business resources.

      Data interpretation – servers. There are four types of Visual Trinity servers:

•	The Visual Trinity Model Server containing the enterprise service model lies at the core of the Visual Trinity architecture. Visual Trinity discovers and creates managed objects to represent most types of business resources. The model is a dynamically built and self-updating model of the infrastructure resources and the relationships between them. The model server processes events from the agent manager and performs all root-cause and impact analysis.

•	The Visual Trinity Data Server stores events, alarms, and long-term service availability information. This information is used for service availability reporting and investigating historical alarms.

•	The Visual Trinity Reporting Server provides the ability to view information about individual outages and service disruptions. Utilizing Trinity’s embedded online analytical processing technology, the Reporting Server can generate standardized or completely customizable reports viewable through a Web browser. These reports illustrate service performance and availability over time, as well as by individual outage and business impact.

•	The Visual Trinity Object Server acts as a data cache between the Model Server and the Service Manager by allowing many users to view, monitor and manage the information simultaneously.

      Data representation – Service Manager/ Client. The Visual Trinity Service Manager provides four applications that allow the user to interact with the business resources and services represented in the model.

•	The alarm manager allows users to monitor alarms continuously by displaying real-time and historical alarms for a selected set of managed objects.

•	The map manager allows users to visualize and manage the network, using a set of dynamic maps that graphically depict individual resources and their relationships.

•	The enterprise explorer manages the managed objects and workflow objects in the model. It allows users to directly identify and manipulate resources.

•	The administration utility allows the administrator to use and customize Visual Trinity’s discovery, resource monitoring, and event definition features.

Visual eWatcher

      Visual eWatcher is our Web management solution. It delivers a secure 24×7 monitoring of the Web environment – the Web site and the underlying infrastructure. Visual eWatcher monitors availability, verifies integrity and tests performance. It ensures the integrity of Web sites as well as the availability of internal Web infrastructure components. It can also act as a Visual Trinity agent for the Web by enhancing Visual Trinity’s ability to discover, monitor and test business services based on the Web.

      Visual eWatcher automatically discovers all Web resources – from routers to internal business services to URLs on a Web site. Once those network components are discovered, they can be added to Visual eWatcher’s database for testing. Visual eWatcher can then monitor and test for availability, responsiveness and accuracy of Web page content. When faults are detected, thresholds are exceeded or applications fail, Visual eWatcher alerts IT personnel in real time. Visual eWatcher includes an escalated notification system that communicates network problems in a variety of methods, including e-mail, on-screen interrupt and pager. Visual eWatcher allows for proactive Web site management, accessible from any browser. Visual eWatcher is installed on dedicated servers and can be placed at any point in the network.

Visual Internet Benchmark

      Visual Internet Benchmark provides an industry benchmark for the quality of service provided by ISPs. The service provides standardized, comparative reports of Internet access and performance statistics for more than 50 service providers. Visual Internet Benchmark reports are available for the U.S., U.K., and Canada. Enterprises use this data when selecting service providers. Service providers use this data and the expertise behind it to improve their networks, as well as for marketing purposes. Visual Internet Benchmark collects comprehensive statistics on such key metrics as call failure rates, dial-up connection speeds, log-in elapsed time, Web access failures, domain name system lookup times, Web server access times, and Web server transfer rates.

Cell Tracer

      Our network analyzer product, Cell Tracer, is a combination of embedded proprietary software and hardware and Microsoft Windows presentation software that performs detailed analysis of network performance on ATM circuits. The Windows software, running on a Pentium-based computer, connects either locally or remotely to the hardware to perform detailed analysis of every bit, cell and packet traversing the ATM circuit. Cell Tracer is designed to meet both the network monitoring and troubleshooting needs of field support personnel and the centralized operational needs for supporting remote ATM circuits. Depending on customer requirements, Cell Tracer can be utilized in a number of configurations based on physical circuit speed, access line type and monitoring applications. Generally, we have distributed Cell Tracer through original equipment manufacturers and expect future sales of this product to continue to be made substantially through Network Associates.

The Visual Networks Selling Strategy

      We implement a push – pull sales strategy where market demand is generated by marketing programs, cultivated by the direct sales force and fulfilled by channel partners. The channel partners are traditional service providers, such as AT&T, WorldCom, Sprint, and the traditional local telephone companies; emerging service providers, including ISPs and competitive telecommunications providers; value added resellers, or VARs; and system integrators.

      In our sales model, marketing activities generate subscriber demand through a variety of focused marketing programs. The result of this demand generation activity is a set of qualified leads that are cultivated by our direct field sales force or our inside sales force depending on the size and complexity of the opportunity. Direct sales drives the opportunity towards closure by applying Visual systems to the prospective customer’s network environment and describing the associated value proposition, typically a lengthy process. Upon completion of these steps, direct sales will determine the prospect’s preferred fulfillment channel and steer the opportunity through that channel. Direct sales will remain engaged until the demand is satisfied.

      We have several fulfillment channels. Customer requirements may be met through the subscription to a service provider’s managed service that embeds our technology, or by the acquisition of our products from a service provider or VAR. Demand could also be fulfilled by a system integrator or service provider partner who provides out-sourced, or hosted, management services using Visual Network’s technology.

      The development of a service provider service based on Visual Network’s technology is a complex sale to multiple departments within a service provider’s organization. We work with the service provider to develop a service definition and business plan for the integration of Visual products into the service provider’s existing service.

      We provide pre-sale technical support to each of our channels. The time required to develop a relationship with a channel partner can take from two to 12 months for VARs and system integrators, and from 12 to 24 months for service providers. The sales cycle for subscriber deployment through an established channel is typically four to six months long.

      We have sales and technical support teams assigned to each major service provider account. In addition, our senior management team devotes significant time furthering the business relationships with these service providers and we invest significant marketing resources to stimulate sales with these service providers.

      As of December 31, 2000, we employed 123 people in sales and marketing. Our expenditures for sales and marketing activities were approximately $19.8 million in 1998, $24.4 million in 1999 and $41.9 million in 2000.

Product Development

      We have developed core competencies in network analysis technology and its application to the effective operation of WANs, the integration of network analysis with WAN access technology, collaborative subscriber/service provider system architectures, network auto discovery, and root-cause and business impact analysis.

      We have made significant investments in system architecture and feature development. Through the acquisitions of Net2Net, Inverse and Avesta, we accelerated the pace of product development in order to provide customers with a single vendor solution for end-to-end service and fault management, encompassing frame relay, ATM and IP/ Internet. We will continue to expand Visual UpTime for managing frame relay, ATM or IP connectivity over broadband access services. We will continue to expand IP InSight for broadband access technologies as well. We anticipate that we will utilize Visual Trinity technology for correlating fault and performance management in the WAN services market. We are focused on the further enhancement and refinement of our systems, including the development of the architectural scalability that will be required for wide-scale implementation through the service provider deployment model. Additionally, we expect to invest in system refinements, which increase the economic benefit of deployments outside North America.

      As of December 31, 2000, there were 98 persons working in our research and development area. Our research and development expenditures were approximately $13.8 million in 1998, $16.7 million in 1999 and $27.3 million in 2000.

Customers

      Since mid-1996, we have developed business relationships, currently at different levels of maturity, with a number of service providers, including AT&T, British Telecommunications, Earthlink, Prodigy, SBC, Sprint, Verizon and WorldCom. Sales of products or services to Sprint, AT&T and WorldCom accounted for 18%, 20% and 14%, respectively, of consolidated revenue for 2000.

      AT&T Relationship. In December 1997, we entered into a non-exclusive procurement agreement with AT&T. The agreement had an initial term of three years and has automatically renewed with the right by either party to terminate the agreement upon 30 days’ notice. Prices and discounts for all equipment purchased by AT&T are fixed, except in certain limited circumstances. The equipment carries a five-year warranty. If we offer more favorable prices and terms to any other customer for the same quantity of products during the term of the agreement, we will amend the agreement to provide AT&T with the same or comparable overall terms. The agreement does not obligate AT&T to make any minimum purchases from us. We also provide certain support services to AT&T.

      WorldCom Relationship. In August 1997, we entered into a non-exclusive three-year reseller agreement with WorldCom, which has automatically renewed for a one-year term. Prices and discounts for all equipment purchased by WorldCom are fixed. The equipment carries a five-year warranty. If we offer more favorable prices to any other customer for the same quantity of products purchased over a similar period of time, the prices charged to WorldCom will be adjusted to the more favorable price. The reseller agreement does not obligate WorldCom to make any minimum purchases from us. We also provide certain support services to WorldCom.

      Sprint Relationship. In May 2000, we entered into a new non-exclusive three-year reseller agreement with Sprint, in effect extending the basic terms of our earlier agreement with Sprint made in August 1996. Prices for all equipment purchased by Sprint are fixed for the term. The equipment carries a five-year warranty. If we offer more favorable prices and terms to any other customer during the term of the agreement, such terms and prices will be applicable to Sprint’s orders. The reseller agreement does not obligate Sprint to make any minimum purchases from us. We also provide certain support services to Sprint.

Competition

      The markets for telecommunications equipment and software are intensely competitive. Our products integrate key functionality traditionally found in six distinct market segments: the WAN access equipment market; the network test and analysis market; the market for operational support systems, or OSSs; the market for client-based network management and Internet infrastructure testbeds; the Web hosting performance and management market; and the root-cause fault management market. We believe that our products are the only systems that integrate functional attributes from all these market segments to cost-effectively provide WAN service level management. Because of the size and growth opportunity associated with the WAN service level management market, we expect to encounter increased competition from current and potential participants in each of these segments. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which would have a material adverse effect on our business, financial condition and results of operations.

      WAN access equipment. The WAN access equipment market is highly fragmented. Leading vendors in this segment include ADC Telecommunications, Paradyne and Adtran. These companies may partner with companies offering network test and analysis products in order to compete in the WAN service level management market. We are aware of such an arrangement between Paradyne and NetScout Systems. Internetworking providers, like Cisco Systems, may integrate WAN access functionality with routers, which may adversely affect Visual UpTime’s cost justification.

      Network test and analysis. An essential element of a WAN service level management system is technology and expertise associated with network test and analysis. Products in this market include portable and distributed protocol analyzers and transmission test instruments. The major suppliers in this market segment are Network Associates, Agilent Technologies, Acterna and NetScout.

      Telecommunications operational support systems. OSSs encompass all of the systems related to service deployment including provisioning systems, billing systems, trouble-ticketing systems, and fault and performance management systems. Historically, OSS’s have been developed by the in-house staffs of the service providers and have sometimes been a source of competitive advantage to service providers. Visual UpTime provides a significant portion of the functionality that might otherwise be found in a fault and performance management system for statistically multiplexed WAN services. However, in some cases, a service provider may consider in-house development as an alternative to deployment of Visual UpTime.

      Client-based network management and Internet infrastructure test-beds. An emerging trend in network management is increased emphasis on visibility of actual user experience. Installing clients on end user desktops is a particularly effective way to gather this type of data. This technology can be deployed either as a service offering using simulated desktops or sold as standalone software. Major suppliers of standalone software include Lucent Technologies, Ganymede Software, First Sense Software, Jyra Research and NextPoint Networks. Major suppliers of service based solutions include Keynote Software, Freshwater Software, Exodus Communications and MDIS Group.

      Application hosting performance and management. With the increased importance of Web sites, Web applications, and their underlying infrastructure, comes competition from companies in surrounding industries. There are a wide variety of solutions in the market offered as either stand alone products, out-sourced services, or both. Major competitors in this market space are Mercury Interactive, Keynote and Freshwater Software. Though the current market is highly fragmented, we expect near term consolidation of point product companies leaving those companies who offer full end-to-end solutions as the market leaders.

      Root-cause fault management. Root-cause fault management competition comes from system management companies that have added root-cause fault management capability to their product portfolio and root-cause fault management companies who have entered into partnership arrangements with system management companies. Micromuse, our most formidable competitor in the service provider market, has recently added root-cause capability. System Management ARTS has developed a correlation engine that is positioned as a snap on utility to HP OpenView. Riversoft has developed a partnership arrangement with Cisco that will provide specific mobile wireless network management functionality to support certain Cisco network elements.

      We intend to compete by offering superior features, performance, reliability and flexibility at competitive prices. We also intend to compete on the strength of our relationships with service providers. As competition in the WAN service level management market intensifies, we believe that the industry may be characterized by price competition similar to that present in the broader networking market. In response to competitive trends, we expect to continue to reduce the cost of our systems in order to avoid a deterioration of gross margins.

Manufacturing

      We have moved to a predominately out-sourced manufacturing model in order to achieve significant scalability. We are ISO 9001 certified for design, development and manufacturing of WAN Service Management Systems (hardware and software) in our Rockville, Maryland facility. We have not experienced any significant delays or material unanticipated costs resulting from the use of subcontractors; however, such a strategy involves certain risks, including the potential absence of adequate capacity and reduced control over delivery schedules, manufacturing yields, quality and costs. Although we attempt to maintain appropriate back-up suppliers, in the event that any significant subcontractor was to become unable or unwilling to continue to manufacture and/or test our products in required volumes, we would have to identify and qualify acceptable replacements. This qualification process could be lengthy and no assurance could be given that any additional sources would become available to us on a timely basis. A delay or reduction in component shipments, or a delay or increase in costs in the assembly and testing of products by third party subcontractors, could materially and adversely affect our business, financial condition and results of operations.

      Although we generally use standard parts and components for our products, several key components are currently purchased only from sole, single or limited sources. Any interruption in the supply of these components or the inability to procure these components from alternate sources at acceptable prices and within a reasonable time could have a material adverse effect upon our business, financial condition and results of operations.

Patents and Other Intellectual Property Rights

      We presently have four patents in the United States: (i) a “Method and Apparatus for Non-Intrusive Measurement of Round Trip Delay in Communications Networks”, which expires in May 2015; (ii) a “Method and Apparatus for Measurement of Peak Throughput in Packetized Data Networks”, which expires in November 2016; (iii) a “Method and Apparatus for Performing Service Level Analysis of Communications Network Performance Metrics”, which expires in November 2018; and (iv) a “Method and Apparatus for Performing In-Service Quality of Service Testing”, which expires in December 2017. We also have a number of patent applications pending in the United States and our key foreign markets. No assurance can be given that competitors will not successfully challenge the validity or scope of our patents or that such patents will provide a competitive advantage to us.

      We expect that software and communications product developers will increasingly be subject to claims of infringement of patents as the number of products and competitors in our industry segment grows and the functionality of products in the industry segment overlaps. We are not aware that any of our products infringe the property rights of third parties. We have pending patent litigation including allegations that two of our patents infringe those of System Management ARTS (see Item 3 below). There can be no assurance, however, that additional third parties will not claim infringement by us with respect to current or future products. Any claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on our business, financial condition and results of operations. These claims might require us to enter into license or royalty agreements. License or royalty agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect on our business, financial condition and results of operations.

      As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, business partners and customers with respect to our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of our products is difficult. Effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products or design around any of our patents or other intellectual rights.

Employees

      As of December 31, 2000, we had 325 full-time employees, including 98 in product development, 108 in sales, 15 in marketing, 11 in manufacturing, 33 in customer service and 60 in finance, centralized services and administration.

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

      Our principal administrative, sales and marketing, research and development and customer support facilities are located in approximately 75,000 square feet of office space in Rockville, Maryland, that we occupy under leases that expire in December 2006. We also occupy approximately 32,000 square feet of space in Sunnyvale, California under a sublease that expires in July 2003, approximately 34,000 square feet of space in New York, New York under a lease that expires in June 2008, and 2,021 square feet of space in Ottawa, Canada under a lease that expires in May 2001. By June 30, 2001, we intend to sublease a portion of the office space that we lease in Maryland, and we intend to exit the facility in California and a portion of our leased space in New York because our revised strategic focus and reorganization reduced the need for office space.

Item  3.  Legal Proceedings.

      In July, August and September 2000, several purported class action complaints were filed against us, Scott E. Stouffer, our Chairman and CEO, and Michael Watters, our former Chief Operating Officer, in the United States District Court for the District of Maryland. The complaints allege that between February 7, 2000 and August 23, 2000, the defendants made false and misleading statements which had the effect of inflating the market price of our stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints do not specify the amount of damages sought. We believe that the plaintiffs’ claims are without merit and intend to defend these cases vigorously. We expect that a substantial portion of the legal costs that we might incur related to this matter will be paid by our directors’ and officers’ insurance policy. We cannot presently determine the ultimate outcome of this action. A negative outcome could have a material adverse effect on our financial position or results of operations. Failure to prevail in the litigation could result in, among other things, the payment of substantial monetary or punitive damages.

      In October 1997, a lawsuit was filed by System Management ARTS against Avesta and one of its employees alleging infringement of two patents, unfair competition, breach of contract and interference with contractual relations resulting in unjust enrichment. Avesta answered the complaint, denying all allegations, and also asserted counterclaims against the plaintiff for patent misuse, unfair competition and interference with business and patent invalidity. The plaintiff has since dropped one of the patents from the lawsuit and certain of Avesta’s counterclaims have been dismissed. Avesta’s counterclaims currently seek a declaratory judgment (i) that its products do not infringe the plaintiff’s patents; (ii) that the remaining patent is invalid; and (iii) that the remaining patent is unenforceable. We intend to vigorously defend ourselves in this matter and we believe that the plaintiff’s claims are entirely without merit. We cannot presently determine the ultimate outcome of this action. Both parties have filed motions for partial summary judgment that have been denied. A negative outcome could have a material adverse effect on our financial position or results of operations. Failure to prevail in the litigation could result in one or more of the following: (i) the payment of substantial monetary and punitive damages; (ii) the reimbursement of the plaintiff’s legal costs; (iii) the requirement to stop selling one of our major products in its current form; (iv) the redesign of that product; (v) the requirement to license certain technology from the plaintiff, which could include significant royalty payments; and (vi) the indemnification of certain customers against the losses they may incur due to the alleged infringement. In addition, we have incurred and may continue to incur significant legal costs related to this litigation.

Item  4.  Submission of Matters to a Vote of Security Holders.

      None.

PART II

Item  5.  Market for Our Common Stock and Related Stockholder Matters.

      Our common stock is traded on the Nasdaq National Market under the symbol “VNWK.” The following table sets forth, for the indicated periods, the range of high and low closing per share sales prices for the common stock as reported on the Nasdaq National Market.

	High	Low

1999

First Quarter	$43.50	$31.50

Second Quarter	39.50	26.25

Third Quarter	44.50	31.00

Fourth Quarter	80.00	32.25

2000

First Quarter	$83.50	$50.31

Second Quarter	60.50	24.31

Third Quarter	26.75	5.88

Fourth Quarter	6.94	2.03

2001

First Quarter	$6.53	$2.50

      On April 6, 2001, the last reported sale price of our common stock was $3.375 per share. As of March 31, 2001, we had approximately 454 stockholders of record.

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

      The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, notes thereto and other financial information included elsewhere in this Form 10-K. The selected consolidated financial data as of and for the years ended December 31, 1998, 1999 and 2000, are derived from our consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data for the years ended December 31, 1996 and 1997, are derived from audited consolidated financial statements not included in this Form 10-K.

	Years Ended December 31,

	1996	1997	1998	1999	2000

	(in thousands, except per share data)

Consolidated Statement of Operations Data:

Revenue	$8,762	$29,300	$56,088	$91,719	$89,041

Cost of revenue	3,715	11,179	20,829	30,888	32,515

Gross profit	5,047	18,121	35,259	60,831	56,526

Operating expenses:

Research and development	5,880	9,148	13,771	16,677	27,277

Write-off of purchased research and development(1)	—	—	—	—	39,000

Sales and marketing	9,605	14,555	19,759	24,447	41,907

General and administrative	2,281	3,798	5,528	7,928	11,247

Merger-related costs(2)	—	—	4,318	6,776	—

Restructuring and impairment charges(3) (4)	—	—	751	—	335,810

Amortization of acquired intangibles(1)	—	—	—	—	53,426

Total operating expenses	17,766	27,501	44,127	55,828	508,667

Income (loss) from operations	(12,719)	(9,380)	(8,868)	5,003	(452,141)

Interest income, net	217	165	2,413	2,270	2,598

Income (loss) before income taxes	(12,502)	(9,215)	(6,455)	7,273	(449,543)

Benefit (provision) for income taxes	—	—	—	(3,722)	34,058

Net income (loss)	(12,502)	(9,215)	(6,455)	3,551	(415,485)

Dividends and accretion on preferred stock	(1,012)	(1,457)	(171)	—	—

Net income (loss) attributable to common stockholders	$(13,514)	$(10,672)	$(6,626)	$3,551	$(415,485)

Basic income (loss) per share	$(2.36)	$(1.44)	$(0.30)	$0.14	$(14.46)

Diluted income (loss) per share	$(2.36)	$(1.44)	$(0.30)	$0.13	$(14.46)

Basic weighted-average shares(5)	5,715	7,431	21,946	24,583	28,733

Diluted weighted-average shares(5)	5,715	7,431	21,946	26,547	28,733

Consolidated Balance Sheet Data:

Cash and cash equivalents	$7,551	$9,601	$51,655	$54,629	$17,369

Working capital	3,458	(782)	43,146	50,353	(2,482)

Total assets	13,253	21,036	71,780	83,154	70,664

Long-term debt, net of current portion	286	138	1,011	782	243

Redeemable convertible preferred stock	13,398	14,855	—	—	—

Stockholders’ equity (deficit)	(8,563)	(13,251)	48,322	58,252	26,085

(1)	In 2000, we acquired Avesta in a purchase business combination. The purchase price allocation included $39.0 million of in-process technology which was expensed as of the acquisition date. The amortization of acquired intangibles in 2000 relates to goodwill and other intangible assets recorded in connection with the Avesta acquisition. See Notes 1 and 6 of Notes to Consolidated Financial Statements.

(2)	During 1998, we incurred certain merger-related costs in connection with our acquisition of Net2Net. During 1999, we incurred certain merger-related costs in connection with our acquisition of Inverse. See Note 1 of Notes to Consolidated Financial Statements.

(3)	In 2000, we recorded a restructuring charge that consisted primarily of severance and other termination benefits related to a workforce reduction and lease costs and related leasehold improvement write-offs related to the closure of certain facilities. In 1998, we recorded a restructuring charge related to the consolidation of certain functions and the discontinuation of certain product development efforts. See Notes 1 and 7 of Notes to Consolidated Financial Statements.

(4)	In 2000, we recorded an impairment charge of $328.8 million for the write-off of goodwill and other intangibles related to the acquisition of Avesta. See Notes 1, 6 and 7 of Notes to Consolidated Financial Statements.

(5)	For an explanation of the determination of the weighted-average number of shares used in computing income (loss) per share amounts, see Note 1 of Notes to Consolidated Financial Statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the related notes thereto, and other financial information included elsewhere in this Form 10-K. References to “we”, “us” or “our” refer to Visual Networks, Inc. on a consolidated basis unless the context suggests otherwise.

Overview

      From our incorporation in August 1993 through December 1996, our principal objective was to secure sufficient equity financing to enable us to accelerate product development efforts of Visual UpTime for frame relay deployment and to develop sales and marketing functions and general and administrative infrastructure. Visual UpTime was first shipped in mid-1995. We began generating significant revenue from sales of Visual UpTime during 1996. In August 1996, we entered into a master reseller agreement with Sprint, resulting in our products being sold through Sprint to subscribers. In October 1997, we entered into a similar master reseller agreement with WorldCom, which also resulted in our shipping of products through WorldCom to subscribers. In December 1997, we entered into an agreement with AT&T, which provides for the sale of our products to AT&T for deployment as part of AT&T’s infrastructure. During 1998, 1999 and 2000, we continued to focus on selling Visual UpTime, and added the following products to our product portfolio as a result of a series of acquisitions — the Cell Tracer product in 1998; the Inverse products, Visual IP InSight and Visual Internet Benchmark, in 1999; and the Avesta products, Visual Trinity and Visual eWatcher, in 2000.

      On May 15, 1998, we acquired Net2Net in a merger accounted for as a pooling of interests. On September 30, 1999, we acquired Inverse in a merger accounted for as a pooling of interests. See Note 1 of Notes to Consolidated Financial Statements. On May 24, 2000, we acquired Avesta in a merger accounted for using the purchase method of accounting. See Notes 1 and 6 of Notes to Consolidated Financial Statements.

      We realize revenue from sales of hardware, software, benchmark services, professional services and technical support. We generally recognize revenue from the sale or license of our products upon delivery of the product and passage of title to the customer. Where the agreements provide for evaluation or customer acceptance, we recognize revenue upon the completion of the evaluation process and acceptance of the product by the customer. Maintenance contracts call for us to provide technical support and software updates to customers. We recognize maintenance revenue, including maintenance revenue that is bundled with product sales, ratably over the term of the maintenance contracts, which currently range from one to five years. Revenue recognized from multiple-element software arrangements is allocated to each element of the arrangement based on the relative fair values of the elements. The fair values of professional services, technical support and training have been determined based on the Company’s specific objective evidence of fair value. Revenue from services is recognized when the services are performed. Subscription fees for our benchmark reports are deferred and recognized upon delivery of the reports. We currently contract with third party subcontract manufacturers for most of the assembly, testing and shipping of our products. We anticipate maintaining a portion of our internal manufacturing function for the foreseeable future at our Rockville, Maryland facility.

Recent Developments

      Our revenue decreased from 1999 while our operating expenses increased resulting in significant losses from operations. With the acquisition of Avesta, we allowed our business strategy to become less focused, which increased the complexity of our business and adversely affected our results of operations. In an attempt to refocus our efforts, we announced a plan in the fourth quarter of 2000 to realign our product portfolio, streamline our operations and devote resources to the markets and products that offer us the greatest growth opportunities.

      We believe that our comprehensive plan will strengthen our business by:

•	targeting our product portfolio — Visual UpTime, Visual IP InSight, Visual Trinity and Visual eWatcher to broadband and Web outsourcing;

•	strengthening our senior management team; and

•	concentrating our sales, marketing, research and product development initiatives around service providers and their end-user customers.

      As a result of these initiatives, we are:

•	consolidating our four research and development centers into two main centers in Rockville, Maryland and New York, New York;

•	searching for a president and other executives to focus on day-to-day execution; and

•	reducing our workforce by approximately 140 employees, closing our facilities in Ottawa, Canada and Sunnyvale, California, and reducing the size of our facilities in Rockville, Maryland and in New York, New York.

      In connection with this plan, we recorded a restructuring charge of $7.0 million in the fourth quarter of 2000. The failure to successfully implement our plans in a timely manner or achieve the anticipated reductions in operating expenses derived from any portion of our plan would have a material adverse effect on our business, financial condition and results of operations. We anticipate that our plan will be fully executed by the end of 2001.

      By adding Avesta’s fault management and applications monitoring capabilities to our product portfolio in May 2000 and offering these products to our traditional service provider customer base, we expected to be able to respond to the trend among companies to outsource their networks and applications to service providers. The expanded product portfolio gives customers the ability to manage real-time and historical availability and performance on an end-to-end basis across all service definitions, from base transport services through and including hosted applications services. The acquisition also expanded our market opportunity to include large IT organizations as well as the emerging applications service provider market. However, despite the addition of these new products and the introduction of new markets, we did not, and we do not currently expect to experience the growth in revenue that we had anticipated at the time of the Avesta acquisition.

      Our historical trend of increasing revenue each quarter began to reverse with a modest decrease in revenue to $28.6 million in the second quarter from $30.5 million in the first quarter. During the third and fourth quarters of 2000, however, revenue decreased significantly to $14.6 million and $15.3 million, respectively. These revenue decreases were due to lower than expected revenue related to the Visual Trinity and Visual eWatcher products (the products added through the Avesta acquisition) as well as decreases in the revenue provided by our other products. Despite these revenue decreases, our operating expenses increased significantly in the corresponding periods due, in large part, to the addition of the Avesta operations. In response to these trends and as discussed above, we initiated a restructuring plan in the fourth quarter to realign our product portfolio and streamline our operations.

      Due to the significance of these developments, we performed an evaluation of the recoverability of our long-lived assets in accordance with SFAS No. 121, including those assets related to the Avesta acquisition. Based upon this evaluation, we concluded that the remaining values of the goodwill and other intangible assets related to the Avesta acquisition were impaired. This conclusion was based upon our revised estimate of the undiscounted cash flows expected to be provided by the Avesta operations. The estimate of such cash flows was substantially less than the carrying values of the related long-lived assets. As a result, we recorded an impairment charge of $328.8 million in the fourth quarter. This charge included $203.2 million related to goodwill, which represented the entire remaining unamortized balance, and $125.6 million related to the other acquired intangibles including the completed technology, the assembled workforce and the trademarks and tradenames. The fair values of the remaining Avesta long-lived assets were determined based upon the estimated discounted cash flows to be provided by the Avesta operations.

Results of Operations

      The following table presents certain consolidated statement of operations data as a percentage of our revenue:

	Years Ended December 31,

	1998	1999	2000

Revenue	100.0%	100.0%	100.0%

Cost of revenue	37.1	33.7	36.5

Gross profit	62.9	66.3	63.5

Operating expenses:

Research and development	24.6	18.2	30.6

Write-off of purchased research and development	—	—	43.8

Sales and marketing	35.2	26.7	47.1

General and administrative	9.9	8.6	12.6

Merger-related costs	7.7	7.3	—

Restructuring and impairment charges	1.3	—	377.2

Amortization of goodwill and other intangibles	—	—	60.0

Total operating expenses	78.7	60.8	571.3

Income (loss) from operations	(15.8)	5.5	(507.8)

Interest income, net	4.3	2.4	2.9

Net income (loss) before income taxes	(11.5)	7.9	(504.9)

Benefit (provision) for income taxes	—	(4.0)	38.3

Net income (loss)	(11.5)%	3.9%	(466.6)%

      The following table presents the revenue by product (in thousands):

	Years Ended December 31,

	1998	1999	2000

Visual UpTime and Cell Tracer	$50,883	$84,546	$67,700

Visual IP InSight	1,913	4,557	9,466

Visual Internet Benchmark	3,292	2,616	4,607

Visual Trinity and eWatcher	—	—	7,268

Total revenue	$56,088	$91,719	$89,041

2000 Compared with 1999

      Revenue. We recognized $89.0 million in revenue for 2000, a 2.9% decrease from revenue of $91.7 million for 1999. The decline was due primarily to a decrease in Visual UpTime revenue of $16.8 million, primarily from service providers, offset by increases in revenue related to Visual IP InSight and Visual Internet Benchmark and the effect of the acquisition of the Avesta Trinity and eWatcher products. The decrease in sales of Visual UpTime was primarily attributable to a change in purchasing behavior of two major service providers. Sales to all service providers accounted for approximately 70% of revenue for 2000 as compared to 72% for 1999.

      Gross profit. Cost of revenue consists of subcontracting costs, component parts, direct compensation costs, communication costs, warranty and other contractual obligations, royalties, license fees and other overhead expenses related to manufacturing operations and to support our software products and benchmark services. Gross profit was $56.5 million for 2000, as compared to $60.8 million for 1999, a decrease of $4.3 million. Gross margin was 63.5% of revenue for 2000, as compared to 66.3% of revenue for 1999. The decrease in gross margin percentage was due primarily to higher fixed costs supporting a lower revenue base and approximately $1.9 million in inventory write-downs offset, in part, by the addition of higher-margin software sales of Trinity and eWatcher. Our future gross margins may be affected by a number of factors, including product mix, the proportion of sales to service providers, competitive pricing, manufacturing volumes and an increase in the cost of component parts.

      Research and development expense. Research and development expense consists of compensation for research and development staff, depreciation of test and development equipment, certain software development costs and costs of prototype materials. Research and development expense was $27.3 million for 2000 as compared to $16.7 million for 1999, an increase of $10.6 million. The increase in research and development expense was due primarily to the costs of the Avesta research and development staff subsequent to the date of acquisition, increased staffing levels and related support costs, and purchases of materials and services used in the development of new or enhanced products. Research and development expense was 30.6% and 18.2% of revenue for 2000 and 1999, respectively. We expect that research and development expenditures may decrease in absolute dollars during 2001 as a result of our reduction in workforce and office space, and may decrease as a percentage of revenue during 2001 and thereafter.

      Write-off of purchased research and development. A write-off of purchased research and development costs of $39.0 million was recorded in 2000. We recorded this expense in the second quarter of 2000 in connection with the acquisition of Avesta. At the date of acquisition, Avesta had in-process technology which represented research and development projects of Avesta that had not reached technological feasibility and that had no alternative future use in research and development activities or otherwise. Amounts assigned to in-process research and development (“IPR&D”) meeting the above criteria must be charged to expense at the date of consummation of the purchase business combination.

      The evaluated projects were future releases of the Trinity, eWatcher and other products. The products in process included both upgrades to existing products as well as major modifications for future releases. Additional products that had been started but not yet assigned a numerical designation and were considered to be only 1% complete were excluded from the evaluation. The Trinity related projects represented the majority of the value assigned to the IPR&D projects. We valued the acquired IPR&D based upon an independent appraisal of the projects under development. The values of the IPR&D projects were determined by estimating the future cash flows from the projects, once commercially feasible, discounting the net cash flows back to their present values and then applying a percentage of completion to the calculated values to reflect the uncertainty of technical success of the projects. The rates used to discount the net cash flows to their present values were based on Avesta’s weighted average cost of capital. The percentage of completion was based on management’s estimates of the amount of resources spent to date and on the expected use of future resources.

      As of the valuation date, Avesta was offering version 1.3 of the Trinity product. Versions 2.0, 2.1 and 3.0 were considered IPR&D projects and were estimated to be 95%, 15% and 5% complete, respectively. The eWatcher product had been acquired by Avesta in 1998 and versions 2.0 and 2.5 were considered IPR&D projects and were estimated to be 25% and 4% complete, respectively. Certain risks and uncertainties are associated with the completion of the development of these products within a reasonable projected period of time. Each of the acquired IPR&D projects had not demonstrated technological feasibility as of the acquisition date. Failure to bring these products to market in a timely manner may adversely affect our future revenue and profitability.

      Sales and marketing expense. Sales and marketing expense consists of compensation for the sales and marketing staff, commissions, pre-sales support, travel and entertainment expense, trade shows and other marketing programs. Sales and marketing expense was $41.9 million for 2000, as compared to $24.4 million for 1999, an increase of $17.5 million. The increase in sales and marketing expense was due primarily to the costs of Avesta sales and marketing staff and programs subsequent to the date of acquisition and continued growth in staffing, commissions and marketing programs. Sales and marketing expense was 47.1% and 26.7% of revenue for 2000 and 1999, respectively. We expect that sales and marketing expenditures may decrease in absolute dollars during 2001 as a result of our reduction in workforce and office space, and may decrease as a percentage of revenue during 2001 and thereafter.

      General and administrative expense. General and administrative expense consists of the costs of finance, administration, and general management activities. General and administrative expense was $11.2 million for 2000 as compared to $7.9 million for 1999, an increase of $3.3 million. The increase in general and administrative expense was due primarily to the additional costs of the Avesta staff and professional services incurred subsequent to the date of acquisition and increased staffing, professional services and corporate facilities and network infrastructure costs. General and administrative expense was 12.6% and 8.6% of revenue for 2000 and 1999, respectively. We expect that general and administrative expenditures may decrease in absolute dollars during 2001 as a result of our reduction in workforce and office space, and may decrease as a percentage of revenue during 2001 and thereafter.

      Restructuring and impairment charges. We recorded a restructuring charge of $7.0 million in the fourth quarter of 2000 that consisted primarily of severance and other termination benefits related to a workforce reduction of approximately 140 employees and lease costs and leasehold improvement write-offs related to the closure of facilities in Ottawa, Canada and Sunnyvale, California and the reduction in size of our facilities in Rockville, Maryland and New York, New York. We also recorded an impairment charge of $328.8 million for the write-off of goodwill and other intangibles related to the Avesta acquisition (see Note 7 of Notes to Consolidated Financial Statements).

      Amortization of acquired intangibles. We recorded $53.4 million in amortization of goodwill and other intangibles related to the Avesta acquisition in 2000.

      Interest income, net. Interest income, net, for 2000 was approximately $2.6 million as compared to $2.3 million for 1999. The increase of $0.3 million was primarily due to decreased interest expense related to capital leases and other borrowings.

      Income taxes. The benefit for income taxes for 2000 was $34.1 million. The effective tax rate of 8% differed from the statutory rates primarily due to the income tax effect of the Avesta acquisition and increases in the valuation allowance.

      Net income (loss). Net loss for 2000 was $415.5 million as compared to net income for 1999 of $3.6 million, an increase of $419.1 million. The decrease was due primarily to decreases in revenue and gross profit, increased operating expenses, the write-off of purchased research and development, the amortization of goodwill and other intangible assets and the restructuring and impairment charges.

1999 Compared with 1998

      Revenue. We recognized $91.7 million in revenue for 1999, a 63.5% increase over revenue of $56.1 million for 1998. The increase was due primarily to the continued acceptance of Visual UpTime, Visual IP InSight and Visual Internet Benchmark products with an increase in sales to service providers, particularly AT&T and Sprint. Sales to service providers accounted for approximately 72% of revenue for 1999 as compared to approximately 67% for 1998.

      Gross profit. Gross profit was $60.8 million for 1999, as compared to $35.3 million for 1998, an increase of $25.5 million. Gross margin was 66.3% of revenue for 1999, as compared to 62.9% of revenue for 1998. The increase in gross margin percentage was due primarily to product cost reductions and to product sales mix.

      Research and development expense. Research and development expense was $16.7 million for 1999 as compared to $13.8 million for 1998, an increase of $2.9 million. The increase in research and development expense was due primarily to increased staffing levels and related support costs, and purchases of materials and services used in the development of new or enhanced products. Research and development expense was 18.2% and 24.6% of revenue for 1999 and 1998, respectively.

      Sales and marketing expense. Sales and marketing expense was $24.4 million for 1999, as compared to $19.8 million for 1998, an increase of $4.6 million. The increase in sales and marketing expense was due primarily to increased staffing levels during the year and related commissions, and marketing programs. Sales and marketing expense was 26.7% and 35.2% of revenue for 1999 and 1998, respectively.

      General and administrative expense. General and administrative expense was $7.9 million for 1999 as compared to $5.5 million for 1998, an increase of $2.4 million. The increase in general and administrative expense was due primarily to increased staffing levels, professional services and continued growth in corporate facilities and network infrastructure. General and administrative expense was 8.6% and 9.9% of revenue for 1999 and 1998, respectively.

      Merger-related costs. In connection with the Inverse acquisition, we recorded merger-related costs of approximately $6.8 million. Transaction costs totaled approximately $6.4 million and consisted primarily of fees for investment bankers, attorneys, accountants and other direct transaction costs. The remaining $0.4 million in non-recurring costs consisted primarily of the write-off of certain assets as a result of the merger and the accrual of certain employee benefits to conform the policies of Inverse with our policies. In connection with the acquisition of Net2Net, we recorded merger-related costs of approximately $4.3 million. Transaction costs totaled approximately $4.1 million and consisted primarily of fees for investment bankers, attorneys, accountants and other direct transaction costs. Integration expenses totaled approximately $0.2 million and consisted of incremental and non-recurring costs necessary to integrate Visual and Net2Net.

      Restructuring charge. We recorded a restructuring charge of $0.8 million in connection with the acquisition of Net2Net that related to the consolidation of Visual and Net2Net’s manufacturing, sales, marketing and administration functions as well as the discontinuance of certain Net2Net product development efforts.

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

      Net income (loss). Net income for 1999 was $3.6 million as compared to a net loss of $6.5 million for 1998, an increase of $10.1 million. The increase was due primarily to increases in revenue and gross profit, which offset the increased operating, merger-related expenses and restructuring costs described above.

Liquidity and Capital Resources

      At December 31, 2000, our combined balance of cash and cash equivalents was $17.4 million as compared to $54.6 million as of December 31, 1999, a decrease of $37.2 million. The decrease is primarily attributable to $16.9 million in cash used in operating activities, $10.2 million in cash used in connection with the acquisition of Avesta, $7.6 million in capital expenditures, $3.9 million in net purchases of investments, and $2.8 million in net repayments under credit agreements and capital lease obligations, offset by $4.2 million in proceeds from the exercise of stock options.

      We require substantial working capital to fund our core business, particularly to finance inventories, accounts receivable, research and development activities and capital expenditures. To date, we have financed our operations and capital expenditures with the proceeds from our initial public offering completed in February 1998 and from our income from operations generated through the first quarter of 2000. We currently anticipate that capital expenditures for 2001 will not exceed $4.0 million. Our future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending to support product development efforts and sales and marketing, the timing of introductions of new products and enhancements to existing products and market acceptance of our products.

      In addition to our cash, cash equivalents and investments, another potential source of liquidity is our bank credit facility. The credit facility, as amended, includes an asset-based arrangement providing for borrowings up to the lesser of $10.0 million or 80% of eligible accounts receivable (as defined in the credit facility) with a maximum of $5.0 million available for issuing standby letters of credit, provided that we either maintain a minimum of $10.0 million cash on deposit with the bank, secure with cash any outstanding letters of credit, or treat any unsecured letters of credit as borrowings. This credit facility also includes an equipment financing arrangement. The credit facility matures on February 28, 2002 and borrowings under the credit facility bear interest at prime plus 2%. Borrowings under the equipment financing agreement cannot be made after March 31, 2001, are repayable over 36 months and bear interest at prime plus 2%. The bank credit facility contains restrictive financial covenants, including, but not limited to, requirements related to liquidity and operating results as well as restrictions related to other borrowings, acquisitions, dispositions of assets, distributions and investments. The credit facility also provides for certain administrative and facility fees. As of December 31, 2000, there were no borrowings outstanding under the bank credit facility. We borrowed approximately $450,000 under the equipment financing arrangement in March 2001. In December 2000, our bank issued a standby letter of credit that expires on March 31, 2002 in the amount of $5.0 million with us satisfying the minimum deposit requirement.

      We incurred a net loss of $415.5 million in 2000 that included several significant non-cash charges related to the acquisition of Avesta, including the write-off of purchased research and development of $39.0 million, an impairment charge of $328.8 million related to write-off of goodwill and other intangibles, and the amortization of goodwill and other intangibles of $53.4 million. We reported losses from operations for the second, third and fourth quarters of $46.6 million, $39.1 million and $373.3 million, respectively, in 2000. Excluding the non-cash Avesta-related charges and the $7.0 million restructuring charge recorded in the fourth quarter, operating income was $1.2 million for the second quarter of 2000 and operating losses were $17.2 million and $14.9 million for the third and fourth quarters, respectively. We generated income from operations in 1999 and for the quarter ended March 31, 2000.

      The deterioration of our operating results in 2000, excluding the effects of the non-cash Avesta-related charges and the restructuring charge, was due primarily to decreased revenue and increased operating expenses. During 2000, revenue decreased from $30.5 million in the first quarter to $28.6 million in the second quarter to $14.6 million in the third quarter. Despite the decline in the level of quarterly revenue during 2000, our operating expenses, excluding the non-cash Avesta-related charges, increased from $14.3 million in the first quarter to $17.9 million in the second quarter to $24.3 million in the third quarter. In response to these trends, as discussed above, we initiated a restructuring plan in the fourth quarter. Revenue increased to $15.3 million in the fourth quarter of 2000 and the operating expenses, excluding the non-cash Avesta-related charges and the restructuring charge, decreased to $24.0 million in the fourth quarter.

      Our ability to generate operating income in the future is, in large part, dependent upon our success in increasing revenue over the third and fourth quarter 2000 levels and reducing operating expenses from the third and fourth quarter 2000 levels. While we believe that our restructuring plan will result in a growth in revenue, due to market conditions, competitive pressures and other factors beyond our control, there can be no assurances that we will be able to adequately increase revenue in the future. We also believe that our restructuring will result in a reduction in operating expenses that, when combined with the anticipated revenue growth, will result in a return to profitability. In the event that the anticipated cost reductions are not realized or revenue does not increase, we may be required to further reduce our cost structure. There can be no assurance that we will become profitable.

      Our success is also dependent on our ability to generate adequate cash for operating and capital needs. In 2000, we used $16.9 million in operating activities and $21.8 million in investing activities. The cash was used primarily to fund our operating losses, to purchase property and equipment and to pay the transaction costs related to the Avesta acquisition. At December 31, 2000, we had $26.1 million in cash, cash equivalents and investments. We are relying on our existing cash, cash equivalents, investments and credit facility together with future sales and the collection of the related accounts receivable to meet our future cash requirements. If cash provided by these sources is not sufficient to fund future operations, we will be required to further reduce our expenditures for operations or to seek additional capital through other means that may include the sale of assets, the sale of equity securities or additional borrowings. Although we believe that we have the ability to generate additional cash through such actions, the results of such actions may be dilutive. There can be no assurance that additional capital will be available, or available on terms that are reasonable or acceptable to us. If we are unable to generate additional cash, our business and financial condition would be materially and adversely affected such that we may need to consider other alternatives for the future of the Company.

      Substantially all of our product sales to date have been made to customers in the United States. We plan to sell our products to foreign customers at prices denominated in U.S. dollars. However, if we commence selling material volumes of product to such customers at prices not denominated in U.S. dollars, we intend to adopt a strategy to hedge against fluctuations in foreign currency.

Risk Factors

      In addition to the other information provided or incorporated by reference in this document, stockholders should also consider the following factors carefully in evaluating whether to make an investment decision. Stockholders should also refer to the section entitled “Forward Looking Statements”.

We have a history of losses and an accumulated deficit and we may not be profitable in the future.

      Our limited history, operating losses and accumulated deficit make predicting our future operating results difficult. Our company was organized in 1993 and we introduced Visual UpTime in mid-1995. Accordingly, we have only a limited operating history upon which an evaluation of our product and prospects can be based. As of December 31, 2000, we had an accumulated deficit of approximately $446.9 million. Although we reported net income of $3.6 million for 1999, we incurred a substantial consolidated net loss in the year ended December 31, 2000 of approximately $415.5 million. The loss in 2000 related to the year-end write-down of impaired intangible assets recorded in the Avesta acquisition, the write-off of purchased research and development related to the Avesta acquisition, the amortization of the acquired intangibles including goodwill prior to the write-down, the restructuring charge recorded in the fourth quarter as well as reduced revenue and increased operating expenses. We also experienced a loss of $6.5 million in 1998. The loss in 1998 related primarily to the effect of merger-related and restructuring costs and the effect of the Net2Net and Inverse operating losses prior to the respective dates of acquisition.

Failure to successfully implement our new business strategic initiatives will harm our future business prospects.

      During 2000, we allowed our business strategy to become less focused, which increased the complexity of our business and adversely affected our results of operations. In an attempt to refocus our efforts, we adopted the comprehensive plan described above. The failure to successfully implement our new strategy in a timely manner or achieve the anticipated reductions in operating expenses derived from any portion of our plan would have a material adverse effect on our business, financial condition and results of operations. We anticipate that these plans will be fully executed by the end of 2001.

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

Failure to achieve expected revenue levels may adversely affect future operating results.

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

Failure of service provider companies to incorporate our products into their infrastructure may adversely affect the level of future revenue.

      Network service provider companies have not typically offered products and services that enable their customers to measure and test the level of service they receive on their communications networks. If these companies do not want to offer this type of service, our future revenue could be significantly lower than anticipated. Our sales and marketing strategy depends on sales of Visual UpTime, Visual IP InSight, Visual Trinity and Visual eWatcher to service provider companies for them to deploy as part of their network infrastructure. Although we expect that for 2001, a significant portion of our revenue will be attributable to sales of Visual UpTime, Visual IP InSight, Visual Trinity and Visual eWatcher to service providers, we cannot be sure that we will be successful in demonstrating the value of our products to service provider companies. We believe that the success of the service provider deployment strategy depends on a number of factors over which we may have little or no control, including:

•	acceptance of and satisfaction with our systems by service provider companies and their customers;

•	the realization of operating cost efficiencies upon the deployment of Visual Uptime, Visual IP InSight, Visual Trinity and/or Visual eWatcher;

•	our ability to convince the service providers of the operational benefits of Visual UpTime, Visual IP InSight, Visual Trinity and Visual eWatcher;

•	the demand generation for these systems from customers and support for the systems by the service provider companies’ sales forces;

•	the competitive dynamics between service provider companies that provide communication networks for wide area use and the development of service for new world networks overall;

•	our successful development of systems and products that address the requirements for systems deployed as part of a service provider company’s infrastructure;

•	the timing and successful completion of integration development work by service provider companies to incorporate our service management functionality into their operational infrastructure; and

•	the absence of new technologies that make our products and systems obsolete before they become standardized in network systems.

      The failure of our products to become an accepted part of the service provider companies’ infrastructure or a slower than expected increase in the volume of sales by us to these companies could have a material adverse effect on our business, financial condition and results of operations.

Our long sales cycle requires us to expend significant resources on potential sales opportunities that may never be consummated.

      If we do not generate additional revenue from our sales and marketing efforts, the expended resources and lack of increased revenues could have a material adverse affect on our business, financial condition and results of operations. Our future business prospects depend on growing the sales of our products and services. The incorporation of our products into the infrastructure of service providers is characterized by a long sales cycle to turn opportunities into sales. The risks inherent in the long sales cycle for Visual UpTime, Visual IP InSight, Visual Trinity and Visual eWatcher, many of which we have little or no control over, include:

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

      Sales of Visual UpTime, Visual IP InSight, Visual Trinity and Visual eWatcher generally involve significant testing by and education of both service provider companies and their customers as well as a substantial commitment of our sales and marketing resources. As a result, we may expend significant resources pursuing potential sales opportunities that will not be consummated. Even if service providers do deploy our products, the curtailment or termination of service provider company marketing programs, the reduction in demand by service provider customers, decreases in service provider company capital budgets or the reduction in the purchasing priority assigned to products such as Visual UpTime, Visual IP InSight and Visual Trinity, particularly if significant and unanticipated by us, could have a material adverse effect on our business, financial condition and results of operations.

The loss of Sprint, AT&T or WorldCom as a customer could harm our business.

      Our service provider deployment strategy depends predominantly on sales to service provider companies. The loss of any one of Sprint, AT&T or WorldCom, which have historically provided a majority of our revenue, would result in a substantial loss of revenue that could have a material adverse effect on our business, financial condition and results of operations. For 2000, Sprint, AT&T and WorldCom accounted for 18%, 20% and 14%, respectively, of our consolidated revenue. This concentration should continue as our customer base will consist predominantly of service provider companies. Existing service provider company customers are not easily replaced because of the relatively few participants in that market. High barriers to entry due to extraordinary capital requirements and the likelihood that mergers of existing service providers may further reduce their number mean that replacing a significant network provider company customer will be even more difficult in the future. Furthermore, the small number of customers means that the reduction, delay or cancellation of orders or a delay in shipment of our products to any one service provider company customer could have a material adverse effect on our business, financial condition and results of operations. Our anticipated dependence on sizable orders from a limited number of service provider companies will make the relationship between us and each service provider company critically important to our business. As our relationships with these service provider companies evolve over time, we will make adjustments to product specifications, forecasts and delivery timetables in response to service provider company demands and expectations. Further, because none of our agreements contain minimum purchase requirements, there can be no assurance that the issuance of a purchase order will result in significant recurring business. Any inability to manage our service provider company relationships successfully could have a material adverse effect on our business, financial condition and results of operations.

The pending break-up of AT&T could lengthen sales cycles and adversely affect our business.

      Potential disruption caused by the pending break-up of AT&T could result in delays by AT&T’s customers in ordering services based on our equipment and delays in installation of services by AT&T. Both of these conditions could adversely affect our business, financial condition and results of operations. The separation by AT&T of its Business unit, Broadband unit and Wireless unit into three different companies could impact adversely the potential synergies realized from integrated service management across multiple broadband access technologies, resulting in a reduction in the demand for our products which would have a material adverse effect on our business, financial condition and results of operations.

The consolidation of the telecommunications industry could result in a lengthened sales cycle.

      Many companies in the telecommunications industry, particularly Internet service providers, DSL providers and competitive local exchange carriers, are consolidating with each other. As a result, the managements of these companies are focused on internal integration and other issues and are less likely to focus on the purchasing of additional equipment and services. This is likely to affect our business by lengthening our sales cycle, which could adversely effect our business, financial condition and results of operations.

We face growing competition that could make it difficult for us to acquire and retain customers.

      The market for service management systems for new world connectivity services and out-sourced Web services is new and rapidly evolving. We expect competition in this market to intensify in the future. Our competitors vary in size and in the scope and breadth of the products and services that they offer. Many of these competitors have greater financial, technical, marketing and other resources than us, and some have well established relationships with our current and potential customers. As a result, these competitors may be able to respond to new or emerging technologies and changes in customer requirements more effectively than us, or devote greater resources than us to the development, promotion and sale of products. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. We may experience competition from less expensive products and services that provide only a portion of the functionality provided by our products and services. In particular, as prices for network equipment components such as data service units/channel service units decrease, customers may decide to purchase these less expensive products even though they lack certain features offered by our products, particularly when these units are integrated in customer routers and switches. For example, we expect that participants with strong capabilities in these various segments could partner with each other to offer products that supply functionality approaching that provided by Visual UpTime. The success of such products could have a material adverse effect on our business, financial condition and results of operations. If we expand the scope of our products and services, we may encounter many additional, market-specific competitors. These potential competitors include companies that sell network management software such as Lucent Technologies — OneVision Division and Telecordia Technologies, each of which has announced products that could potentially compete with us in the future. The success of such products could have a material adverse effect on our business, financial condition and results of operations. We may experience competition from fault management companies, such as Micromuse, that provide only a portion of the functionality provided by our products and services. If the functionality of these systems is sufficient to meet customer requirements, or these companies add functionality to match our products and services, the success of such products could have a material adverse effect on our business, financial condition and results of operations.

Our defense of the litigation relating to our alleged false and misleading statements in addition to a competitor’s patent infringement claim may result in costly litigation, divert the efforts and attention of our management, and be unsuccessful.

      We are defending ourselves against the claims discussed in “Item 3. Legal Proceedings.” We believe that the plaintiffs’ claims are without merit and intend to defend these cases vigorously. We may, however, incur significant legal costs related to this litigation. We cannot presently determine the ultimate outcomes of these actions and the effects, if any, on the our financial statements. A negative outcome in either case could have a material adverse effect on our business, financial condition and results of operations. Failure to prevail in the shareholder’s suit could result in the payment of substantial damages and the reimbursement of plaintiff’s legal costs. Failure to prevail in the intellectual property litigation could result in one or more of the following:

•	the payment of substantial monetary and punitive damages;

•	the reimbursement of the plaintiff’s legal costs;

•	the requirement to stop selling one of our major products in its current form;

•	the redesign of that product;

•	the requirement to license certain technology from the plaintiff, which could include significant royalty payments; and

•	the indemnification of certain customers against the losses they may incur due to the alleged infringement.

Failure to adapt to rapid technological change could adversely affect our ability to compete effectively.

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

Failure of the market to accept new world network services would reduce the demand for our products.

      Because our systems are deployed predominantly on new world networks such as frame relay, ATM, IP, remote access and VPNs, our near term success will depend on the continued market acceptance of these technologies as preferred networking solutions. If these services do not maintain widespread market acceptance, the market for our products will be substantially reduced which could have a material adverse effect on our business, financial condition and results of operations. Although we are currently devoting significant resources to the development of additional products, there can be no assurance that we will complete the development of these or any future products in a timely fashion, that we will successfully manage the transition from existing products, that our future products will achieve market acceptance, or if market acceptance is achieved, that we will be able to maintain such acceptance for a significant period of time. If we are unable to develop products on a timely basis that address changing customer needs and technologies, we may lose market share to competitors or be required to substantially increase development expenditures. Such an increase in research and development expenditures may have a material adverse effect on our business, financial condition and results of operations. There also can be no assurance that products or technologies developed by others will not adversely affect our competitive position or render our products or technologies noncompetitive or obsolete.

Failure of businesses to use the Internet for corporate networking purposes would reduce the demand for our products.

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

      Many key components used in the manufacture of our products are purchased only from sole or limited sources. If a sole or limited source supplier raises their prices, delays shipments or becomes unable or unwilling to supply a key component, we may be forced to obtain these components from alternative sources if they are available, which could impair our ability to deliver our products to our customers in a timely and cost-effective manner, or could force us to increase our prices or reduce our gross profit margins. Any of these events could have a material adverse effect on our business, financial condition and results of operations and could jeopardize our relationships with those customers. The risks associated with being dependant on sole or limited source suppliers of key components include the following:

•	we have not identified alternative suppliers for all of our key components and we may not be able to find alternative suppliers, if necessary, or find alternative components of comparable quality;

•	we will have to qualify alternative suppliers before components are purchased from them which will, even if successful, necessarily delay the process of procuring the replacement components;

•	most of our suppliers do not have long-term agreements with us, so these suppliers could suddenly increase component prices;

•	even minor delays in shipments of key components from suppliers, which we have experienced in the past, could delay the shipment of our products;

•	although all of our sole or limited source suppliers are based in the United States, some of them may manufacture or acquire components from outside of the United States and thus they may be unable to deliver their components if their own supplies are interrupted by events in other countries; and

•	some of the components, including dynamic random access memories and embedded communications processors, are subject to significant price fluctuations.

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

      Our failure to successfully assimilate companies or technologies acquired by us or the occurrence of unanticipated costs that may arise in connection with such acquisitions could have a material adverse effect on our business, financial condition and results of operations.

Expansion of our international activities will expose our business to additional risks.

      We believe we must expand the sales and marketing activities for our products and services outside the United States and hire additional international personnel. Therefore, we expect to commit significant resources to expand our international sales and marketing activities, which were less than 10% of our consolidated revenue for 2000 and prior periods. Conducting international operations would subject us to risks we do not face in the United States. These include, but are not limited to:

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

      The loss of the services of Scott E. Stouffer, our Chairman, President and Chief Executive Officer, and Peter J. Minihane, our Chief Financial Officer, or any other key employees could adversely affect our ability to execute our business plan and could have a material adverse effect on our business, financial condition and results of operations. Our success depends to a significant degree upon the continuing contributions of our key management and technical employees, particularly Messrs. Stouffer and Minihane.

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

Claims by others that we infringe their intellectual property rights may harm our business.

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

Failure to protect our own intellectual property rights may harm our business.

      Our success is dependent on our proprietary technology and intellectual property rights. We hold four patents and also rely on copyright and trade secret laws, trademarks, confidentiality procedures and contractual provisions to protect our proprietary software, documentation and other proprietary information. These protection methods may not be adequate to prevent competitors from developing similar technology. Moreover, in the absence of patent protection, our business may be adversely affected by competitors that develop functionally equivalent technology. Litigation to enforce our intellectual property rights, regardless of its success or failure, could be burdensome and expensive and could involve a high degree of uncertainty. In addition, legal proceedings may divert management’s attention from growing our business. We may be subject to additional risk as we enter into transactions in countries where intellectual property laws are not well developed or enforced effectively. Legal protection of our rights may be ineffective in such countries, and technology developed or used in such countries may not be protected in jurisdictions where protection is ordinarily available. Failure to adequately protect our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

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

      In addition, our credit facility with Silicon Valley Bank prohibits us from engaging in a merger with or being acquired by another entity without their consent, unless we are the surviving entity and the transaction does not otherwise create an event of default.

Item  7A.  Quantitative and Qualitative Disclosure About Market Risk.

      We are exposed to market risk from changes in interest rates. Our investment policy restricts us to investing only in investment-grade securities. A failure of these investment securities to perform at their historical levels could reduce the interest income realized by us. We do not have significant cash flow exposure to changing interest rates on our long-term debt that consists primarily of capital lease obligations for which the interest rates are fixed. However, the estimated fair value of such debt is subject to market risk. As of December 31, 2000, the fair value of our long-term debt did not differ materially from its carrying value. Any borrowings under our credit facility are also sensitive to changes in interest rates. As of December 31, 2000, there were no borrowings outstanding under our credit facility.

Item  8.  Financial Statements and Supplementary Data.

      The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements and financial statement schedule filed with this report; see Item 14 of Part IV.

Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item  10.  Our Directors and Executive Officers.

      The information required by Item 10 is hereby incorporated by reference from the Proxy Statement for our 2001 Annual Meeting of Stockholders.

Item  11.  Executive Compensation.

      The information required by Item 11 is hereby incorporated by reference from the Proxy Statement for our 2001 Annual Meeting of Stockholders.

Item  12.  Security Ownership of Certain Beneficial Owners and Management.

      The information required by Item 12 is hereby incorporated by reference from the Proxy Statement for our 2001 Annual Meeting of Stockholders.

Item  13.  Certain Relationships and Related Transactions.

      The information required by Item 13 is hereby incorporated by reference from the Proxy Statement for our 2001 Annual Meeting of Stockholders.

PART IV

Item  14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Page
Number

(a) Documents filed as part of the report:

(1) Report of Independent Public Accountants	F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000	F-3

Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 1998, 1999 and 2000	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000	F-7

Notes to Consolidated Financial Statements	F-8

(2) Report of Independent Public Accountants	S-1

Financial Statement Schedule	S-2

(3) Exhibits

      The following exhibits are filed or incorporated by reference as stated below:

Exhibit
Number	Description

3.1$	Amended and Restated Certificate of Incorporation of the Company.
3.1.1@	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
10.1*	1994 Stock Option Plan.
10.2*	1997 Omnibus Stock Plan, as amended.
10.3*	Amended and Restated 1997 Directors’ Stock Option Plan.
10.4!!	2000 Stock Incentive Plan, as amended.
10.5*†	Reseller/ Integration Agreement, dated August 29, 1997, by and between the Company and MCI Telecommunications Corporation.
10.5.1$$$††	Second Amendment, dated November 4, 1998, to the Reseller/ Integration Agreement between the Company and MCI Telecommunications Corporation (relating to Exhibit 10.5).

Exhibit
Number	Description

10.7*†	General Agreement for the Procurement of Equipment, Services and Supplies between the Company and AT&T Corp.
10.8*	Lease Agreement, dated December 12, 1996, by and between the Company and The Equitable Life Assurance Society of The United States.
10.8.1*	Lease Amendment, dated September 2, 1997, by and between the Company and The Equitable Life Assurance Society of The United States (relating to Exhibit 10.8).
10.8.2$$$	Second Lease Amendment, dated February 8, 1999, by and between the Company and TA/ Western, LLC, successor to The Equitable Life Assurance Society of The United States (relating to Exhibit 10.8).
10.8.3***	Third Lease Amendment, dated January 10, 2000, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8).
10.8.4!!	Fourth Lease Amendment, dated May 17, 2000, by and between the Company and TA/ Western LLC (relating to Exhibit 10.8).
10.9***	Sublease, dated October 1, 1999, between the Company and Micron Technology, Inc.
10.10*	Employment Agreement, dated December 15, 1994, by and between the Company and Scott E. Stouffer, as amended.
10.11!!	Lease Agreement, dated April 7, 2000, by and between Visual Networks, Inc. and TA/ Western, LLC.
10.12*	Terms of Employment, dated June 11, 1997, by and between the Company and Peter J. Minihane, as amended.
10.17**	Net2Net 1994 Stock Option Plan.
10.20$$	1999 Employee Stock Purchase Plan.
10.22%%	Inverse Network Technology 1996 Stock Option Plan.
10.23@	Merger Agreement, dated February 7, 2000, by and among the Company, Visual Acquisitions Three, Inc. and Avesta Technologies, Inc.
10.23.1!!	Avesta Technologies, Inc. 1996 Stock Option Plan.
10.24	Loan and Security Agreement, dated February 28, 2001, by and between Silicon Valley Bank and the Company.
10.25	Accounts Receivable Financing Agreement, dated February 28, 2001, by and between Silicon Valley Bank and the Company.
10.26	Intellectual Property Security Agreement, dated February 28, 2001, by and between Silicon Valley Bank and the Company.
10.27††	Master Purchase of Equipment and Services Agreement, dated May 22, 2000, between the Company and Sprint/ United Management Company.
16.1*	Letter regarding change in certified accountants.
16.2@	Letter regarding change in certified accountants.
21.1	List of subsidiaries of the Company.
23.1	Consent of Arthur Andersen LLP.
24.1	Powers of Attorney (included in signature pages).

*	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-41517.
**	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, No. 333-53153.
***	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
%	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, No. 333-90105.
%%	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, No. 333-88719.
@	Incorporated herein by reference to the Company’s Registration Statement on Form S-4, No. 333-33946.
$	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1999.
$$	Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed April 30, 1999.
$$$	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
†	Portions of these Exhibits were omitted and have been filed separately with the Secretary of the SEC pursuant to the Company’s Applications Requesting Confidential Treatment under Rule 406 of the Act, filed on December 22, 1997, January 28, 1998 and February 4, 1998.
††	Portions of these Exhibits were omitted and have been filed separately with the Secretary of the SEC pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 of the Exchange Act of 1934.
!!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000.

(b) Reports on Form 8-K

      None.

(c) Exhibits

      The exhibits required by this Item are listed under Item 14(a)(3).

(d) Financial Statement Schedules

      The consolidated financial statement schedules required by this Item are listed under Item 14(a)(2).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rockville, Maryland, on the 11th day of April, 2001.

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

Signature	Title	Date

/s/ SCOTT E. STOUFFER Scott E. Stouffer	President, Chief Executive Officer and Director (Principal Executive Officer)	4/11/01
/s/ PETER J. MINIHANE Peter J. Minihane	Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	4/11/01
Grant G. Behrman	Director
/s/ MARC F. BENSON Marc F. Benson	Director	4/11/01
/s/ TED H. MCCOURTNEY Ted H. McCourtney	Director	4/11/01
/s/ THOMAS A. SMITH Thomas A. Smith	Director	4/11/01
/s/ WILLIAM J. SMITH William J. Smith	Director	4/11/01

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Visual Networks, Inc.:

      We have audited the accompanying consolidated balance sheets of Visual Networks, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visual Networks, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Vienna, Virginia

March 29, 2001

VISUAL NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,

	1999	2000

Assets

Current assets:

Cash and cash equivalents	$54,629	$17,369

Short-term investments	—	3,700

Accounts receivable, net of allowance of $754 and $1,103, respectively	9,374	4,222

Inventory	7,998	13,474

Other current assets	2,472	3,089

Total current assets	74,473	41,854

Property and equipment, net	8,566	10,738

Goodwill and intangible assets	—	8,510

Other assets	115	9,562

Total assets	$83,154	$70,664

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable and accrued expenses	$11,754	$27,912

Deferred revenue	11,798	15,818

Current portion of long-term debt	568	606

Total current liabilities	24,120	44,336

Long-term debt, net of current portion	782	243

Total liabilities	24,902	44,579

Commitments and contingencies (Note 10)

Stockholders’ equity:

Common stock, $.01 par value; 50,000,000 shares authorized, 24,833,609 and 31,296,383 shares issued and outstanding as of December 31, 1999 and 2000, respectively	248	313

Additional paid-in capital	90,169	473,108

Deferred compensation	(705)	(402)

Accumulated other comprehensive income	—	11

Accumulated deficit	(31,460)	(446,945)

Total stockholders’ equity	58,252	26,085

Total liabilities and stockholders’ equity	$83,154	$70,664

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,

	1998	1999	2000

Revenue	$56,088	$91,719	$89,041

Cost of revenue	20,829	30,888	32,515

Gross profit	35,259	60,831	56,526

Operating expenses:

Research and development	13,771	16,677	27,277

Write-off of purchased research and development	—	—	39,000

Sales and marketing	19,759	24,447	41,907

General and administrative	5,528	7,928	11,247

Merger-related costs	4,318	6,776	—

Restructuring and impairment charges	751	—	335,810

Amortization of goodwill and other intangibles	—	—	53,426

Total operating expenses	44,127	55,828	508,667

Income (loss) from operations	(8,868)	5,003	(452,141)

Interest income, net	2,413	2,270	2,598

Income (loss) before income taxes	(6,455)	7,273	(449,543)

Benefit (provision) for income taxes	—	(3,722)	34,058

Net income (loss)	(6,455)	3,551	(415,485)

Dividends and accretion on preferred stock	(171)	—	—

Net income (loss) attributable to common stockholders	$(6,626)	$3,551	$(415,485)

Basic income (loss) per share	$(0.30)	$0.14	$(14.46)

Diluted income (loss) per share	$(0.30)	$0.13	$(14.46)

Basic weighted-average shares outstanding	21,946	24,583	28,733

Diluted weighted-average shares outstanding	21,946	26,547	28,733

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Redeemable
	Convertible		Series A Convertible
	Preferred Stock		Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 1997	7,228,473	$14,855	347,070	$3	7,525,270	$75

Accretion on preferred stock	—	16	—	—	—	—

Accrued dividends on preferred stock	—	125	—	30	—	—

Conversion of preferred stock and payment of dividend	(7,228,473)	(14,996)	(347,070)	(33)	10,605,735	106

Issuance of common stock	—	—	—	—	5,325,849	53

Repurchase of common stock	—	—	—	—	(75,073)	—

Exercise of stock options and warrants	—	—	—	—	785,274	8

Issuance of common stock for services	—	—	—	—	6,316	—

Settlement of note for common stock	—	—	—	—	16,848	—

Deferred compensation	—	—	—	—	—	—

Amortization of deferred compensation	—	—	—	—	—	—

Net loss	—	—	—	—	—	—

Balance, December 31, 1998	—	—	—	—	24,190,219	242

Exercise of stock options and warrants	—	—	—	—	699,266	7

Income tax benefit from exercise of stock options	—	—	—	—	—	—

Issuance of common stock under employee stock purchase plan	—	—	—	—	4,182	—

Repurchase of common stock	—	—	—	—	(60,058)	(1)

Repayment of shareholder notes	—	—	—	—	—	—

Deferred compensation	—	—	—	—	—	—

Amortization of deferred compensation	—	—	—	—	—	—

Net income	—	—	—	—	—	—

Balance, December 31, 1999	—	—	—	—	24,833,609	248

Issuance of common stock, options and warrants in acquisition	—	—	—	—	5,413,530	54

Exercise of stock options and warrants	—	—	—	—	866,366	9

Issuance of common stock under employee stock purchase plan	—	—	—	—	182,878	2

Deferred compensation	—	—	—	—	—	—

Amortization of deferred compensation	—	—	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—

Net loss	—	—	—	—	—	—

Balance, December 31, 2000	—	$—	—	$—	31,296,383	$313

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — (continued)

(in thousands, except share data)

		Notes		Accumulated
	Additional	Receivable		Other
	Paid-In	from	Deferred	Comprehensive	Accumulated
	Capital	Stockholders	Compensation	Income	Deficit	Total

Balance, December 31, 1997	$15,303	$—	$(247)	$—	$(28,385)	$(13,251)

Accretion on preferred stock	—	—	—	—	(16)	(16)

Accrued dividends on preferred stock	—	—	—	—	(155)	(125)

Conversion of preferred stock and payment of dividend	14,923	—	—	—	—	14,996

Issuance of common stock	51,800	—	—	—	—	51,853

Repurchase of common stock	(1)	—	—	—	—	(1)

Exercise of stock options and warrants	804	(147)	—	—	—	665

Issuance of common stock for services	—	—	—	—	—	—

Settlement of note for common stock	542	—	—	—	—	542

Deferred compensation	606	—	(606)	—	—	—

Amortization of deferred compensation	—	—	114	—	—	114

Net loss	—	—	—	—	(6,455)	(6,455)

Balance, December 31, 1998	83,977	(147)	(739)	—	(35,011)	48,322

Exercise of stock options and warrants	2,047	—	—	—	—	2,054

Income tax benefit from exercise of stock options	3,722	—	—	—	—	3,722

Issuance of common stock under employee stock purchase plan	132	—	—	—	—	132

Repurchase of common stock	—	—	—	—	—	(1)

Repayment of shareholder notes	—	147	—	—	—	147

Deferred compensation	291	—	(291)	—	—	—

Amortization of deferred compensation	—	—	325	—	—	325

Net income	—	—	—	—	3,551	3,551

Balance, December 31, 1999	90,169	—	(705)	—	(31,460)	58,252

Issuance of common stock, options and warrants in acquisition	378,793	—	—	—	—	378,847

Exercise of stock options and warrants	3,173	—	—	—	—	3,182

Issuance of common stock under employee stock purchase plan	1,047	—	—	—	—	1,049

Deferred compensation	(74)	—	74	—	—	—

Amortization of deferred compensation	—	—	229	—	—	229

Foreign currency translation adjustment	—	—	—	11	—	11

Net loss	—	—	—	—	(415,485)	(415,485)

Balance, December 31, 2000	$473,108	$—	$(402)	$11	$(446,945)	$26,085

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,

	1998	1999	2000

Cash Flows From Operating Activities:

Net income (loss)	$(6,455)	$3,551	$(415,485)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	1,912	4,033	59,666

Write-off of purchased research and development	—	—	39,000

Non-cash restructuring and impairment charges	—	—	329,910

Deferred taxes	—	—	(34,058)
Changes in assets and liabilities —

Accounts receivable	(1,422)	(3,426)	5,152

Inventory	(1,362)	(2,912)	(5,476)

Other assets	(1,384)	(312)	(113)

Accounts payable and accrued expenses	1,365	6,235	8,312

Customer deposits	1,545	(4,613)	—

Deferred revenue	1,222	3,841	(3,834)

Net cash provided by (used in) operating activities	(4,579)	6,397	(16,926)

Cash Flows From Investing Activities:

Net (purchases) sales/maturities of short-term investments	(1,002)	1,002	(3,145)

Proceeds from sale leaseback transactions	—	750	—

Expenditures for property and equipment	(5,234)	(5,828)	(7,623)

Investment in joint venture	—	—	(797)

Merger-related transaction costs, net of cash acquired	—	—	(10,234)

Net cash used in investing activities	(6,236)	(4,076)	(21,799)

Cash Flows From Financing Activities:

Series A Convertible Preferred Stock dividend	(30)	—	—

Proceeds from issuance of common stock, net of issuance costs	51,853	—	—

Exercise of stock options and warrants	652	2,185	4,231

Repayments of notes receivable from stockholders	—	147	—

Net borrowings (repayments) under credit agreements	764	(1,079)	(1,658)

Principal payments on capital lease obligations	(370)	(600)	(1,119)

Net cash provided by financing activities	52,869	653	1,454

Effect of exchange rate changes	—	—	11

Net Increase (Decrease) in Cash and Cash Equivalents	42,054	2,974	(37,260)

Cash and Cash Equivalents, Beginning of Year	9,601	51,655	54,629

Cash and Cash Equivalents, End of Year	$51,655	$54,629	$17,369

Supplemental Cash Flow Information:

Cash paid for interest	$241	$232	$211

Cash paid for income taxes	$513	$—	$—

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock, options and warrants in acquisition	$—	$—	$378,847

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations and Summary of Significant Accounting Policies:

      Visual Networks, Inc. (“Visual” or the “Company”) designs, manufactures, sells and supports comprehensive service management systems for providers and users of new world connectivity services and out-sourced Web services.

Risks and Other Important Factors

      The Company incurred a net loss of $415.5 million for the year ended December 31, 2000. The deterioration of the operating results in 2000 was due, in part, to decreased revenue and increased operating expenses. The Company’s ability to generate operating income in the future is, in large part, dependent on its success in increasing revenue and reducing operating expenses. Due to market conditions, competitive pressures, and other factors beyond its control, there can be no assurances that the Company will be able to adequately increase revenue in the future. The Company also believes that its plans will result in a reduction in operating expenses that, when combined with the anticipated revenue growth, will result in a return to profitability. In the event that the anticipated cost reductions are not realized or revenue does not increase, the Company may be required to further reduce its cost structure. There can be no assurance that the Company will become profitable.

      The success of the Company is also dependent on its ability to generate adequate cash for operating and capital needs. The Company is relying on its existing cash and cash equivalents, investments and credit facility together with future sales and the collection of the related accounts receivable to meet its future cash requirements. If cash provided by these sources is not sufficient to fund future operations, the Company will be required to further reduce its expenditures for operations or to seek additional capital through other means which may include the sale of assets, the sale of equity securities or additional borrowings. There can be no assurances that additional capital will be available, or available on terms that are reasonable or acceptable to the Company.

      The Company’s operations are subject to certain other risks and uncertainties, including among others, successful incorporation of the Company’s products into service provider company infrastructure, long sale cycles, dependence on significant customers, rapidly changing technology, current and potential competitors with greater financial, technological, production, and marketing resources, dependence on sole and limited source suppliers, dependence on key management personnel, ability to recruit and retain employees, defense against pending litigation, limited protection of intellectual property and proprietary rights, integration of acquisitions, uncertainty of future profitability and possible fluctuations in financial results.

Business Combinations and Basis of Presentation

      On May 15, 1998, Visual acquired Net2Net Corporation (“Net2Net”) in a merger transaction accounted for as a pooling of interests. Net2Net was engaged in developing, manufacturing and marketing Asynchronous Transfer Mode (“ATM”) wide-area-network management and analysis systems. Visual issued 2,056,204 shares of its common stock in exchange for all of the outstanding preferred and common stock of Net2Net. In addition, outstanding Net2Net stock options were converted into options to purchase 189,733 shares of Visual common stock, a note payable by Net2Net was settled with 16,848 shares of the Company’s common stock, and the exercise of a warrant resulted in the issuance of 2,225 shares of the Company’s common stock. In connection with the Net2Net acquisition, the Company recorded merger-related costs of approximately $4.3 million. Transaction costs totaled approximately $4.1 million and consisted primarily of fees for investment bankers, attorneys, accountants and other direct transaction costs. Integration costs totaled approximately $207,000 and consisted of incremental and non-recurring costs necessary to integrate Visual

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Net2Net. These costs were expensed as incurred. The Company also recorded a restructuring charge of approximately $751,000 in connection with the Net2Net merger(see Note 7).

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

      Results of operations for the separate and combined companies prior to the pooling transactions are as follows (in thousands):

		Six Months Ended
	Year Ended	June 30, 1999
	December 31, 1998	(unaudited)

Revenue:

Visual	$49,699	$36,005

Pooled entities	6,389	3,793

	$56,088	$39,798

Net Income (Loss):

Visual	$3,145	$6,178

Pooled entities	(9,600)	(5,074)

	$(6,455)	$1,104

      On May 24, 2000, Visual acquired Avesta Technologies, Inc. (“Avesta”) in a merger transaction accounted for using the purchase method of accounting. Avesta was a provider of fault management and application performance monitoring software systems to e-business customers (see Note 6). The results of operations of Avesta have been included in the accompanying consolidated statements of operations from the date of acquisition (hereafter, Visual, Net2Net, Inverse and Avesta are collectively referred to as the “Company”).

Principles of Consolidation

      The consolidated financial statements include the accounts of Visual Networks, Inc. and its wholly owned subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

      The Company considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains its cash and cash equivalents with high credit quality financial institutions. The Company’s cash equivalents consist primarily of investments in money market funds that invest in U.S. Treasury obligations, repurchase agreements collateralized by U.S. Treasury securities, and high quality corporate obligations. The Company had approximately $52.6 million and $10.8 million, respectively, invested in money market funds as of December 31, 1999 and 2000 and approximately $2.0 million invested in a bond fund as of December 31, 1999.

Investments

      Investments in marketable securities are classified as available-for-sale and are reported at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The fair values are based on quoted market prices. Unrealized gains and losses on marketable securities are reported as a separate component of comprehensive income, if significant. As of December 31, 2000, the Company held short-term investments in U.S. Treasury obligations that mature within one year. The Company also held a $5.0 million certificate of deposit that matures on March 31, 2002 and has been included in other assets in the accompanying balance sheet as of December 31, 2000. As of December 31, 2000, unrealized gains and losses were not material.

      The Company has an investment in an entity in which the Company has less than a majority ownership interest but over which the Company can exercise significant influence. The Company uses the equity method to account for this investment and its carrying value of $747,000 is included in other assets in the accompanying balance sheet as of December 31, 2000. Under the equity method, investments originally recorded at cost are adjusted to recognize the Company’s share of net earnings or losses of the affiliates as they occur, rather than as dividends or other distributions are received, limited to the extent of the Company’s investment in, advances to and guarantees for the investment entity. The Company also has an investment in an entity in which the Company exercises no control or significant influence. Such investment is accounted for under the cost method and its carrying value of approximately $3.7 million is included in other assets in the accompanying balance sheet as of December 31, 2000. The Company periodically reviews its investments for permanent impairments.

Inventory

      Inventory is stated at the lower of average cost or market, and consists of the following (in thousands):

	December 31,

	1999	2000

Raw materials	$764	$4,301

Work-in-progress	2,230	151

Finished goods	5,004	9,022

	$7,998	$13,474

Property and Equipment

      Property and equipment is carried at cost and depreciated over its estimated useful life, ranging from three to five years, using the straight-line method. Equipment held under capital leases is recorded at the

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

present value of the future minimum lease payments and is amortized on a straight-line basis over the shorter of the assets’ useful lives or the relevant lease term, ranging from three to seven years. Property and equipment consists of the following (in thousands):

	December 31,

	1999	2000

Equipment and software	$10,170	$17,480

Furniture and fixtures	3,043	2,370

Leasehold improvements	1,684	2,942

	14,897	22,792

Less-Accumulated depreciation	(6,331)	(12,054)

	$8,566	$10,738

Intangible Assets

      Intangible assets consist of identifiable intangibles related to the acquisition of Avesta. Such intangibles are amortized using the straight-line method over the following estimated useful lives. Goodwill arising from the Avesta acquisition was amortized over its estimated useful life of four years (see Notes 6 and 7). Intangible assets consist of the following (in thousands):

	December 31,	Useful
	2000	Life

Assembled workforce	$224	3 years

Trademarks/tradenames	1,064	7 years

Completed technology	7,222	5 years

	$8,510

Long-Lived Assets

      The Company reviews its long-lived assets, including property and equipment, identifiable intangibles, and goodwill whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If future estimated undiscounted net cash flows are more likely than not to be less than the carrying amount of the long-lived assets, then such assets are written down to their fair value. As part of the $335.8 million restructuring and impairment charges recorded during the year ended December 31, 2000, the Company recorded an impairment charge of $328.8 million against long-lived assets (see Note 7). The Company’s estimates of anticipated revenues and profits and the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future. As a result, the carrying amount of long-lived assets, including intangibles, could be reduced materially in the future.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,

	1999	2000

Accounts payable	$2,908	$5,836

Accrued compensation	3,640	6,936

Accrued restructuring	—	4,306

Other accrued expenses	5,206	10,834

	$11,754	$27,912

Revenue Recognition

      The Company’s service management products and services include hardware, software, benchmark services, professional services and technical support. The Company generally recognizes revenue from the sale or license of its products upon delivery and passage of title to the customer. Where agreements provide for evaluation or customer acceptance, the Company recognizes revenue upon the completion of the evaluation process and acceptance of the product by the customer. Maintenance contracts require the Company to provide technical support and software updates to customers. The Company recognizes product support and maintenance revenue, including maintenance revenue that is bundled with product sales, ratably over the term of the contract period, which generally ranges from one to five years. Revenue recognized from multiple-element software arrangements is allocated to each element of the arrangement based on the relative fair values of the elements. The fair values of professional services, technical support and training have been determined based on the Company’s specific objective evidence of fair value. Revenue from services is recognized when the services are performed. Subscription fees for the Company’s benchmark reports are recognized upon delivery of the reports.

      The Company adopted the American Institute of Certified Public Accountants (the “AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” in 1998. In 1999, the Company adopted SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” which amends SOP 98-4, “Deferral of Effective Date of a Provision of SOP 97-2,” to provide additional guidance regarding the accounting for multiple element software sales. The Company recognizes software revenue in accordance with these SOPs.

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

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (“SAB No. 101”), “Revenue Recognition in Financial Statements.” SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition, presentation and disclosure in financial statements. The Company adopted SAB No. 101 in the fourth quarter of 2000 without a material effect on the Company’s results of operations or financial position.

Credit Risk and Significant Customers

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. The Company sells its

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products to large telecommunications and Internet service providers primarily in the United States. The Company grants credit terms without collateral to its customers and has not experienced any significant credit related losses. Accounts receivable include allowances to record receivables at their estimated net realizable value. For the year ended December 31, 1998, three customers individually represented 27%, 16% and 13% of revenue, respectively. For the year ended December 31, 1999, two customers each represented 25% of revenue. For the year ended December 31, 2000, three customers individually represented 20%, 18% and 14% of revenue.

Warranty

      The Company warrants its hardware products for periods of up to five years. Estimated warranty costs are charged to cost of revenue in the period in which revenue from the related product sale is recognized.

Research and Development

      Research and development costs are expensed as incurred.

      The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Costs incurred prior to establishment of technological feasibility are expensed as incurred and reflected as research and development costs in the accompanying consolidated statements of operations. For the years ended December 31, 1998, 1999, and 2000, the Company did not capitalize any costs related to software development. During these periods, the time between the establishment of technological feasibility and general release of products was very short. Consequently, costs otherwise capitalizable after technological feasibility were expensed as they were immaterial.

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

Fair Value of Financial Instruments

      SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The carrying values of current assets and current liabilities approximate fair value because of the relatively short maturities of these instruments. The fair value of the Company’s long-term debt, which is comprised primarily of capital lease obligations, is estimated using a discounted cash flow analysis based on the Company’s borrowing cost for similar credit facilities. The Company estimates that as of December 31, 2000, the fair value of its long-term debt does not differ materially from its carrying value.

Foreign Currency and International Operations

      The functional currencies of certain of the Company’s subsidiaries are the respective local currencies. The financial statements of these subsidiaries are translated to U.S. dollars using period-end rates for assets

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and liabilities and average rates during the relevant period for revenues and expenses. Translation gains and losses are accumulated as a component of other comprehensive loss in stockholders’ equity. Such gains and losses have not been material.

Comprehensive Income

      The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments and the unrealized gains and losses on marketable securities to be included in other comprehensive income. Because the Company has not had any significant components of other comprehensive income, the reported net income (loss) does not differ materially from comprehensive income (loss) for the years ended December 31, 1998, 1999 and 2000.

Segment Reporting

      SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The revenue and assets of the Company’s foreign subsidiaries have not been significant. Management has concluded that the Company’s operations occur in one segment only based upon the information used by management in evaluating the performance of the business.

Basic and Diluted Income (Loss) per Share

      SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted income per share. Basic income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.

      Diluted income (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 2,600,019 shares of common stock that were outstanding at December 31, 1998 were not included in the computation of diluted loss per share as their effect would be anti-dilutive. The effect of preferred stock convertible into 10,605,735 shares of common stock outstanding from January 1, 1998 to February 11, 1998 has also not been included in the computation of diluted loss per share. The effect of the conversion of the preferred stock is included in the computation of both basic and diluted loss per share from the date of conversion on February 11, 1998. The treasury stock effect of options to purchase 3,953,444 shares of common stock that were outstanding as of December 31, 1999 was included in the computation of diluted income per share for the year ended December 31, 1999. Options and warrants to purchase 3,121,313 shares of common stock that were outstanding at December 31, 2000 were not included in the computation of diluted loss per share as their effect would be anti-dilutive.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following details the computation of the income (loss) per share (in thousands, except per share data):

	Years Ended December 31,

	1998	1999	2000

Adjustments to net income (loss):

Net income (loss)	$(6,455)	$3,551	$(415,485)

Dividends and accretion on preferred stock	(171)	—	—

Net income (loss) attributable to common stockholders	$(6,626)	$3,551	$(415,485)

Weighted-average share calculation:

Basic weighted-average shares outstanding:

Average number of shares of common stock outstanding	21,946	24,583	28,733

Diluted weighted-average shares outstanding:

Treasury stock effect of options and warrants	—	1,964	—

Diluted weighted-average shares outstanding	21,946	26,547	28,733

Income (loss) per common share:

Basic income (loss) per share	$(0.30)	$0.14	$(14.46)

Diluted income (loss) per share	$(0.30)	$0.13	$(14.46)

Reclassifications

      Certain reclassifications have been made in the 1998 and 1999 financial statements to conform to the 2000 presentation.

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards requiring every derivative instrument to be reported on the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company does not expect that adoption will have a material effect on the Company’s financial position or results of operations.

2.  Credit Agreements and Long-Term Debt:

      The Company has a credit facility, as amended, that includes an asset-based arrangement providing for borrowings up to the lesser of $10.0 million or 80% of eligible accounts receivable (as defined in the credit facility) with a maximum of $5.0 million available for issuing standby letters of credit, provided that the Company either maintains a minimum of $10.0 million cash on deposit with the bank, secures with cash any outstanding letters of credit, or treats any unsecured letters of credit as borrowings. This credit facility also includes an equipment financing facility. The credit facility matures on February 28, 2002, and borrowings under the credit facility bear interest at prime plus 2%. Borrowings under the equipment financing facility cannot be made after March 31, 2001, are repayable over 36 months and bear interest at prime plus 2%. The credit facility contains restrictive financial covenants, including, but not limited to, requirements related to liquidity and operating results as well as restrictions related to other borrowings, acquisitions, dispositions of

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets, distributions, and investments. The credit facility also provides for certain administrative and facility fees. As of December 31, 2000, there were no borrowings outstanding under the bank credit facility. The Company borrowed approximately $450,000 under the equipment financing arrangement in March 2001. In December 2000, the Company’s bank issued a standby letter of credit that expires on March 31, 2002 in the amount of $5.0 million with the Company satisfying the minimum deposit requirement.

      In June 1999, Inverse entered into an accounts receivable purchase agreement (“Inverse Accounts Receivable Agreement”) with a bank. The Inverse Accounts Receivable Agreement, as amended, allowed for the sale of Inverse accounts receivable of up to $2.5 million to the bank, subject to certain limitations. The Inverse Accounts Receivable Agreement matured on June 25, 2000 and was not renewed. There were no borrowings against the Inverse Accounts Receivable Agreement as of December 31, 1999. In connection with the Inverse Accounts Receivable Agreement, the Company issued the bank a warrant to purchase 4,452 shares of common stock at a price of $22.46 per share. The fair value of this warrant was immaterial. In November 1999, the bank, in lieu of exercising the warrant, elected to convert the warrant into 2,363 shares of common stock in accordance with the terms of the warrant.

      In January 1997, Inverse entered into an equipment financing agreement for up to $350,000 with a leasing company. As of December 31, 1998, Inverse had financed approximately $350,000 in equipment purchases structured as loans under this agreement. The equipment loans are repayable over 42 months with interest at a rate of approximately 16% and are secured by the related equipment. In connection with the equipment financing agreement, the Company issued a warrant to purchase 5,799 shares of common stock at a price of $3.62 per share. The fair value of this warrant was immaterial. In October 1999, the leasing company, in lieu of exercising the warrant, elected to convert the warrant into 5,280 shares of common stock in accordance with the terms of the warrant.

      In June 1998, Inverse entered into an equipment financing agreement for up to $1.0 million with a bank. As of December 31, 1998, Inverse had financed $1.0 million in equipment purchases under this agreement structured as loans. The equipment loans are repayable over 48 months at a rate of the institution’s prime lending rate plus 0.5% and are secured by certain assets of Inverse.

      During 1999, Inverse made additional principal payments on the equipment financing agreements of approximately $1.1 million. As of December 31, 2000, future principal payments under the equipment financing agreements were approximately $105,000, all of which are due during 2001.

      Avesta’s revolving line of credit agreement with a financial institution (the “Avesta Facility”), as amended in October 1999, allowed for borrowings up to $7.5 million. The Avesta Facility matured in October 2000 and was not renewed.

3.  Preferred Stock:

      The Company had a total of 12,576,508 shares of authorized preferred stock, 7,576,508 shares of which were designated as Series A, B, C, D and E convertible preferred stock and 5,000,000 of which has not been designated. All of the then outstanding shares of Series A, B, C, D and E convertible preferred stock were converted to common stock in connection with the Company’s initial public offering in February 1998. In connection with the conversion of the Series A preferred stock into common stock upon completion of the IPO, the Company declared and paid cash dividends of approximately $30,000 to holders of the Series A preferred stock. The series B, C, D and E preferred stock had certain liquidation, dividend and redemption rights. The Company accrued the cumulative dividends and recorded periodic accretion under the interest method for the excess of the redemption value of each series over the stated value.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Stockholders’ Equity:

Initial Public Offering

      In February 1998, the Company completed its initial public offering of 4,025,000 shares of the Company’s common stock resulting in net proceeds of approximately $45.4 million. Concurrent with the offering, the Series A convertible preferred stock and the Series B, C, D, and E redeemable convertible preferred stock were converted into 485,890 and 10,119,845 shares of common stock, respectively.

1999 Employee Stock Purchase Plan

      In May 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”) which provides for the issuance of a maximum of 400,000 shares of common stock pursuant to options granted to participating employees. All employees of the Company, except employees who own 5% or more of the Company’s common stock, whose customary employment is more than 20 hours per week and more than five months in any calendar year are eligible to participate in the 1999 Purchase Plan. To participate, an employee must authorize the Company to deduct an amount, subject to certain limitations, from his or her pay during defined six-month periods (“Option Periods”). Option Periods begin on November 1 and May 1 of each year. In no case will an employee be entitled to purchase more than the number of whole shares determined by dividing $12,500 by the fair market value of the common stock on the first day of the Option Period. The purchase price for each share of common stock purchased pursuant to an option is 85% of the closing price of the common stock on either the first or last trading day of the applicable Option Period, whichever price is lower. The Company issued 4,182 and 182,878 shares of common stock pursuant to the provisions of the 1999 Purchase Plan, during 1999 and 2000, respectively.

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

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net2Net 1994 Stock Option Plan

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

Inverse 1996 Stock Option Plan

      Under the 1996 Stock Option Plan (the “Inverse Plan”), both incentive and non-statutory stock options were granted to eligible employees. In connection with the Inverse merger, the Company assumed the obligations of Inverse under the Inverse Plan. Options granted under the Inverse Plan generally vest over four years. Subsequent to the merger, Visual’s Board of Directors adopted a resolution not to make any future option grants under the Inverse Plan.

Avesta 1996 Stock Option Plan

      Under the 1996 Stock Option Plan (the “Avesta Plan”), both incentive and non-statutory stock options were granted to eligible employees. In connection with the Avesta merger, the Company assumed the obligations of Avesta under the Avesta Plan. Options granted under the Avesta Plan, generally vest over four years. Subsequent to the merger, Visual’s Board of Directors adopted a resolution not to make any future option grants under the Avesta Plan.

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

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2000 Stock Incentive Plan

      The Company’s 2000 Stock Incentive Plan (the “Incentive Plan”) authorizes the issuance of an aggregate of 7,000,000 shares of common stock pursuant to the exercise of stock options. The Incentive Plan provides for grants of options to employees, consultants, and directors of the Company. The Incentive Plan provides for the granting of both incentive stock options and non-statutory options. The Incentive Plan is administered by the Compensation Committee of the Board of Directors, which has sole discretion and authority, consistent with the provisions of the Incentive Plan, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted, and the number of shares that will be subject to options granted under the Incentive Plan.

      For any option intended to qualify as an incentive stock option, the exercise price must not be less than 100% of the fair market value of the common stock on the date the option is granted (110% of the fair market value of such common stock with respect to any 10% owner). In the case of non-statutory options, the exercise price shall not be less than 20% of the fair value of the common stock at the time of the grant. The Compensation Committee has the authority to determine the time or times at which options granted under the Incentive Plan become exercisable (typically up to five years); provided that, for any option intended to qualify as an incentive stock option, such option must expire no later than ten years from the date of grant (five years with respect to 10% Owners). Unless terminated sooner by the Board, the Incentive Plan terminates in December 2010 or on the date that all shares available for issuance shall have been issued pursuant to the exercise or cancellation of options granted under the Incentive Plan.

      A summary of the Company’s stock option activity is presented below:

		Option Price	Weighted-Average
	Options	Per Share	Exercise Price

Options outstanding at December 31, 1997	2,470,395	$0.03 – $ 7.00	$1.67

Granted	1,148,862	0.41 – 34.50	14.33

Canceled	(236,292)	0.17 – 29.00	12.23

Exercised	(782,946)	0.07 – 17.50	1.03

Options outstanding at December 31, 1998	2,600,019	0.03 – 34.50	6.50

Granted	2,394,873	0.06 – 59.00	31.48

Canceled	(345,836)	0.17 – 34.50	14.91

Exercised	(695,612)	0.03 – 32.25	3.27

Options outstanding at December 31, 1999	3,953,444	0.03 – 59.00	21.41

Granted	7,248,440	0.40 – 63.06	12.93

Canceled	(7,647,979)	0.29 – 54.45	18.64

Exercised	(636,326)	0.07 – 32.25	4.49

Options outstanding at December 31, 2000	2,917,579	$0.03 – $63.06	$11.49

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2000, options to purchase 1,281,808 shares of common stock were exercisable with a weighted-average exercise price of $12.56. The weighted-average remaining contractual life of options outstanding at December 31, 2000 was 5.9 years.

      In October 2000, the Company offered each employee an opportunity to cancel certain stock options (the “Stock Trade-In”) in exchange for the right to receive a future stock option grant for the same number of shares six months from the date of cancellation. Options to purchase 5,382,588 shares were cancelled pursuant to the Stock Trade-In. The stock options to be granted under the Stock Trade-In will have an exercise price equivalent to the fair market value of Visual’s common stock on the date of grant. The new options will vest 20% on the grant date. The remaining 80% will vest monthly over 36 months. The Company may, at its discretion, grant the stock options as either incentive options or non-statutory options, or a combination thereof, in the same proportion as the cancelled options immediately prior to cancellation. In order to qualify for the new options, an employee who elected to participate in the Stock Trade-In must be employed on the date of the new grant.

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

      SFAS No. 123 allows an entity to continue to use the intrinsic value method. However, entities electing the accounting in APB Opinion No. 25 must make pro forma disclosures as if the fair value based method of accounting had been applied. The Company applies APB Opinion No. 25 and the related interpretations in accounting for its stock-based compensation. Under APB Opinion No. 25, the Company has recorded deferred compensation of approximately $606,000 and $291,000 related to stock option grants in 1998 and 1999, respectively, of which approximately $114,000, $325,000 and $229,000 has been amortized in the years ended December 31, 1998, 1999 and 2000, respectively.

      If compensation expense had been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company’s net income or (loss) and income or (loss) per share would have decreased or increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Years Ended December 31,

	1998	1999	2000

Net income (loss) attributable to common stockholders:

As reported	$(6,626)	$3,551	$(415,485)

Pro forma	$(8,658)	$(4,620)	$(435,794)

Diluted income (loss) per share:

As reported	$(0.30)	$0.13	$(14.46)

Pro forma	$(0.39)	$(0.19)	$(15.17)

      The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the years ended December 31, 1998, 1999 and 2000: no dividend yield, expected volatility from zero to 100%, risk-free interest rates from 4.0% to 6.9% and an expected term ranging from 5 to 10 years.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Avesta Acquisition:

      The acquisition of Avesta was completed on May 24, 2000 and has been accounted for as a purchase business combination. At closing, all of the outstanding preferred and common stock of Avesta was exchanged for 5,413,530 shares of Visual common stock. In addition, the outstanding stock options and warrants of Avesta were converted into options and warrants to purchase 673,338 and 445,463 shares of Visual common stock, respectively. The equity holders of Avesta also were entitled to receive up to an aggregate of 2,000,000 additional shares (the “Additional Shares”) of Visual common stock, which were issued into escrow, if certain sales goals of Avesta were achieved in calendar 2000. The Company believes that none of the Additional Shares were earned, however, the former stockholders of Avesta have given the Company written notice that they dispute the Company’s determination and demand that such shares be released to the equity holders. If not resolved by negotiation, the disputes are subject to arbitration proceedings pursuant to provisions of the merger agreement. The determination of the aggregate purchase price includes only the fair value of the equity securities that were issued by Visual to the Avesta equity holders at closing. The fair value of the Additional Shares has not been included in the determination of the purchase price as management believes that such shares have not been earned. For purposes of determining the purchase price, the shares of Visual common stock issued at closing were valued at $59.30 per share based upon the average closing price of Visual common stock surrounding and including the date that the merger was agreed to and announced.

      Avesta’s outstanding options and warrants were converted to equivalent options and warrants of Visual. The number of shares exerciseable under these options and warrants and the exercise prices were adjusted such that Visual options and warrants issued for Avesta options and warrants have an equivalent intrinsic value per option and warrant. The terms and vesting periods of the options and warrants have not been modified. Accordingly, the estimated fair value of these options and warrants, based upon the Black-Scholes valuation model, has been included in the determination of the purchase price.

      The aggregate purchase price was determined as follows (in thousands):

Fair value of common stock	$316,780

Fair value of options and warrants	62,067

Transaction costs and other	16,411

Aggregate purchase price	$395,258

      The merger resulted in an allocation of purchase price to the net tangible and intangible assets of Avesta, as well as a write-off of the portion of the purchase price allocated to in-process technology. Visual has allocated the purchase price based upon the fair values of the assets and the liabilities acquired and allocated the purchase price accordingly.

      The purchase price has been allocated as follows (in thousands):

Completed technology	$129,000

In-process technology	39,000

Assembled workforce	4,000

Trademarks/tradenames	19,000

Goodwill	238,723

Net liabilities assumed	(407)

Net deferred tax liability	(34,058)

Aggregate purchase price	$395,258

      Of the total purchase price, $39.0 million was allocated to in-process technology, which represented research and development projects of Avesta that had not reached technological feasibility as of the date of

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the acquisition and that had no alternative future use in research and development activities or otherwise. In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” as interpreted by the FASB Interpretation No. 4, amounts assigned to in-process research and development (“IPR&D”) meeting the above criteria must be charged to expense at the date of consummation of the purchase business combination. As a result, the Company recorded an expense of $39.0 million during the year ended December 31, 2000. The Company valued the acquired IPR&D based upon an independent appraisal of the projects under development which were related to future releases of the Trinity, eWatcher and other products. The values of the IPR&D projects were determined by estimating the future cash flows from the projects, once commercially feasible, discounting the net cash flows back to their present values and then applying a percentage of completion to the calculated values to reflect the uncertainty of technical success of the projects. The rates used to discount the net cash flows to their present values were based on Avesta’s weighted average cost of capital. The percentage of completion was based on management’s estimates of the amount of resources spent to date and on the expected use of future resources.

      In connection with the Avesta acquisition, the Company recognized approximately $900,000 in liabilities as the cost of closing a redundant facility and terminating certain employees. The accrual consisted primarily of severance and other employee termination costs. These activities resulted in the termination of approximately 20 employees in connection with a facility closure, the elimination of duplicate positions and the consolidation of certain operations. For the year ended December 31, 2000, the Company charged $806,000 against the accrual for amounts paid. The remaining accrual primarily relates to severance costs, substantially all of which are expected to be paid in 2001.

      The pro forma information presented below (in thousands, except per share data) reflects the Avesta acquisition as if it had occurred on January 1, 1999 but excludes the write-off of purchased research and development and the impairment charge of $328.8 million (see Note 7). These results are not necessarily indicative of future operating results or those that would have occurred had the merger been consummated on that date.

	Years Ended
	December 31,
	(unaudited)

	1999	2000

Pro forma net revenue	$98,689	$94,851

Pro forma net loss	(88,554)	(94,723)

Pro forma basic and diluted loss per share	$(2.95)	$(3.07)

      In December 1999, Avesta acquired all of the outstanding stock of Telecoms Data Systems SAS (“TDS”) for a combination of cash and shares of Avesta common stock. In the event that Avesta did not consummate an initial public offering within eight months from the date of closing, the former stockholder of TDS had the right to repurchase the TDS stock and related technology. As a result of the Avesta merger, the stockholder held 71,541 shares of Visual common stock. In October 2000, the seller notified the Company of the intent to exercise the repurchase option. The shares of Visual common stock will be returned in 2001. Accordingly, the value of these shares was not included in the determination of the purchase price of Avesta. Because of this repurchase option, the Company did not consolidate TDS. However, amounts paid by the Company to fund the operations of TDS that are not expected to be repaid were charged to expense in the accompanying statement of operations for the year ended December 31, 2000.

7.  Restructuring and Impairment Charges:

      In the second quarter of 1998, the Company recorded a restructuring charge of approximately $2.8 million in connection with the consolidation of Visual and Net2Net’s manufacturing, sales, marketing and administrative functions as well as the discontinuance of certain Net2Net product development efforts. The consolidation included a reduction in employees that resulted in severance and other termination benefits

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including out-placement assistance. The remaining restructuring costs related primarily to the termination of contractual obligations, including leases and OEM distribution agreements, with no future benefit. During 1998, approximately $751,000 was charged against the restructuring reserve. This amount included approximately $546,000 related to termination costs for approximately 15 employees including severance and other benefits. The remaining charge to the reserve of approximately $205,000 related primarily to amounts paid under contractual obligations. In the fourth quarter of 1998, the Company reversed approximately $2.0 million of the restructuring charge previously recorded. The lower than estimated cost resulted from fewer than planned terminations and higher than planned attrition, along with lower than estimated costs associated with exiting certain contractual obligations. As of December 31, 1998, all amounts due under the contractual obligations had been paid and all of the employee terminations were completed and the related benefits paid.

      In the fourth quarter of 2000, the Company announced a plan to realign its product portfolio, consolidate its operations and devote resources to the markets and products that offer the Company the greatest growth opportunities. The Company’s revised strategic focus and reorganization included a workforce reduction of approximately 140 employees throughout the Company and a plan to close its facilities in Ottawa, Canada and Sunnyvale, California, and to reduce the size of its facilities in Rockville, Maryland and New York, New York. In connection with this plan, the Company recorded a $7.0 million restructuring charge that consists of $4.2 million in employee termination costs including severance and other benefits, $1.7 million in lease obligations related to facilities and $1.1 million in leasehold improvement write-offs. As of December 31, 2000, $1.7 million had been charged against the restructuring accrual. The remaining accrual consists of severance and lease costs and is expected to be paid substantially in 2001 and 2002.

      The Company recorded approximately $390.7 million in goodwill and other intangibles, excluding purchased research and development, related to the acquisition of Avesta. During the third and fourth quarters of 2000, the Company’s results of operations deteriorated. In particular, revenue decreased significantly while operating expenses increased. The revenue decreases were due to lower than expected revenue related to the Avesta products as well as decreases in the revenue provided by the Company’s other products. The addition of the Avesta products and markets did not, and is not expected to, result in the revenue growth anticipated at the time of the acquisition. Despite these results, the Company’s operating expenses increased significantly in the corresponding periods, due, in large part, to the addition of the Avesta operations. In response to these trends, the Company initiated a restructuring plan in the fourth quarter of 2000 to realign its product portfolio and streamline its operations. Due to the significance of these developments, management performed an evaluation of the recoverability of its long-lived assets, including those related to the Avesta acquisition, in accordance with SFAS No. 121. Based upon this evaluation, the Company concluded that the remaining values of the goodwill and other intangible assets related to the Avesta acquisition were impaired. This conclusion was based upon the Company’s revised estimate of the undiscounted cash flows expected to be derived from the Avesta operations. The estimate of such cash flows was substantially less than the carrying values of the related long-lived assets. As a result, the Company recorded an impairment charge of $328.8 million in the fourth quarter of 2000. This charge included $203.2 million related to goodwill, which represented the entire remaining unamortized balance, and $125.6 million related to the other acquired intangibles including the completed technology, the assembled workforce and the trademarks/tradenames. The fair values of the remaining Avesta long-lived assets were determined based upon the estimated discounted cash flows to be derived from the Avesta operations. The discount rate used was based upon an assessment of the risks associated with these cash flows.

8.  Employee Benefit Plans:

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

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the plan year, not to exceed the annual Internal Revenue Service contribution limitations. All participants are fully vested in their contributions. There have been no employer contributions under the Visual 401(k) Plan.

      During 1996, Net2Net adopted a qualified 401(k) retirement plan (the “Net2Net 401(k) Plan”). The Net2Net 401(k) Plan covered substantially all employees who satisfied a three-month service requirement and attained the age of 21. The Net2Net 401(k) Plan provided for an optional Net2Net contribution for any plan year at Net2Net’s discretion. There were no Net2Net contributions to the plan for the year ended December 31, 1998.

      During 1997, Inverse adopted a defined contribution retirement plan under Internal Revenue Service Code Section 401(k) (the “Inverse 401(k) Plan”). The Inverse 401(k) Plan covered all Inverse employees, following three months of employment. Inverse’s contributions were not material during the year ended December 31, 1998 and no contributions were made during the year ended December 31, 1999.

      Prior to the acquisition, Avesta adopted a defined contribution retirement plan under Internal Revenue Service Code Section 401(k) (the “Avesta 401(k) Plan”). The Avesta 401(k) Plan covered all Avesta employees, following three months of employment and matching contributions are not required.

9.  Income Taxes:

      No provision for income taxes was recorded as a result of the operating loss incurred by the Company for the year ended December 31, 1998. For the year ended December 31, 1998, the tax provision was comprised primarily of a deferred tax benefit, which was offset by a valuation allowance of the same amount. The components of the provision (benefit) for income taxes consist of the following for the years ended December 31, 1999 and 2000 (in thousands):

	December 31,

	1999	2000

Income tax provision (benefit):

Current	$5,902	$(9,585)

Deferred	(2,180)	(24,473)

Total provision (benefit)	$3,722	$(34,058)

      The tax provision for 1998 differed from the expected tax benefit, computed by applying the Federal statutory rate, principally due to the effect of the increase in the valuation allowance. The provision for income taxes results in an effective rate which differs from the Federal statutory rate as follows for the years ended December 31, 1999 and 2000:

	Years Ended
	December 31,

	1999	2000

Statutory federal income tax rate	35%	(35)%

Effect of graduated rates	(1)	1

State income taxes, net of federal benefit	4	(4)

Net operating loss carryforward	(28)	—

Non-deductible expenses	41	21

Increase in valuation allowance	—	9

Total effective rate	51%	(8)%

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the Company’s net deferred tax asset (liability) are as follows (in thousands):

	December 31,

	1999	2000

Deferred tax asset:

Net operating loss carryforwards	$9,692	$35,038

Depreciation	498	681

Allowance for doubtful accounts	276	419

Inventory valuation	396	1,128

Accrued liabilities	1,208	2,658

Deferred revenue	1,248	2,558

Tax credit carryforwards	1,481	2,203

Basis differences attributable to purchase accounting	—	(3,733)

Valuation allowance	(14,799)	(40,952)

Total net deferred tax asset	$—	$—

      The Company had net operating loss carryforwards to offset future taxable income of approximately $92.2 million as of December 31, 2000. These net operating loss carryforwards expire through 2020. Only a portion of the net operating loss carryforwards are attributable to operating activities. The remainder of the net operating loss carryforwards are attributable to tax deductions related to the exercise of stock options. In computing its income tax expense, the Company recognizes the tax benefits of current and prior years’ stock option deductions after the utilization of net operating losses from operations (operating losses determined without deductions for exercised stock options) to reduce income tax expense. Net operating loss carryforwards, when realized related to stock option deductions, are credited to stockholders’ equity. Under the provisions of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership, utilization of net operating loss carryforwards may be limited. Because of the changes in the ownership of Net2Net, Inverse and Avesta, the use of the Net2Net, Inverse and Avesta net operating losses will be limited and may not be available to offset future taxable income.

10.  Commitments and Contingencies:

Investment in sm-end-2-end.de AG

      In November 2000, the Company entered into a joint venture agreement with a customer to form a new German company, sm-end-2-end.de AG (“end-2-end”). The Company paid approximately $797,000 for a 30% ownership interest. Contribution of an additional Euro 825,000 by the Company is subject to the achievement of certain contractual and financial milestones by end-2-end by April 1, 2002. Visual also entered into a distribution agreement with end-2-end in November 2000 to sell the Company’s products. The Company did not have any sales to end-2-end for the year ended December 31, 2000.

Leases

      The Company leases office space and office equipment under non-cancelable operating leases expiring through December 2006. The Company recorded rent expense of approximately $1.2 million, $1.7 million and $3.3 million during 1998, 1999 and 2000, respectively.

      During 1997, Visual and Net2Net entered into separate sale-leaseback transactions in which equipment was sold and leased back under non-cancelable capital leases. Such equipment was sold at its net book value resulting in no gain or loss on the transactions.

      In May 1999, Inverse entered into a master lease agreement, as amended, with a leasing company to provide up to $1.8 million in financing to purchase furniture and equipment through April 2000. During 1999,

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inverse purchased approximately $1.4 million of furniture and equipment under the master lease agreement. Inverse also entered into a sale-leaseback transaction with the leasing company in which equipment was sold at its net book value and leased back under non-cancelable capital leases. No gain or loss was recognized on the transaction. In connection with the master lease and sale-leaseback transaction, Inverse issued the leasing company a warrant to purchase common stock. The fair value of this warrant was not material. In November 1999, the leasing company, in lieu of exercising the warrant, elected to convert the warrant and receive 3,594 shares of Visual common stock in accordance with the terms of the warrant.

      Future minimum lease payments as of December 31, 2000 under non-cancelable capital and operating leases are as follows (in thousands):

	Capital	Operating
	Leases	Leases

2001	$549	$3,503

2002	249	3,260

2003	—	2,645

2004	—	2,166

2005	—	2,095

Thereafter	—	3,159

Total minimum lease payments	798	$16,828

Interest element of lease payment	(54)

Present value of future minimum lease payments	744

Current portion	(501)

Long-term portion	$243

Litigation

      In July, August and September 2000, several purported class action complaints were filed against the Company and certain of the Company’s executives. The complaints allege that between February 7, 2000 and August 23, 2000, the defendants made false and misleading statements which had the effect of inflating the market price of the Company’s stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints do not specify the amount of damages sought. The Company believes that the plaintiffs’ claims are without merit and intends to defend against these allegations vigorously. The Company expects that a substantial portion of the legal costs that it might incur related to this matter will be paid by its directors’ and officers’ insurance policy. The Company cannot presently determine the ultimate outcome of this action. A negative outcome could have a material adverse effect on the Company’s financial position or results of operations. Failure to prevail in the litigation could result in, among other things, the payment of substantial monetary or punitive damages.

      In October 1997, a lawsuit was filed against Avesta and one of its employees alleging infringement of two patents, unfair competition, breach of contract and interference with contractual relations resulting in unjust enrichment. Avesta answered the complaint, denying all allegations, and also asserted counterclaims against the plaintiff for patent misuse, unfair competition and interference with business and patent invalidity. The plaintiff has since dropped one of the patents from the lawsuit and certain of Avesta’s counterclaims have been dismissed. Avesta’s counterclaims currently seek a declaratory judgment (i) that its products do not infringe the plaintiff’s patents; (ii) that the remaining patent is invalid; and (iii) that the remaining patent is unenforceable. The Company intends to vigorously defend itself in this matter and management believes that the plaintiff’s claims are without merit. The Company cannot presently determine the ultimate outcome of this action. Both parties have filed motions for partial summary judgment that have been denied. A negative

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outcome could have a material adverse effect on the financial position or results of operations of the Company. Failure to prevail in the litigation could result in one or more of the following: (i) the payment of substantial monetary and punitive damages; (ii) the reimbursement of the plaintiff’s legal costs; (iii) the requirement to stop selling one of our major products in its current form; (iv) the redesign of that product; (v) the requirement to license certain technology from the plaintiff, which could include significant royalty payments; and (vi) the indemnification of certain customers against the losses they may incur due to the alleged infringement. In addition, the Company has incurred and may continue to incur significant legal costs related to this litigation.

11.  Revenue by Product:

      The following table presents the Company’s revenue by product (in thousands):

	Years Ended December 31,

	1998	1999	2000

Visual UpTime and Cell Tracer	$50,883	$84,546	$67,700

Visual IP InSight	1,913	4,557	9,466

Visual Internet Benchmark	3,292	2,616	4,607

Visual Trinity and eWatcher	—	—	7,268

Total revenue	$56,088	$91,719	$89,041

12.  Interim Financial Data — Unaudited:

      The following table of quarterly financial data has been prepared from the financial records of the Company, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented:

	March 31,		June 30,		September 30,		December 31,

	1999	2000	1999	2000(2)	1999(1)	2000	1999	2000(3)

			(in thousands, except per share amounts)

Revenue	$18,588	$30,494	$21,210	$28,644	$24,522	$14,607	$27,399	$15,296

Gross profit	12,111	21,199	13,709	19,154	16,296	7,100	18,715	9,073

Income (loss) from operations	1,019	6,914	1,912	(46,594)	(3,222)	(39,142)	5,294	(373,319)

Net income (loss)	1,075	5,541	1,652	(42,319)	(3,973)	(30,709)	4,797	(347,998)

Basic income (loss) per share	0.04	0.22	0.07	(1.54)	(0.16)	(0.99)	0.19	(11.17)

Diluted income (loss) per share	0.04	0.20	0.06	(1.54)	(0.16)	(0.99)	0.18	(11.17)

(1)	The net loss for the three months ended September 30, 1999 includes approximately $6.8 million in merger-related costs recorded in connection with the Inverse acquisition. (see Note 1).

(2)	The net loss for the three months ended June 30, 2000 includes the write-off of purchased research and development of $39.0 million (see Note 6).

(3)	The net loss for the three months ended December 31, 2000 includes a restructuring charge of approximately $7.0 million and an impairment charge of approximately $328.8 million related to the write-off of goodwill and other intangibles from the Avesta acquisition. (see Note 7).

      The sum of the per share amounts may not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Visual Networks, Inc.:

      We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Visual Networks, Inc. (a Delaware corporation) and subsidiaries and have issued our report thereon dated March 29, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule included in Item 14(d) is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Vienna, Virginia

March 29, 2001

S-1

SCHEDULE II

VISUAL NETWORKS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning	Additions Charged to			Balance at End
Description	of Period	Costs and Expenses	Deductions		of Period

For the year ended December 31, 1998:

Deducted from asset accounts:

Allowance for doubtful accounts	$412	$106	$25		$493

Included in current liabilities:

Reserves related to restructuring	—	2,749	2,749	(1)	—

For the year ended December 31, 1999:

Deducted from asset accounts:

Allowance for doubtful accounts	493	301	40		754

For the year ended December 31, 2000:

Deducted from asset accounts:

Allowance for doubtful accounts	754	430	81		1,103

Included in current liabilities:

Reserves related to restructuring	—	6,800	2,494		4,306

(1)	Included in these deductions were costs of $751,000 charged against the reserve and the reversal of $1,998,000 of the restructuring charges for the year ended December 31, 1998. See Note 7 of the Notes to Consolidated Financial Statements.

S-2

EXHIBIT INDEX

Exhibit
Number	Description

3.1$	Amended and Restated Certificate of Incorporation of the Company.
3.1.1@	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
10.1*	1994 Stock Option Plan.
10.2*	1997 Omnibus Stock Plan, as amended.
10.3*	Amended and Restated 1997 Directors’ Stock Option Plan.
10.4!!	2000 Stock Incentive Plan, as amended.
10.5*†	Reseller/ Integration Agreement, dated August 29, 1997, by and between the Company and MCI Telecommunications Corporation.
10.5.1$$$††	Second Amendment, dated November 4, 1998, to the Reseller/ Integration Agreement between the Company and MCI Telecommunications Corporation (relating to Exhibit 10.5).
10.7*†	General Agreement for the Procurement of Equipment, Services and Supplies between the Company and AT&T Corp.
10.8*	Lease Agreement, dated December 12, 1996, by and between the Company and The Equitable Life Assurance Society of The United States.
10.8.1*	Lease Amendment, dated September 2, 1997, by and between the Company and The Equitable Life Assurance Society of The United States (relating to Exhibit 10.8).
10.8.2$$$	Second Lease Amendment, dated February 8, 1999, by and between the Company and TA/ Western, LLC, successor to The Equitable Life Assurance Society of The United States (relating to Exhibit 10.8).
10.8.3***	Third Lease Amendment, dated January 10, 2000, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8).
10.8.4!!	Fourth Lease Amendment, dated May 17, 2000, by and between the Company and TA/ Western LLC (relating to Exhibit 10.8).
10.9***	Sublease, dated October 1, 1999, between the Company and Micron Technology, Inc.
10.10*	Employment Agreement, dated December 15, 1994, by and between the Company and Scott E. Stouffer, as amended.
10.11!!	Lease Agreement, dated April 7, 2000, by and between Visual Networks, Inc. and TA/ Western, LLC.
10.12*	Terms of Employment, dated June 11, 1997, by and between the Company and Peter J. Minihane, as amended.
10.17**	Net2Net 1994 Stock Option Plan.
10.20$$	1999 Employee Stock Purchase Plan.
10.22%%	Inverse Network Technology 1996 Stock Option Plan.
10.23@	Merger Agreement, dated February 7, 2000, by and among the Company, Visual Acquisitions Three, Inc. and Avesta Technologies, Inc.
10.23.1!!	Avesta Technologies, Inc. 1996 Stock Option Plan.
10.24	Loan and Security Agreement, dated February 28, 2001, by and between Silicon Valley Bank and the Company.
10.25	Accounts Receivable Financing Agreement, dated February 28, 2001, by and between Silicon Valley Bank and the Company.
10.26	Intellectual Property Security Agreement, dated February 28, 2001, by and between Silicon Valley Bank and the Company.
10.27††	Master Purchase of Equipment and Services Agreement, dated May 22, 2000, between the Company and Sprint/ United Management Company.
16.1*	Letter regarding change in certified accountants.
16.2@	Letter regarding change in certified accountants.

Exhibit
Number	Description

21.1	List of subsidiaries of the Company.
23.1	Consent of Arthur Andersen LLP.
24.1	Powers of Attorney (included in signature pages).

*	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-41517.
**	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, No. 333-53153.
***	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
%	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, No. 333-90105.
%%	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, No. 333-88719.
@	Incorporated herein by reference to the Company’s Registration Statement on Form S-4, No. 333-33946.
$	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1999.
$$	Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed April 30, 1999.
$$$	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
†	Portions of these Exhibits were omitted and have been filed separately with the Secretary of the SEC pursuant to the Company’s Applications Requesting Confidential Treatment under Rule 406 of the Act, filed on December 22, 1997, January 28, 1998 and February 4, 1998.
††	Portions of these Exhibits were omitted and have been filed separately with the Secretary of the SEC pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 of the Exchange Act of 1934.
!!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000.