Form 10-Q
period 2001-03-31
VISUAL NETWORKS INC
filed 2001-05-15
CIK 1000495

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-0001

FORM 10-Q

(MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes   No

      The number of outstanding shares of the Registrant’s Common Stock, par value $.01 per share, as of May 11, 2001 was 33,444,006 shares, including 2,000,000 shares held in escrow.

VISUAL NETWORKS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED
MARCH 31, 2001

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets — March 31, 2001 and December 31, 2000	3

Consolidated Statements of Operations — Three months ended March 31, 2001 and 2000	4

Consolidated Statements of Cash Flows — Three months ended March 31, 2001 and 2000	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Qualitative and Quantitative Disclosure about Market Risk	17
PART II. OTHER INFORMATION

Items 1 – 6	18

Signatures	21

PART I:  FINANCIAL INFORMATION

Item  1:  Financial Statements

VISUAL NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$7,011	$17,369

Short-term investments	8,863	3,700

Accounts receivable, net of allowance of $1,087 and $1,103, respectively	4,409	4,222

Inventory	13,990	13,474

Other current assets	3,802	3,089

Total current assets	38,075	41,854

Property and equipment, net	9,458	10,738

Intangible assets, net	8,037	8,510

Other assets	4,369	9,562

Total assets	$59,939	$70,664

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$22,540	$27,912

Customer deposit	2,501	—

Deferred revenue	15,243	15,818

Current portion of long-term debt	697	606

Total current liabilities	40,981	44,336

Long-term debt, net of current portion	461	243

Total liabilities	41,442	44,579

Stockholders’ equity:

Common stock, $.01 par value, 50,000,000 shares authorized, 31,397,403 and 31,296,383 shares issued and outstanding as of March 31, 2001 and December 31, 2000, respectively	314	313

Additional paid-in capital	472,923	473,108

Deferred compensation	(135)	(402)

Accumulated other comprehensive income	7	11

Accumulated deficit	(454,612)	(446,945)

Total stockholders’ equity	18,497	26,085

Total liabilities and stockholders’ equity	$59,939	$70,664

See accompanying notes to consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	For the three months
	ended March 31,

	2001	2000

Revenue	$17,386	$30,494

Cost of revenue	6,962	9,295

Gross profit	10,424	21,199

Operating expenses:

Research and development	5,783	5,057

Sales and marketing	9,450	6,977

General and administrative	2,672	2,251

Amortization of acquired intangibles	473	—

Total operating expenses	18,378	14,285

Income (loss) from operations	(7,954)	6,914

Interest income, net	287	677

Income (loss) before income taxes	(7,667)	7,591

Income taxes	—	(2,050)

Net income (loss)	$(7,667)	$5,541

Basic income (loss) per share	$(0.24)	$0.22

Diluted income (loss) per share	$(0.24)	$0.20

Basic weighted average shares outstanding	31,381	24,940

Diluted weighted average shares outstanding	31,381	27,544

See accompanying notes to consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	For the three months
	ended March 31,

	2001	2000

Cash flows from operating activities:

Net income (loss)	$(7,667)	$5,541

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	1,838	1,144

Changes in assets and liabilities:

Accounts receivable	(187)	(1,472)

Inventory	(516)	278

Other assets	(520)	58

Accounts payable and accrued expenses	(5,372)	317

Customer deposits	2,501	—

Deferred revenue	(575)	(378)

Net cash provided by (used in) operating activities	(10,498)	5,488

Cash flows from investing activities:

Net purchases of short-term investments	(163)	—

Expenditures for property and equipment	(69)	(2,598)

Net cash used in investing activities	(232)	(2,598)

Cash flows from financing activities:

Exercise of stock options	59	2,046

Net borrowings (repayments) under credit agreements	451	(22)

Principal payments on capital lease obligations	(142)	(104)

Net cash provided by financing activities	368	1,920

Effect of exchange rate changes	4	—

Net increase (decrease) in cash and cash equivalents	(10,358)	4,810

Cash and cash equivalents, beginning of period	17,369	54,629

Cash and cash equivalents, end of period	$7,011	$59,439

Supplemental cash flow information:

Cash paid for interest	$20	$23

See accompanying notes to consolidated financial statements.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001
(Unaudited)

1.  Nature of Operations and Summary of Significant Accounting Policies:

      Visual Networks, Inc. (“Visual” or the “Company”) designs, manufactures, sells and supports comprehensive service management systems for providers and users of new world connectivity services and out-sourced Web services.

Risks and Other Important Factors

      The Company incurred a net loss of $7.7 million for the three months ended March 31, 2001 following a net loss of $415.5 million for the year ended December 31, 2000. The deterioration of the operating results in 2000 was due, in part, to decreased revenue and increased operating expenses. In the fourth quarter of 2000, the Company announced a plan to realign its product portfolio, streamline its operations and devote resources to the markets and products that the Company believes have the greatest opportunity for growth. The Company’s ability to generate operating income in the future is, in large part, dependent on its success in increasing revenue and reducing operating expenses. Due to market conditions, competitive pressures and other factors beyond its control, there can be no assurances that the Company will be able to adequately increase revenue in the future. The Company also believes that its plans will result in a reduction in operating expenses that, when combined with the anticipated revenue growth, will result in a return to profitability. In the event that the anticipated cost reductions are not realized or revenue does not increase, the Company may be required to further reduce its cost structure. There can be no assurance that the Company will become profitable.

      The success of the Company is also dependent on its ability to generate adequate cash for operating and capital needs. The Company is relying on its existing cash and cash equivalents, investments and credit facility together with future sales and the collection of the related accounts receivable to meet its future cash requirements. If cash provided by these sources is not sufficient to fund future operations and capital requirements, the Company will be required to seek additional capital through other means, which may include the sale of assets, the sale of equity securities or additional borrowings. There can be no assurance that additional capital will be available, or available on terms that are reasonable or acceptable to the Company.

      The Company’s operations are subject to certain other risks and uncertainties, including among others, successful incorporation of the Company’s products into service provider company infrastructure, long sale cycles, dependence on significant customers, rapidly changing technology, current and potential competitors with greater financial, technological, product and marketing resources, dependence on sole and limited source suppliers, dependence on key management personnel, ability to recruit and retain employees, defense against pending litigation, limited protection of intellectual property and proprietary rights, integration of acquisitions, uncertainty of future profitability and possible fluctuation in financial results.

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

      These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, included in the Company’s Annual Report

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on Form 10-K for the year ended December 31, 2000. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring which are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for the entire year ending December 31, 2001.

      On May 24, 2000, Visual acquired Avesta Technologies, Inc. (“Avesta”) in a merger transaction accounted for using the purchase method of accounting. Avesta was a provider of fault management and application performance monitoring software systems to e-business customers. The results of operations have been included in the accompanying consolidated statements of operations from the date of acquisition.

Principles of Consolidation

      The consolidated financial statements include the accounts of Visual and its wholly owned subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation.

Investments

      Investments in marketable securities are classified as available-for-sale and are reported at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The fair values are based on quoted market prices. Unrealized gains and losses on marketable securities are reported as a separate component of comprehensive income, if significant. As of March 31, 2001, the Company held short-term investments in U.S. Treasury obligations that mature within one year. The Company also held a $5.0 million certificate of deposit that matures on March 31, 2002. As of March 31, 2001, unrealized gains and losses were not material.

      The Company has an investment in an entity in which the Company has less than a majority ownership interest but over which the Company can exercise significant influence. The Company uses the equity method to account for this investment and its carrying value of $657,000 as of March 31, 2001 is included in other assets in the accompanying balance sheets. Under the equity method, investments originally recorded at cost are adjusted to recognize the Company’s share of net earnings or losses of the affiliates as they occur, rather than as dividends or other distributions are received, limited to the extent of the Company’s investment in, advances to and guarantees for the investment entity. The Company also has an investment in an entity in which the Company exercises no control or significant influence. Such investment is accounted for under the cost method and its carrying value of approximately $3.7 million is included in other assets in the accompanying balance sheets. The Company periodically reviews its investments for permanent impairments.

Inventory

      Inventory is stated at the lower of cost or market. Inventory consists of the following (unaudited, in thousands):

	March 31,	December 31,
	2001	2000

Raw materials	$4,173	$4,301

Work-in-progress	274	151

Finished goods	9,543	9,022

Total	$13,990	$13,474

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

      Intangible assets consist of identifiable intangibles related to the acquisition of Avesta (see Note 3). Such intangibles are amortized using the straight-line method over the following estimated useful lives. Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2001	2000	Useful Life

Assembled workforce	$201	$224	3 years

Trademarks/tradenames	1,022	1,064	7 years

Completed technology	6,814	7,222	5 years

Total	$8,037	$8,510

Long-Lived Assets

      The Company reviews it long-lived assets, including property and equipment, identifiable intangibles, and goodwill whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If future estimated undiscounted net cash flows are more likely than not to be less than the carrying amount of the long-lived asses, then such assets are written down to their fair value. The Company recorded an impairment charge of $328.8 million in the fourth quarter of 2000 against long-lived assets (see Note 3). The Company’s estimates of anticipated revenues and profits and the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future. As a result, the carrying amount of long-lived assets, including intangibles, could be reduced materially in the future.

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

      The Company adopted the American Institute of Certified Public Accountants (the “AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” in 1998. In 1999, the Company adopted SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” which amends SOP 98-4, “Deferral of Effective Date of a Provision of SOP 97-2,” to provide additional guidance regarding the accounting for multiple-element software sales. The Company recognizes software revenue in accordance with these SOPs.

      The Company has agreements with certain resellers that provide price protection in the event that more favorable prices and terms are granted to any other customer. Reserves for estimated price protection credits

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are established by the Company concurrently with the recognition of revenue. The Company monitors the factors that influence the pricing of its products and reseller inventory levels and makes adjustments to these reserves when management believes that actual price protection credits may differ from established estimates.

Credit Risk and Significant Customers

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. The Company primarily sells its products to large telecommunications companies,and Internet service providers primarily in the United States. The Company grants credit terms without collateral to its customers and has not experienced any significant credit related losses. Accounts receivable include allowances to record receivables at their estimated net realizable value. For the three months ended March 31, 2001, three customers individually represented 27%, 17% and 11% of revenue, respectively. For the three months ended March 31, 2000, two customers individually represented 33% and 19% of revenue, respectively. As of March 31, 2001, two customers individually represented 18% and 12% of accounts receivable, respectively.

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

Foreign Currency and International Operations

      The functional currencies of certain of the Company’s subsidiaries are the respective local currencies. The financial statements of these subsidiaries are translated to U.S. dollars using period-end rates for assets and liabilities and average rates during the relevant period for revenues and expenses. Translation gains and losses are accumulated as a component of other comprehensive loss in stockholders’ equity. Such gains and loses have not been material.

Comprehensive Income (Loss)

      The Company reports comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes rules for the reporting and presentation of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments and the unrealized gains and losses on marketable securities, net of tax, to be included in other comprehensive income (loss). Because the Company has not had any significant components of other comprehensive income (loss), the reported net income (loss) does not differ materially from comprehensive income (loss) for the three months ended March 31, 2001 and 2000.

Basic and Diluted Earnings (Loss) Per Share

      SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options and warrants to purchase 2,806,796 shares of common stock that were outstanding at March 31, 2001, were not included in the computations of diluted loss per share for the three ended March 31, 2001 as their effect would be anti-dilutive.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following details the computation of the earnings (loss) per share (unaudited, in thousands except per share data):

	For the three
	months ended
	March 31,

	2001	2000

Net income (loss)	$(7,667)	$5,541

Weighted average share calculation:

Basic weighted average shares outstanding:	31,381	24,940
Average number of shares of common stock outstanding during the period

Diluted weighted average shares outstanding:

Treasury stock effect of options and warrants	—	2,604

Diluted weighted average shares outstanding	31,381	27,544

Income per common share:

Basic income (loss) per share	$(0.24)	$0.22

Diluted income (loss) per share	$(0.24)	$0.20

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards requiring every derivative instrument to be reported on the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133 for the fiscal year beginning January 1, 2001 and there was no material effect on the Company’s financial position or results of operations.

2.  Credit Agreements:

      The Company has a credit facility, as amended, that includes an asset-based arrangement providing for borrowings up to the lesser of $10.0 million or 80% of eligible accounts receivable (as defined in the credit facility) with a maximum of $5.0 million available for issuing standby letters of credit, provided that the Company either maintains a minimum of $10.0 million cash on deposit with the bank, secures with cash any outstanding letters of credit, or treats any unsecured letters of credit as borrowings. In December 2000, the Company’s bank issued a standby letter of credit that expires on March 31, 2002 in the amount of $5.0 million with the Company satisfying the minimum deposit requirement. This credit facility also includes an equipment financing facility. The credit facility matures on February 28, 2002, and borrowings under the credit facility bear interest at prime plus 2%. Borrowings under the equipment financing facility cannot be made after March 31, 2001, and are repayable over 36 months and bear interest at prime plus 2%. The credit facility contains restrictive financial covenants, including, but not limited to, requirements related to liquidity and operating results as well as restrictions related to other borrowings, acquisitions, dispositions of assets, distributions and investments. The credit facility also provides for certain administrative and facility fees. As of March 31, 2001, the Company borrowed approximately $451,000 under the equipment financing facility which is repayable over 36 months.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Avesta Acquisition:

      The acquisition of Avesta was completed on May 24, 2000 and has been accounted for as a purchase business combination. At closing, all of the outstanding preferred and common stock of Avesta was exchanged for shares of Visual common stock. In addition, the outstanding stock options and warrants of Avesta were converted into options and warrants to purchase and shares of Visual common stock.

      The aggregate purchase price was determined as follows (in thousands):

Fair value of common stock	$316,780

Fair value of options and warrants	62,067

Transaction costs and other	16,411

Total	$395,258

      The merger resulted in an allocation of purchase price to the net tangible and intangible assets of Avesta, as well as a write-off of the portion of the purchase price allocated to in-process technology. Visual allocated the purchase price based upon the fair values of the assets and the liabilities acquired.

      The purchase price has been allocated as follows (in thousands):

Completed technology	$129,000

In-process technology	39,000

Assembled workforce	4,000

Trademarks/tradenames	19,000

Goodwill	238,723

Net liabilities assumed	(407)

Deferred tax liability	(34,058)

Total	$395,258

      In connection with the Avesta acquisition, the Company recorded approximately $900,000 in liabilities as the cost of closing a redundant facility and terminating certain employees. The accrual consisted primarily of severance and other employee termination costs. These activities resulted in the termination of approximately 20 employees in connection with a facility closure, the elimination of duplicate positions and the consolidation of certain operations. During the three months ended March 31, 2001, the Company charged approximately $29,000 against the accrual for the amounts paid. The remaining accrual as of March 31, 2001 of approximately $65,000 primarily relates to severance costs, substantially all of which are expected to be paid in 2001.

      The pro forma information presented below (unaudited, in thousands, except per share data) reflects the Avesta acquisition as if it occurred on January 1, 2000. These results are not necessarily indicative of future operating results or what would have occurred had the acquisition been consummated on that date.

Three Months Ended
March 31, 2000

Pro forma net revenues	$33,189

Pro forma net loss	$(16,765)

Pro forma basic and diluted loss per share	$(0.55)

      During the fourth quarter of 2000, management performed an evaluation of the recoverability of its long-lived assets, including those related to the Avesta acquisition, in accordance with SFAS No. 121. Based upon this evaluation, the Company concluded that the remaining values of the goodwill and other intangible assets

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the Avesta acquisition were impaired. As a result, the Company recorded an impairment charge of $328.8 million in the fourth quarter of 2000. This charge included $203.2 million related to goodwill, which represented the entire remaining unamortized balance, and $125.6 million related to the other acquired intangibles including the completed technology, assembled workforce and trademarks. The fair values of the remaining Avesta long-lived assets were determined based upon the estimated discounted cash flows to be derived from Avesta operations.

4.  Revenue by Product:

	March 31,	March 31,
	2001	2000

Visual UpTime and Cell Tracer	$13,134	$25,180

Visual IP Insight	1,096	4,113

Visual Internet Benchmark	1,389	1,201

Visual Trinity and eWatcher	1,767	—

Total	$17,386	$30,494

5.  Commitments and Contingencies:

Litigation

      In July, August and September 2000, several purported class action complaints were filed against the Company and certain of the Company’s executives. The complaints alleges that between February 7, 2000 and August 23, 2000, the defendants made false and misleading statements which had the effect of inflating the market price of the Company’s stock, in violation of Sections 10(b) and 20 (a) of the Securities Exchange Act of 1934. The complaints do not specify the amount of damages sought. The Company believes that the plaintiffs’ claims are without merit and intends to defend against these allegations vigorously. The Company expects that a substantial portion of the legal costs that it might incur related to this matter will be paid by its directors’ and officers’ insurance policy. The Company cannot presently determine the ultimate outcome of this action. A negative outcome could have a material adverse effect on the Company’s financial position or results of operations. Failure to prevail in the litigation could result in, among other things, the payment of substantial monetary or punitive damages.

      In October 1997, a lawsuit was filed against Avesta and one of its employees alleging infringement of two patents, unfair competition, breach of contract and interference with contractual relations resulting in unjust enrichment. Avesta answered the complaint, denying all allegations, and also asserted counterclaims against the plaintiff for patent misuse, unfair competition and interference with business and patent invalidity. The plaintiff has since dropped one of the patents from the lawsuit and certain of Avesta’s counterclaims have been dismissed. Avesta’s counterclaims currently seek a declaratory judgement (i) that its products do not infringe the plaintiff’s patents; (ii) that the remaining patent is invalid; and (iii) that the remaining patent is unenforceable. The Company intends to vigorously defend itself in this matter and management believes that the plaintiff’s claims are without merit. The Company cannot presently determine the ultimate outcome of this action. Both parties have filed motions for partial summary judgement that have been denied. A negative outcome could have a material adverse effect on the financial position or results of operations of the Company. Failure to prevail in the litigation could result in one or more of the following: (i) the payment of substantial monetary and punitive damages; (ii) the reimbursement of the plaintiff’s legal costs; (iii) the requirement to stop selling one of our major products in its current form; (iv) the redesign of that product; (v) the requirement to license certain technology from the plaintiff, which could include significant royalty payments; and (vi) the indemnification of certain customers against the losses they may incur due to the alleged infringement. In addition, the Company has incurred and may continue to incur significant legal costs related to this legislation.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      From our incorporation in August 1993 through December 1996, our principal objective was to secure sufficient equity financing to enable us to accelerate product development efforts of Visual UpTime for Frame Relay deployment and to develop sales and marketing functions and general and administrative infrastructure. Visual UpTime was first shipped in mid-1995. We began generating significant revenue from sales of Visual UpTime during 1996. In August 1996, we entered into a master reseller agreement with Sprint, resulting in our products being sold through Sprint to subscribers. In October 1997, we entered into a similar master reseller agreement with MCI, which also resulted in our shipping of products through MCI to subscribers. In December 1997, we entered into an agreement with AT&T, which provides for the sale of our products to AT&T for deployment as part of AT&T’s infrastructure. During 1998, 1999 and 2000, we continued to focus on selling Visual UpTime, and added the following products to our product portfolio as a result of a series of acquisitions – the Cell Tracer product in 1998; Visual IP Insight and Visual Internet Benchmark, in 1999; and the Avesta products, Visual Trinity and Visual eWatcher, in 2000.

      On May 15, 1998, we acquired Net2Net Corporation (“Net2Net”) in a merger accounted for as a pooling of interests. On September 30, 1999, we acquired Inverse Network Technology (“Inverse”) in a merger accounted for as a pooling of interests. On May 24, 2000, we acquired Avesta in a merger accounted for using the purchase method of accounting. We realize revenue from sales of hardware, software, benchmark services, professional services and technical support. We generally recognize revenue from the sale or license of our products upon delivery of the product and passage of title to the customer. Where the agreements provide for evaluation or customer acceptance, we recognize revenue upon the completion of the evaluation process and acceptance of the product by the customer. Maintenance contracts call for us to provide technical support and software updates to customers. We recognize maintenance revenue, including maintenance revenue that is bundled with product sales, ratably over the lengths of the maintenance contracts, which currently range from one to five years. Revenue recognized from multiple-element software arrangements is allocated to each element of the arrangement based on the relative fair values of the elements. The fair values of professional services, technical support and training have been determined based on the Company’s specific objective evidence of fair value. Revenue from services is recognized when the services are performed. Subscription fees for our benchmark reports are deferred and recognized upon delivery of the reports. We currently contract with third party subcontract manufacturers for most of the assembly, testing and shipping of our products. We anticipate maintaining a portion of our internal manufacturing function for the foreseeable future at our Rockville, Maryland facility.

      Our revenues decreased from 1999 to 2000 while our operating expenses increased resulting in significant losses from operations. With the acquisition of Avesta in May 2000 we allowed our business strategy to become less focused, which increased the complexity of our business and adversely affected our results of operations. In an attempt to refocus our efforts, we announced a plan in the fourth quarter of 2000 to realign our product portfolio, streamline our operations and devote resources to the markets and products that offer us the greatest growth opportunities.

      In connection with this plan, we recorded a restructuring charge of $7.0 million in the fourth quarter of 2000. The failure to successfully implement our plan would have a material adverse effect on our business, financial condition and results of operations. We anticipate that our plan will be fully executed by the end of 2001.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of Operations for the Three Months Ended March 31, 2001 Compared with the Three Months Ended March 31, 2000

      Revenue. We recognized $17.4 million in revenue for the three months ended March 31, 2001, a 43.0% decrease over revenue of $30.5 million for the three months ended March 31, 2000. Revenue for the three months ended March 31, 2001 and 2000 was comprised of the following (in thousands):

	March 31,	March 31,
	2001	2000

Visual UpTime and Cell Tracer	$13,134	$25,180

Visual IP Insight	1,096	4,113

Visual Internet Benchmark	1,389	1,201

Visual Trinity and eWatcher	1,767	—

Total	$17,386	$30,494

      The overall decrease in revenue was primarily due to a decrease in Visual Uptime revenue of $12.0 million, primarily from service providers and the decrease in Visual IP Insight revenue of $3.0 million offset by the effect of the acquisition of the Visual Trinity and Visual eWatcher products. The decrease in sales of Visual Uptime was primarily attributable to a change in purchasing behavior of two major customers. Sales to service providers accounted for approximately 83% and 71% of revenue for the three months ended March 31, 2001 and 2000, respectively.

      Gross Profit. Cost of revenue consists of subcontracting costs, component parts, direct compensation costs, communication costs, warranty and other contractual obligations, royalties, license fees and other overhead expenses related to our manufacturing operations and to supporting our software products and benchmark services. Gross profit was $10.4 million for the three months ended March 31, 2001, as compared to $21.2 million for the three months ended March 31, 2000, a decrease of $10.8 million. Gross margin was 60.0% of revenue for the three months ended March 31, 2001, as compared to 69.5% of revenue for the three months ended March 31, 2000. The decrease in gross margin percentage was due primarily to higher fixed product support and manufacturing costs supporting a lower revenue base and the decrease in the higher margin software sales of Visual IP Insight, offset in part, by the addition of higher margin software sales of the Visual Trinity and Visual eWatcher products. Our future gross margins may be adversely affected by a number of factors, including product mix, the proportion of sales to providers, competitive pricing, manufacturing volumes and an increase in component part costs.

      Research and Development Expense. Research and development expense consists of compensation for research and development staff, depreciation of test and development equipment, certain software development costs and costs of prototype materials. Research and development expense was $5.8 million for the three months ended March 31, 2001, as compared to $5.1 million for the three months ended March 31, 2000, an increase of $0.7 million. The increase in research and development expense was due primarily to the addition of Avesta research and development staff and costs, increased staffing levels and related support costs, and purchases of materials and services used in the development of new or enhanced products. Research and development expense was 33.3% and 16.6% of revenue for the three months ended March 31, 2001 and 2000, respectively. We expect that research and development expenditures may increase in absolute dollars and may decrease as a percentage of revenue, during the remainder of 2001. The increase in absolute dollars will support continued development of new or enhanced products and the exploration of new or complementary technologies.

      Sales and Marketing Expense. Sales and marketing expense consists of compensation for the sales and marketing staff, commissions, pre-sales support, travel and entertainment, trade shows and other marketing programs. Sales and marketing expense was $9.5 million for the three months ended March 31, 2001, as

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compared to $7.0 million for the three months ended March 31, 2000, an increase of $2.5 million. The increase in sales and marketing expense was due primarily to the addition of the costs of Avesta sales and marketing staff and programs and continued growth in staffing, commissions, and marketing programs. Sales and marketing expense was 54.4% and 22.9% of revenue for the three months ended March 31, 2001 and 2000, respectively. We expect that sales and marketing expenditures may increase in absolute dollars, and may decrease as a percentage of revenue, during the remainder of 2001. This increase in absolute dollars is expected to be incurred to add personnel to our existing sales force and for promotional expenditures to allow us to increase our market penetration and to pursue market opportunities.

      General and Administrative Expense. General and administrative expense consists of finance, administration and general management activities. General and administrative expense was $2.7 million for the three months ended March 31, 2001, as compared to $2.3 million for the three months ended March 31, 2000, an increase of $0.4 million. The increase in general and administrative expense was due to the addition of Avesta staff and increased staffing, professional services and corporate facilities and network infrastructure costs. General and administrative expense was 15.4% and 7.4% of revenue for the three months ended March 31, 2001 and 2000, respectively. We expect that general and administrative expenditures may increase in absolute dollars and may decrease as a percentage of revenue, during the remainder of 2001. The increase in absolute dollars is expected to be required for the expansion of our administrative staff and internal systems to support expanding operations.

      Amortization of Acquired Intangibles. The Company recorded $473,000 in amortization of intangibles related to the acquisition of Avesta during the three months ended March 31, 2001.

      Interest Income, Net. Interest income, net, for the three months ended March 31, 2001, was approximately $0.3 million as compared to $0.7 million for the three months ended March 31, 2000, a decrease of $0.4 million. The decrease was primarily due to decreased cash and investment balances.

      Income Taxes. There was no income tax benefit for the three months ended March 31, 2001 due to increases in the valuation allowance. The provision for income taxes for the three months ended March 31, 2000, was $2.1 million, which represents an effective tax rate of approximately 27%.

      Net Loss. Net loss for the three months ended March 31, 2001, was $7.7 million as compared to net income of $5.5 million for the three months ended March 31, 2000, an increase of $13.2 million. This increase was due primarily to a decrease in revenue and gross profit, increased operating expenses and the amortization of intangible assets.

Liquidity and Capital Resources

      At March 31, 2001, our combined balance of cash and cash equivalents and investments was $15.9 million as compared to $26.1 million as of December 31, 2000, a decrease of $10.2 million. This decrease is primarily attributable to cash used in operations, including the payment of certain restructuring charges. We require substantial working capital to fund our core business, particularly to finance inventories, accounts receivable, research and development activities and capital expenditures. To date, we have financed our operations and capital expenditures with the proceeds from our initial public offering completed in February 1998 and from our income from operations generated through the first quarter of 2000. We currently anticipate that capital expenditures for 2001 will not exceed $2.0 million. Our future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending to support product development efforts and sales and marketing, the timing of introductions of new products and enhancements to existing products and market acceptance of our products.

      In addition to our cash, cash equivalents and investments, another potential source of liquidity is our bank credit facility. The credit facility, as amended, includes an asset-based arrangement providing for borrowings up to the lesser of $10.0 million or 80% of eligible accounts receivable (as defined in the credit facility) with a

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maximum of $5.0 million available for issuing standby letters of credit, provided that we either maintain a minimum of $10.0 million cash on deposit with the bank, secure with cash any outstanding letters of credit, or treat any unsecured letters of credit as borrowings. In December 2000, our bank issued a standby letter of credit that expires on March 31, 2002 in the amount of $5.0 million with us satisfying the minimum deposit requirement. This credit facility also includes an equipment financing arrangement. The credit facility matures on February 28, 2002 and borrowings under the credit facility bear interest at prime plus 2%. Borrowings under the equipment financing agreement cannot be made after March 31, 2001, are repayable over 36 months and bear interest at prime plus 2%. The bank credit facility contains restrictive financial covenants, including, but not limited to, requirements related to liquidity and operating results as well as restrictions related to other borrowings, acquisitions, dispositions of assets, distributions and investments. The credit facility also provides for certain administrative and facility fees. We borrowed approximately $451,000 under the equipment financing arrangement in March 2001.

      The deterioration of our operating results in 2000, excluding the effects of the non-cash Avesta-related charges and the restructuring charge, was due primarily to decreased revenue and increased operating expenses. In response to the deterioration, we initiated a restructuring plan in the fourth quarter of 2000. Revenue increased to $17.4 million in the first quarter of 2001 from $15.3 million in the fourth quarter of 2000 and the operating expenses, excluding the non-cash Avesta-related charges, decreased from $24.0 million in the fourth quarter of 2000 to $17.9 million in the first quarter of 2001. Our ability to generate operating income in the future is, in large part, dependent upon our success in continuing to increase revenue and reduce operating expenses. While we believe that our restructuring plan will result in a growth in revenue, there can be no assurances that we will be able to adequately increase revenue in the future due to market conditions, competitive pressures and other factors beyond our control. We also believe that our restructuring will result in a reduction in operating expenses that, when combined with the anticipated revenue growth, will result in a return to profitability. In the event that the anticipated cost reductions are not realized or revenue does not increase, we may be required to further reduce our cost structure. There can be no assurance that we will become profitable.

      Our success is also dependent on our ability to generate adequate cash for operating and capital needs. We are relying on our existing cash and cash equivalents, investments and credit facility together with future sales and the collection of the related accounts receivable to meet our future cash requirements. If cash provided by these sources is not sufficient to fund future operations, we will be required to further reduce our expenditures for operations or to seek additional capital through other means that may include the sale of assets, the sale of equity securities or additional borrowings. Although we believe that we have the ability to generate additional cash through such actions, the results of such actions may be dilutive. There can be no assurance that additional capital will be available, or available on terms that are reasonable or acceptable to us. If we are unable to generate additional cash, our business and financial condition would be materially and adversely affected such that we may need to consider other alternatives for the future of the Company.

Factors That May Affect Future Results

      The market for our products is growing rapidly and our business environment is characterized by rapid technological changes, changes in customer requirements and new emerging market segments. Consequently, to compete effectively, we must make frequent new product introductions and enhancements and deploy sales and marketing resources to take advantage of new business opportunities. Our operations are also subject to certain other risks and uncertainties including, among other things, successful implementation of new strategic business initiatives, failure of broadband access services to achieve market penetration, lack of profitability, inability to sustain historical revenue trends, successful incorporation of products into service provider company infrastructure, long sales cycles, dependence on significant customers, rapidly changing technology, current and potential competitors with greater financial, technological, production, and marketing resources, dependence on sole and limited source suppliers, dependence on key management personnel, inability to

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recruit and retain employees, limited protection of intellectual property and proprietary rights, integration of acquisitions, uncertainty of future profitability and possible fluctuations in financial results. Failure to meet any of these challenges could adversely affect future operating results.

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

      The foregoing discussion contains forward-looking information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those sections. Our future results may be impacted by various important factors including, but not limited to, successful implementation of new business strategic initiatives, failure of broadband access services to achieve market penetration, lack of profitability, inability to sustain historical revenue trends, successful incorporation of products into service provider company infrastructure, long sales cycles, dependence on significant customers, rapidly changing technology, current and potential competitors with greater financial, technological, production, and marketing resources, dependence on sole and limited source suppliers, dependence on key management personnel, ability to recruit and retain employees, limited protection of intellectual property and proprietary rights, integration of acquisitions, uncertainty of future profitability and possible fluctuations in financial results, and other risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2000.

Item 3.  Qualitative and Quantitative Disclosure About Market Risk

      There have been no material changes in the market risks faced by the Company or in how those risks are managed since December 31, 2000. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 for a discussion about such market risk.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PART II — OTHER INFORMATION

Item  1.  Legal Proceedings

      In July, August and September 2000, several purported class action complaints were filed against the Company and certain of the Company’s executives. The complaints alleges that between February 7,2000 and August 23, 2000, the defendants made false and misleading statements which had the effect of inflating the market price of the Company’s stock, in violation of Sections  10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints do not specify the amount of damages sought. The Company believes that the plaintiffs’ claims are without merit and intends to defend against these allegations vigorously. The Company expects that a substantial portion of the legal costs that it might incur related to this matter will be paid by its directors’ and officers’ insurance policy. The Company cannot presently determine the ultimate outcome of this action. A negative outcome could have a material adverse effect on the Company’s financial position or results of operations. Failure to prevail in the litigation could result in, among other things, the payment of substantial monetary or punitive damages.

      In October 1997, a lawsuit was filed against Avesta and one of its employees alleging infringement of two patents, unfair competition, breach of contract and interference with contractual relations resulting in unjust enrichment. Avesta answered the complaint, denying all allegations, and also asserted counterclaims against the plaintiff for patent misuse, unfair competition and interference with business and patent invalidity. The plaintiff has since dropped one of the patents from the lawsuit and certain of Avesta’s counterclaims have been dismissed. Avesta’s counterclaims currently seek a declaratory judgement (i) that its products do not infringe the plaintiff’s patents; (ii) that the remaining patent is invalid; and (iii) that the remaining patent is unenforceable. The Company intends to vigorously defend itself in this matter and management believes that the plaintiff’s claims are without merit. The Company cannot presently determine the ultimate outcome of this action. Both parties have filed motions for partial summary judgement that have been denied. A negative outcome could have a material adverse effect on the financial position or results of operations of the Company. Failure to prevail in the litigation could result in one or more of the following: (i) the payment of substantial monetary and punitive damages; (ii) the reimbursement of the plaintiff’s legal costs; (iii) the requirement to stop selling one of our major products in its current form; (iv) the redesign of that product; (v) the requirement to license certain technology from the plaintiff, which could include significant royalty payments; and (vi) the indemnification of certain customers against the losses they may incur due to the alleged infringement. In addition, the Company has incurred and may continue to incur significant legal costs related to this legislation.

Item  2.  Changes in Securities

      None.

Item  3.  Defaults Upon Senior Securities

      None.

Item  4.  Submission of Matters to Vote of Security Holders

      None.

Item  5.  Other Information

      None.

Item  6.  (a) Exhibits

Exhibit
Number		Exhibit Description

3.1	$	Amended and Restated Certificate of Incorporation of the Company.
3.1.1	@	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
3.2	*	Restated By-Laws of the Company.
10.1	*	1994 Stock Option Plan.
10.2	*	1997 Omnibus Stock Plan, as amended.
10.3	*	Amended and Restated 1997 Directors’ Stock Option Plan.
10.4	!!	2000 Stock Incentive Plan, as amended.
10.5	*†	Reseller/Integration Agreement, dated August 29, 1997, by and between the Company and MCI Telecommunications Corporation.
10.5.1	$$$††	Second Amendment, dated November 4, 1998, to the Reseller/Integration Agreement between the Company and MCI Telecommunications Corporation (relating to Exhibit 10.5).
10.6	!	Master Purchase Agreement, dated as of May 22, 2000, between Sprint/United Management Company and the Company.
10.7	*†	General Agreement for the Procurement of Equipment, Services and Supplies, dated November 26, 1997, between the Company and AT&T Corp.
10.8	*	Lease Agreement, dated December 12, 1996, by and between the Company and The Equitable Life Assurance Society of the United States.
10.8.1	*	Lease Amendment, dated September 2, 1997, by and between the Company and The Equitable Life Assurance Society of The United States (related to Exhibit 10.8).
10.8.2	$$$	Second Lease Amendment, dated February 8, 1999, by and between the Company and TA/ Western, LLC, successor to The Equitable Life Assurance Society of The United States (relating to Exhibit 10.8).
10.8.3	***	Third Lease Amendment, dated January 10, 2000, by and between the Company and TA/Western, LLC (relating to Exhibit 10.8).
10.8.4	!!	Fourth Lease Amendment, dated May 17, 2000, by and between the Company and TA/Western, LLC (relating to Exhibit 10.8).
10.9	***	Sublease, dated October 1, 1999, between the Company and Micron Technology, Inc.
10.10	*	Employment Agreement, dated December 15, 1994, by and between the Company and Scott E. Stouffer, as amended.
10.11	!!	Lease Agreement, dated April 7, 2000, by and between Visual Networks, Inc. and TA/Western, LLC.
10.12	*	Terms of Employment, dated June 11, 1997, by and between the Company and Peter J. Minihane, as amended.
10.15%		Loan and Security Agreement, dated April 5, 1999, by and between Silicon Valley Bank and the Company.
10.15.1	!	Second Amendment to Loan and Security Agreement, effective October 5, 2000, by and between Silicon Valley Bank and the Company (relating to Exhibit 10.15).
10.15.2	!	Amended and Restated Revolving Promissory Note issued by the Company on October 5, 2000, to Silicon Valley Bank (relating to Exhibit 10.15).
10.17	**	Net2Net 1994 Stock Option Plan.
10.20	$$	1999 Employee Stock Purchase Plan.
10.21%%		Agreement and Plan of Merger, dated September 15, 1999, by and among the Company, Visual Acquisitions Two, Inc. and Inverse Network Technology.
10.22%%%		Inverse Network Technology 1996 Stock Option Plan.
10.23	@	Merger Agreement, dated February 7, 2000, by and among Visual Networks, Inc., Visual Acquisitions Three, Inc. and Avesta Technologies, Inc.
10.23.1	!!	Avesta Technologies 1996 Stock Option Plan.

Exhibit
Number		Exhibit Description

16.2	@	Letter regarding change in certified accountants.
21.1	!!	List of subsidiaries of the Company.

*	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-41517.
**	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, No. 333-53153.
***	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
%	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, No. 333-90105.
%%	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 8, 1999.
%%%	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, No. 333-88719.
@	Incorporated herein by reference to the Company’s Registration Statement on Form S-4, No. 333-33946.
$	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1999.
$$	Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed April 30, 1999.
$$$	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
†	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application Requesting Confidential Treatment under Rule 406 of the Securities Act, filed on December 22, 1997, January 28, 1998 and February 4, 1998.
††	Portion’s of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act.
!	To be filed by amendment.
!!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000.

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

May 15, 2001