Form 10-Q
period 2001-06-30
VISUAL NETWORKS INC
filed 2001-08-14
CIK 1000495

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-0001

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-23699

VISUAL NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1837515 (I.R.S. Employer Identification No.)

2092 Gaither Road, Rockville, MD (Address of principal executive offices)	20850-4013 (Zip code)

Registrant’s telephone number, including area code:  (301) 296-2300

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes  ☒      No  ☐

      The number of outstanding shares of the Registrant’s Common Stock, par value $.01 per share, as of August 10, 2001 was 31,575,928 shares.

VISUAL NETWORKS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED
JUNE 30, 2001

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets — June 30, 2001 and December 31, 2000.	3

Consolidated Statements of Operations — Three and six months ended June 30, 2001 and 2000.	4

Consolidated Statements of Cash Flows — Six months ended June 30, 2001 and 2000.	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Qualitative and Quantitative Disclosure about Market Risk	20
PART II. OTHER INFORMATION

Items 1 – 6	21

Signatures	26

PART I:  FINANCIAL INFORMATION

Item  1:  Financial Statements

VISUAL NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$6,518	$17,369

Short-term investments	5,578	3,700

Accounts receivable, net of allowance of $937 and $1,103, respectively	5,912	7,615

Inventory	9,897	13,474

Other current assets	2,642	3,089

Total current assets	30,547	45,247

Property and equipment, net	7,851	10,738

Intangible assets, net	211	8,510

Other assets	3,713	9,562

Total assets	$42,322	$74,057

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$19,907	$29,354

Customer deposit	1,664	—

Deferred revenue	14,012	17,769

Current portion of long-term debt	682	606

Total current liabilities	36,265	47,729

Long-term debt, net of current portion	312	243

Total liabilities	36,577	47,972

Stockholders’ equity:

Common stock, $.01 par value, 50,000,000 shares authorized, 31,513,993 and 31,296,383 shares issued and outstanding as of June 30, 2001 and December 31, 2000, respectively	315	313

Additional paid-in capital	472,476	473,108

Deferred compensation	(111)	(402)

Accumulated other comprehensive income	7	11

Accumulated deficit	(466,942)	(446,945)

Total stockholders’ equity	5,745	26,085

Total liabilities and stockholders’ equity	$42,322	$74,057

See accompanying notes to consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,

	2001	2000	2001	2000

Revenue	$20,329	$28,644	$37,715	$59,138

Cost of revenue	9,301	9,490	16,263	18,785

Gross profit	11,028	19,154	21,452	40,353

Operating expenses:

Research and development	5,377	6,251	11,160	11,308

Write-off of purchased research and development	—	39,000	—	39,000

Sales and marketing	9,137	9,280	18,587	16,257

General and administrative	2,346	2,376	5,018	4,627

Restructuring and impairment charges	6,276	—	6,276	—

Amortization of acquired intangibles	319	8,841	792	8,841

Total operating expenses	23,455	65,748	41,833	80,033

Loss from operations	(12,427)	(46,594)	(20,381)	(39,680)

Interest income, net	97	693	384	1,370

Loss before income taxes	(12,330)	(45,901)	(19,997)	(38,310)

Income taxes	—	3,582	—	1,532

Net loss	$(12,330)	$(42,319)	$(19,997)	$(36,778)

Basic and diluted loss per share	$(0.39)	$(1.54)	$(0.64)	$(1.40)

Basic and diluted weighted average shares outstanding	31,514	27,398	31,455	26,189

See accompanying notes to consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	For the six months
	ended June 30,

	2001	2000

Cash flows from operating activities:

Net loss	$(19,997)	$(36,778)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	3,459	11,324

Write-off of purchased research and development	—	39,000

Non-cash restructuring and impairment charges	4,292	—

Deferred taxes	—	(1,532)

Changes in assets and liabilities:

Accounts receivable	1,703	(8,865)

Inventory	3,577	504

Other assets	741	(921)

Accounts payable and accrued expenses	(7,910)	7,188

Customer deposits	1,664	—

Deferred revenue	(1,925)	502

Net cash provided by (used in) operating activities	(14,396)	10,422

Cash flows from investing activities:

Net maturities of short-term investments	3,122	3,662

Expenditures for property and equipment	(328)	(4,611)

Merger-related transaction costs, net of cash acquired	—	(5,039)

Net cash provided by (used in) investing activities	2,794	(5,988)

Cash flows from financing activities:

Exercise of stock options and employee stock purchase plan	602	3,456

Net borrowings (repayments) under credit agreements	451	(1,658)

Principal payments on capital lease obligations	(306)	(219)

Net cash provided by financing activities	747	1,579

Effect of exchange rate changes	4	(4)

Net increase (decrease) in cash and cash equivalents	(10,851)	6,009

Cash and cash equivalents, beginning of period	17,369	54,629

Cash and cash equivalents, end of period	$6,518	$60,638

Supplemental cash flow information:

Cash paid for interest	$46	$81

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock, options and warrants in acquisition	$(990)	$378,847

See accompanying notes to consolidated financial statements.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001
(Unaudited)

1.  Nature of Operations and Summary of Significant Accounting Policies:

      Visual Networks, Inc. (“Visual” or the “Company”) designs, manufactures, sells and supports comprehensive service management systems for providers and users of new world connectivity services and out-sourced Web services.

Risks and Other Important Factors

      The Company incurred a net loss of $20.0 million for the six months ended June 30, 2001 and a net loss of $415.5 million for the year ended December 31, 2000. The net loss for the year ended December 31, 2000 included an impairment charge of $328.8 million for the write-off of goodwill and other intangibles related to the Avesta Technologies, Inc. (“Avesta”) acquisition. The deterioration in the operating results that occurred in 2000 was due, in part, to decreased revenue and increased operating expenses. In response to the trends, the Company announced a plan in the fourth quarter of 2000 to realign its product portfolio, streamline its operations and devote resources to the markets and products that the Company believes have the greatest opportunity for growth. The Company’s revenues increased from fourth quarter 2000 levels during the first and second quarters of 2001. The Company’s operating expenses decreased from 2000 levels during the six months ended June 30, 2001 as a result of the fourth quarter 2000 restructuring. In the second quarter of 2001, the Company announced a plan to discontinue development and sales efforts on the Visual Trinity product and eliminate the related costs. The Company’s ability to generate operating income in the future is, in large part, dependent on its success in increasing revenue and reducing operating expenses. The Company believes that its 2001 plan to discontinue development and sales efforts on the Visual Trinity product and eliminate the related costs will result in further reductions in operating expenses that, when combined with the anticipated revenue growth, will result in a return to profitability. Due to market conditions, competitive pressures and other factors beyond its control, there can be no assurances that the Company will be able to adequately increase revenue in the future. In the event that the anticipated cost reductions are not realized or revenue does not increase, the Company may be required to further reduce its cost structure. There can be no assurance that the Company will become profitable.

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

      The Company’s operations are subject to certain other risks and uncertainties, including among others, successful incorporation of the Company’s products into service provider company infrastructure, long sale cycles, dependence on significant customers, rapidly changing technology, current and potential competitors with greater financial, technological, product and marketing resources, dependence on sole and limited source suppliers, dependence on key management personnel, ability to recruit and retain employees, defense against pending litigation, limited protection of intellectual property and proprietary rights, uncertainty of future profitability and possible fluctuation in financial results.

Financial Statement Presentation

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities, the disclosure of contingent assets and liabilities at the date of statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring which are necessary for a fair presentation of results for the interim periods. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results for the entire year ending December 31, 2001.

      On May 24, 2000, Visual acquired Avesta in a merger transaction accounted for using the purchase method of accounting. Avesta was a provider of fault management and application performance monitoring software systems to e-business customers. The results of operations have been included in the accompanying consolidated statements of operations from the date of acquisition.

Principles of Consolidation

      The consolidated financial statements include the accounts of Visual and its wholly owned subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation.

Investments

      Investments in marketable securities are classified as available-for-sale and are reported at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The fair values are based on quoted market prices. Unrealized gains and losses on marketable securities are reported as a separate component of comprehensive income, if significant. As of June 30, 2001, the Company held short-term investments in U.S. Treasury obligations that mature within one year. The Company also held a $2.5 million certificate of deposit that matures on March 31, 2002. As of June 30, 2001, unrealized gains and losses were not material.

      The Company has an investment in an entity, accounted for using the equity method of accounting, in which the Company has less than a majority ownership interest but over which the Company can exercise significant influence. The Company paid approximately $797,000 for a 30% ownership interest in the entity and recorded the investment, net of the Company’s share of the net losses of the entity, in other assets in the accompanying balance sheet as of December 31, 2000. The entity is a distributor for the Company’s products, primarily the Visual Trinity product. The Company has not had any sales to the entity. As a result of the Company’s announcement to discontinue development and sales efforts on the Visual Trinity product, the Company wrote-off the remaining carrying value of this investment of $656,000 during the three months ended June 30, 2001. The write-off is included in the restructuring charge in the accompanying consolidated statement of operations for the three months ended June 30, 2001. The Company also has an investment in an entity in which the Company exercises no control or significant influence. Such investment is accounted for under the cost method and its carrying value of approximately $3.7 million is included in other assets in the accompanying balance sheets. The Company periodically reviews its investments for permanent impairments.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory

      Inventory is stated at the lower of cost or market. Inventory consists of the following (unaudited, in thousands):

	June 30,	December 31,
	2001	2000

Raw materials	$3,130	$4,301

Work-in-progress	69	151

Finished goods	6,698	9,022

Total	$9,897	$13,474

Intangible Assets

      Intangible assets consist of identifiable intangibles related to the acquisition of Avesta (see Note 3). Intangible assets consist of the following (in thousands) and such intangibles are amortized using the straight-line method over the following estimated useful lives:

	June 30,	December 31,
	2001	2000	Useful Life

Assembled workforce	$—	$224	3 years

Trademarks/ tradenames	53	1,064	7 years

Completed technology	158	7,222	5 years

Total	$211	$8,510

Long-Lived Assets

      The Company reviews it long-lived assets, including property and equipment, identifiable intangibles, and goodwill whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If future estimated undiscounted net cash flows are more likely than not to be less than the carrying amount of the long-lived asses, then such assets are written down to their fair value. The Company recorded impairment charges related to its long-lived assets of $328.8 million in the fourth quarter of 2000 and $3.1 million in the second quarter of 2001 (see Notes 3 and 4). The Company’s estimates of anticipated revenues and profits or the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future. As a result, the carrying amount of long-lived assets, including intangibles, could be reduced materially in the future.

Revenue Recognition

      The Company’s service management products and services include hardware, software, benchmark services, professional services and technical support. The Company generally recognizes revenue from the sale or license of its products upon delivery and passage of title to the customer. Where agreements provide for evaluation or customer acceptance, the Company recognizes revenue upon the completion of the evaluation process and acceptance of the product by the customer. Maintenance contracts require the Company to provide technical support and software updates to customers. The Company recognizes technical support revenue, including maintenance revenue that is bundled with product sales, ratably over the term of the contract period, which generally ranges from one to five years. Revenue recognized from multiple-element software arrangements is allocated to each element of the arrangement based on the relative fair values of the

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

elements. The fair values of professional services, technical support and training have been determined based on the Company’s specific objective evidence of fair value. Revenue from services is recognized when the services are performed. Subscription fees for the Company’s benchmark reports are recognized upon delivery of the reports.

      The Company adopted the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” in 1998. In 1999, the Company adopted SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” which amends SOP 98-4, “Deferral of Effective Date of a Provision of SOP 97-2,” to provide additional guidance regarding the accounting for multiple-element software sales. The Company recognizes software revenue in accordance with these SOPs.

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

Credit Risk and Significant Customers

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. The Company primarily sells its products to large telecommunications companies and Internet service providers primarily in the United States. The Company grants credit terms without collateral to its customers and has not experienced any significant credit related losses. Accounts receivable include allowances to record receivables at their estimated net realizable value. For the six months ended June 30, 2001, three customers individually represented 31%, 14% and 11% of revenue, respectively. For the six months ended June 30, 2000, three customers individually represented 27%, 17% and 10% of revenue, respectively. As of June 30, 2001, four customers individually represented 12%, 16%, 20% and 21% of accounts receivable, respectively.

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

Comprehensive Income (Loss)

      The Company reports comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes rules for the reporting and presentation of comprehensive income (loss) and its components. SFAS No. 130 requires foreign currency translation adjustments and the unrealized gains

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and losses on marketable securities, net of tax, to be included in other comprehensive income (loss). Because the Company has not had any significant components of other comprehensive income (loss), the reported net loss does not differ materially from comprehensive income (loss) for the three and six months ended June 30, 2001 and 2000.

Basic and Diluted Earnings (Loss) Per Share

      SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options and warrants to purchase 8,395,481 shares of common stock that were outstanding at June 30, 2001, were not included in the computations of diluted loss per share for the three and six months ended June 30, 2001 as their effect would be anti-dilutive. Options to purchase 4,537,418 shares of common stock that were outstanding at June 30, 2000, were not included in the computations of diluted loss per share for the three or six months ended June 30, 2000 as their effect would be anti-dilutive.

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

      In June 2001 the FASB approved SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below is carrying value. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

Reclassifications

      Certain prior period amounts have been reclassified to be conform to current period presentation.

2.  Credit Agreements:

      The Company has a credit facility, as amended, that includes an asset-based arrangement providing for borrowings up to the lesser of $10.0 million or 80% of eligible accounts receivable (as defined in the credit facility) with a maximum of $5.0 million available for issuing standby letters of credit, provided that the Company either maintains a minimum of $10.0 million cash on deposit with the bank, secures with cash any outstanding letters of credit, or treats any unsecured letters of credit as borrowings. In December 2000, the Company’s bank issued a standby letter of credit that expires on March 31, 2002 in the amount of $2.5 million, as amended. The Company has secured the letter of credit with a pledge of a certificate of deposit in the amount of $2.5 million. This credit facility also includes an equipment financing facility. The credit

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility matures on February 28, 2002, and borrowings under the credit facility bear interest at prime plus 2%. The credit facility contains restrictive financial covenants, including, but not limited to, requirements related to liquidity and operating results as well as restrictions related to other borrowings, acquisitions, dispositions of assets, distributions and investments. The credit facility also provides for certain administrative and facility fees. In May 2001, modifications to the credit facility were completed that revised the financial convenants and eliminated the Company’s ability to make additional borrowings under the equipment financing arrangement. The Company borrowed approximately $451,000 under the equipment financing facility, all of which is outstanding as of June 30, 2001. The borrowing is repayable over 36 months beginning in July 2001 at an interest rate of 8.5%.

3.  Avesta Acquisition:

      The acquisition of Avesta was completed on May 24, 2000 and has been accounted for as a purchase business combination. At closing, all of the outstanding preferred and common stock of Avesta was exchanged for 5,413,530 shares of Visual common stock. In addition, the outstanding stock options and warrants of Avesta were converted into options and warrants to purchase shares of Visual common stock. During the second quarter of 2001, approximately 134,000 shares of the original merger consideration were returned to the Company in settlement of certain indemnification claims.

      The aggregate purchase price was determined as follows (in thousands):

Fair value of common stock	$315,790

Fair value of options and warrants	62,067

Transaction costs and other	14,874

Total	$392,731

      The merger resulted in an allocation of purchase price to the net tangible and intangible assets of Avesta, as well as a write-off of the portion of the purchase price allocated to in-process technology. Visual allocated the purchase price based upon the fair values of the assets and the liabilities acquired as follows (in thousands):

Completed technology	$125,301

In-process technology	39,000

Assembled workforce	3,885

Trademarks/tradenames	18,455

Goodwill	238,723

Net tangible assets	1,424

Deferred tax liability	(34,058)

Total	$392,731

      In connection with the Avesta acquisition, the Company recorded approximately $854,000 in liabilities as the cost of closing a redundant facility and terminating certain employees. The accrual consisted primarily of severance and other employee termination costs. These activities resulted in the termination of approximately 20 employees in connection with a facility closure, the elimination of duplicate positions and the consolidation of certain operations. During the six months ended June 30, 2001, the Company charged approximately $48,000 against the accrual for the amounts paid.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The pro forma information presented below (unaudited, in thousands, except per share data) reflects the Avesta acquisition as if it occurred on January 1, 2000 but excludes the write-off of purchased research and development of $39.0 million. These results are not necessarily indicative of future operating results or what would have occurred had the acquisition been consummated on that date.

Six Months Ended
June 30, 2000

Pro forma net revenues	$65,653

Pro forma net loss	$(38,644)

Pro forma basic and diluted loss per share	$(1.27)

4.  Restructuring and Impairment Charges:

      In the fourth quarter of 2000, the Company recorded a restructuring charge of approximately $7.0 million in connection with a plan to realign its product portfolio and streamline operations. In the second quarter of 2001, the Company reversed approximately $723,000 of this restructuring charge. The reversal resulted primarily from the lower than estimated costs related to facility closings.

      In May 2001, the Company announced a plan to discontinue development and sales efforts on the Visual Trinity product. As a result, the Company will close its New York facility and has recorded a $3.9 million restructuring charge that consists of approximately $1.4 million in employee termination costs for approximately 50 employees including severance and other benefits, $1.3 million in leases and other contractual obligations, and the write-off of $656,000 in investments (see Note 1) and $487,000 in leasehold improvements and related assets. As of June 30, 2001, $63,000 had been charged against the restructuring accrual. The remaining accrual is expected to be paid substantially in 2001 and 2002.

      In the second quarter of 2000, the Company acquired Avesta in a purchase business combination that resulted in approximately $386.4 million in goodwill and other intangible assets. During the third and fourth quarters of 2000, the Company’s results of operations deteriorated. In response to this deterioration, the Company initiated a restructuring plan in the fourth quarter of 2000. Due to the significance of these developments, management performed an evaluation of the recoverability of its long-lived assets, including those related to the Avesta acquisition, in accordance with SFAS No. 121. Based upon this evaluation, the Company concluded that the remaining values of the goodwill and other intangible assets related to the Avesta acquisition were impaired. As a result, the Company recorded an impairment charge of $328.8 million in the fourth quarter of 2000. In May 2001, the Company announced a decision to discontinue development and sales efforts on the Visual Trinity product As a result of this decision, management performed an evaluation of the recoverability of its long-lived assets, including those related to the Avesta acquisition and concluded that the remaining intangibles were impaired as the Trinity product was the primary product acquired with Avesta. The Company recorded an impairment charge of $3.1 million in the second quarter of 2001 related to the intangibles from the Avesta acquisition. The fair values of the remaining Avesta long-lived assets were determined based upon the estimated discounted cash flows to be derived from Avesta operations.

5.  Revenue by Product:

      In May 2001, the Company announced the release of its final version of the Visual Trinity product. This product was the primary product acquired with Avesta, and the Company does not plan to continue development efforts on the Visual Trinity product. As a result, the Company anticipates that future revenues for the product will consist primarily of technical support revenue, a substantial portion of which is currently in deferred revenue. The Company plans to provide technical support for the Visual Trinity product through September 2002.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In June 2001, the Company announced the sale of its Visual Internet Benchmark product. The Company will recognize revenue from the Visual Internet Benchmark product for existing contracts, under which the Company is still required to perform services. The Company will receive royalty payments from the purchaser on future contracts.

      Revenue consists of the following (unaudited, in thousands):

	Six Months Ended
	June 30,	June 30,
	2001	2000

Visual UpTime	$28,109	$41,319

Visual Cell Tracer	1,329	7,255

Visual IP Insight	2,696	6,292

Visual Internet Benchmark	2,658	2,382

Visual Trinity and eWatcher	2,923	1,890

Total	$37,715	$59,138

6.  Commitments and Contingencies:

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

      In October 1997, a lawsuit was filed against Avesta and one of its employees alleging infringement of two patents, unfair competition, breach of contract and interference with contractual relations resulting in unjust enrichment. Avesta answered the complaint, denying all allegations, and also asserted counterclaims against the plaintiff for patent misuse, unfair competition and interference with business and patent invalidity. Pursuant to an agreement between the parties, on June 13, 2001, the court dismissed the action without prejudice, preserving to the parties the right to refile the action pending future developments of the Visual Trinity product.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      From our incorporation in August 1993 through December 1996, our principal objective was to secure sufficient equity financing to enable us to accelerate product development efforts of Visual UpTime for Frame Relay deployment and to develop sales and marketing functions and general and administrative infrastructure. Visual UpTime was first shipped in mid-1995. We began generating significant revenue from sales of Visual UpTime during 1996. In August 1996, we entered into a master reseller agreement with Sprint, resulting in our products being sold through Sprint to subscribers. In October 1997, we entered into a similar master reseller agreement with WorldCom, which also resulted in our shipping of products through WorldCom to subscribers. In December 1997, we entered into an agreement with AT&T, which provides for the sale of our products to AT&T for deployment as part of AT&T’s infrastructure. During 1998, 1999 and 2000, we continued to focus on selling Visual UpTime, and added the following products to our product portfolio as a result of a series of acquisitions — the Cell Tracer product in 1998; Visual IP Insight and Visual Internet Benchmark, in 1999; and the Avesta products, Visual Trinity and Visual eWatcher, in 2000. During the second quarter of 2001, the Company announced the discontinuation of development efforts and the final version release of the Visual Trinity product and the sale of the Visual Internet Benchmark product.

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

      Our revenues decreased from 1999 to 2000 while our operating expenses increased resulting in significant losses from operations. With the acquisition of Avesta in May 2000 we allowed our business strategy to become less focused, which increased the complexity of our business and adversely affected our results of operations. In an attempt to refocus our efforts, we announced a plan in the fourth quarter of 2000 to realign our product portfolio, streamline our operations and devote resources to the markets and products that offer us the greatest growth opportunities. As a result, our operating results improved in the first and second quarter of 2001. Revenue increased to $20.3 million in the second quarter of 2001 from $17.4 million in the first quarter of 2001 and $15.3 million in the fourth quarter of 2000. Operating expenses, excluding non-cash Avesta related amortization and impairment charges and restructuring charges, decreased from $24.0 million in the fourth quarter of 2000 to $17.9 million in the first quarter of 2001 to $16.9 million in the second quarter of 2001. In May 2001, we decided to discontinue development and sales efforts on the Visual Trinity product. This plan includes the closure of the New York facility and elimination of the related costs. We believe that these actions will further reduce operating expenses.

      In connection with these plans, we recorded a restructuring charge of $7.0 million in the fourth quarter of 2000. We reversed $0.7 million of that charge in the second quarter of 2001 due primarily to lower than estimated costs related to facility closures. We recorded a second restructuring charge of $3.9 million in the second quarter of 2001 as a result of our decision to discontinue development and sales efforts on the Visual Trinity product. The failure to successfully implement our plans would have a material adverse effect on our business, financial condition and results of operations. We anticipate that our plans will be fully executed by the end of 2001.

Results of Operations for the Three Months Ended June 30, 2001 Compared with the Three Months Ended June 30, 2000

      Revenue. We recognized $20.3 million in revenue for the three months ended June 30, 2001, a 29.0% decrease from revenue of $28.6 million for the three months ended June 30, 2000. Revenue for the three months ended June 30, 2001 and 2000 was comprised of the following (in thousands):

	Three Months Ended
	June 30,	June 30,
	2001	2000

Visual UpTime	$15,450	$19,349

Visual Cell Tracer	854	4,045

Visual IP Insight	1,600	2,179

Visual Internet Benchmark	1,269	1,181

Visual Trinity and eWatcher	1,156	1,890

Total	$20,329	$28,644

      The overall decrease in revenue was primarily due to a decrease in Visual Uptime revenue of $3.9 million, primarily from service providers, a decrease in Visual Cell Tracer of $3.2 million, a decrease in Visual IP Insight revenue of $0.6 million and a decrease in Visual Trinity and eWatcher of $0.7 million. The decrease in sales of Visual Uptime and Visual Cell Tracer were primarily attributable to a change in purchasing behavior of our major customers. Sales to service providers accounted for approximately 79% and 67% of revenue for the three months ended June 30, 2001 and 2000, respectively.

      In May 2001, we announced the release of our final version of the Visual Trinity product. This product was the primary product acquired with Avesta, and we do not plan to continue development efforts on the Visual Trinity product. As a result, we anticipate that future revenues for the product will consist primarily of technical support revenue, a substantial portion of which is currently in deferred revenue. We plan to provide technical support for the Visual Trinity product through September 2002.

      In June 2001, we announced the sale of our Visual Internet Benchmark product. We will recognize revenue from the Visual Internet Benchmark product for existing contracts, under which we are still required to perform services. We will receive royalty payments from the purchaser on future contracts.

      Gross Profit. Cost of revenue consists of subcontracting costs, component parts, direct compensation costs, communication costs, warranty and other contractual obligations, royalties, license fees and other overhead expenses related to our manufacturing operations and to supporting our software products and benchmark services. Gross profit was $11.0 million for the three months ended June 30, 2001, as compared to $19.2 million for the three months ended June 30, 2000, a decrease of $8.1 million. Gross margin was 54% of revenue for the three months ended June 30, 2001, as compared to 67% of revenue for the three months ended June 30, 2000. The decrease in gross margin percentage was due primarily to higher fixed product support and manufacturing costs supporting a lower revenue base, a decrease in the higher margin software sales of Visual IP Insight, Visual Trinity and Visual eWatcher and approximately $1.9 million in inventory write-downs. Our future gross margins may be adversely affected by a number of factors, including product mix, the proportion of sales to providers, competitive pricing, manufacturing volumes and an increase in component part costs.

      Research and Development Expense. Research and development expense consists of compensation for research and development staff, depreciation of test and development equipment, certain software development costs and costs of prototype materials. Research and development expense was $5.4 million for the three months ended June 30, 2001, as compared to $6.3 million for the three months ended June 30, 2000, a decrease of $0.9 million. The decrease in research and development expense was due primarily to the workforce reductions, facility closures and other reductions resulting from our fourth quarter 2000 restructur-

ing, offset by the full quarter effect of the Avesta acquisition. Research and development expense was 26.4% and 21.8% of revenue for the three months ended June 30, 2001 and 2000, respectively. We expect that research and development expenditures may remain at current levels or continue to decrease in absolute dollars and may decrease as a percentage of revenue, during the remainder of 2001. The decrease in absolute dollars is primarily expected to result from workforce reductions, facility closures and other reductions resulting from our second quarter 2001 restructuring.

      Write-off of Purchased Research and Development. A write-off of purchased research and development costs of $39.0 million was recorded in the three months ended June 30, 2000. We recorded this expense in connection with the acquisition of Avesta. At the date of acquisition, Avesta had in-process technology which represented research and development projects of Avesta that had not reached technological feasibility and that had no alternative future use in research and development activities or otherwise. Amounts assigned to in-process research and development meeting the above criteria must be charged to expense at the date of consummation of the purchase business combination.

      Sales and Marketing Expense. Sales and marketing expense consists of compensation for the sales and marketing staff, commissions, pre-sales support, travel and entertainment, trade shows and other marketing programs. Sales and marketing expense was $9.1 million for the three months ended June 30, 2001, as compared to $9.3 million for the three months ended June 30, 2000, a decrease of $0.2 million. The decrease in sales and marketing expense was due primarily to the workforce reductions resulting from our fourth quarter 2000 restructuring, offset by the full quarter effect of the Avesta acquisition. Sales and marketing expense was 44.9% and 32.4% of revenue for the three months ended June 30, 2001 and 2000, respectively. We expect that sales and marketing expenditures may remain at current levels or continue to decrease in absolute dollars and may decrease as a percentage of revenue, during the remainder of 2001. This decrease in absolute dollars is primarily expected to result from workforce reductions, facility closures and other reductions resulting from our second quarter 2001 restructuring.

      General and Administrative Expense. General and administrative expense consists of finance, administration and general management activities. General and administrative expense was $2.3 million for the three months ended June 30, 2001, as compared to $2.4 million for the three months ended June 30, 2000, a decrease of $0.1 million. The decrease in general and administrative expense was due to the workforce reductions, facility closures and other reductions resulting from our fourth quarter 2000 restructuring, offset by the full quarter effect of the Avesta acquisition. General and administrative expense was 11.5% and 8.3% of revenue for the three months ended June 30, 2001 and 2000, respectively. We expect that general and administrative expenditures may remain at current levels or decrease in absolute dollars and may decrease as a percentage of revenue, during the remainder of 2001. This decrease in absolute dollars is primarily expected to result from workforce reductions, facility closures and other reductions resulting from our second quarter 2001 restructuring.

      Restructuring and Impairment Charges. We reversed approximately $0.7 million of the fourth quarter 2000 restructuring charge in the three months ended June 30, 2001. The reversal resulted primarily from the lower than estimated costs related to facility closings. We recorded a restructuring charge in the three months ended June 30, 2001 in the amount of $3.9 million related primarily to a workforce reduction of approximately 50 employees and the closure of the New York facility as a result of our plans to discontinue development and sales efforts on the Visual Trinity product. We recorded an impairment charge of $3.1 million in the three months ended June 30, 2001 for the write-off of intangible assets related to the Avesta acquisition (see Notes 3 and 4 of Notes to Consolidated Financial Statements).

      Amortization of Acquired Intangibles. The Company recorded $0.3 million in amortization of intangibles during the three months ended June 30, 2001.

      Interest Income, Net. Interest income, net, for the three months ended June 30, 2001, was approximately $0.1 million as compared to $0.7 million for the three months ended June 30, 2000, a decrease of $0.6 million. The decrease was primarily due to decreased cash and investment balances.

      Income Taxes. There was no income tax benefit for the three months ended June 30, 2001 due to increases in the valuation allowance. The benefit for income taxes for the three months ended June 30, 2000, was $3.6 million, which represents an effective tax rate of approximately 8%.

      Net Loss. Net loss for the three months ended June 30, 2001, was $12.3 million as compared to $42.3 million for the three months ended June 30, 2000, a decrease of $30.0 million. This decrease was due primarily to the $39.0 million write-off of purchased research and development during the three months ended June 30, 2000 and the decrease in goodwill and other intangible asset amortization of $8.5 million, offset by a decrease in gross profit of $8.1 million and restructuring and impairment charges of $6.3 million.

Results of Operations for the Six Months Ended June 30, 2001 Compared with the Six Months Ended June 30, 2000

      Revenue. We recognized $37.7 million in revenue for the six months ended June 30, 2001, a 36.2% decrease from revenue of $59.1 million for the six months ended June 30, 2000. Revenue for the six months ended June 30, 2001 and 2000 was comprised of the following (in thousands):

	Six Months Ended
	June 30,	June 30,
	2001	2000

Visual UpTime	$28,109	$41,319

Visual Cell Tracer	1,329	7,255

Visual IP Insight	2,696	6,292

Visual Internet Benchmark	2,658	2,382

Visual Trinity and eWatcher	2,923	1,890

Total	$37,715	$59,138

      The overall decrease in revenue was primarily due to a decrease in Visual Uptime revenue of $13.2 million, primarily from service providers, a decrease in Visual Cell Tracer of $5.9 million and a decrease in Visual IP Insight revenue of $3.6 million offset by an increase in Visual Trinity and eWatcher. The decrease in sales of Visual Uptime and Visual Cell Tracer were primarily attributable to a change in purchasing behavior of our major customers. The increase in Visual Trinity and eWatcher is due to the full period effect of the Avesta acquisition. Sales to service providers accounted for approximately 81% and 69% of revenue for the six months ended June 30, 2001 and 2000, respectively.

      Gross Profit. Gross profit was $21.5 million for the six months ended June 30, 2001, as compared to $40.4 million for the six months ended June 30, 2000, a decrease of $18.9 million. Gross margin was 57% of revenue for the six months ended June 30, 2001, as compared to 68% of revenue for the six months ended June 30, 2000. The decrease in gross margin percentage was due primarily to higher fixed product support and manufacturing costs supporting a lower revenue base and the decrease in the higher margin software sales of Visual IP Insight and approximately $1.9 million in inventory write-downs, offset in part, by the addition of higher margin software sales of the Visual Trinity and Visual eWatcher products.

      Research and Development Expense. Research and development expense was $11.2 million for the six months ended June 30, 2001, as compared to $11.3 million for the six months ended June 30, 2000, a decrease of $0.1 million. The decrease in research and development expense was due primarily to the workforce reductions, facility closures and other reductions resulting from our fourth quarter 2000 restructuring, offset by the full period effect of the Avesta acquisition. Research and development expense was 29.6% and 19.1% of revenue for the six months ended June 30, 2001 and 2000, respectively.

      Write-off of Purchased Research and Development. A write-off of purchased research and development costs of $39.0 million was recorded in the three months ended June 30, 2000. We recorded this expense in connection with the acquisition of Avesta. At the date of acquisition, Avesta had in-process technology which represented research and development projects of Avesta that had not reached technological feasibility and that had no alternative future use in research and development activities or otherwise. Amounts assigned to in-

process research and development meeting the above criteria must be charged to expense at the date of consummation of the purchase business combination.

      Sales and Marketing Expense. Sales and marketing expense was $18.6 million for the six months ended June 30, 2001, as compared to $16.3 million for the six months ended June 30, 2000, an increase of $2.3 million. The increase in sales and marketing expense was due primarily to the full period effect of the Avesta acquisition, offset by the decreases resulting from workforce reductions, facility closures and other reductions resulting from our fourth quarter 2000 restructuring. Sales and marketing expense was 49.3% and 27.5% of revenue for the six months ended June 30, 2001 and 2000, respectively.

      General and Administrative Expense. General and administrative expense was $5.0 million for the six months ended June 30, 2001, as compared to $4.6 million for the six months ended June 30, 2000, an increase of $0.4 million. The increase in general and administrative expense was due primarily to the full period effect of the Avesta acquisition, offset by the decreases resulting from workforce reductions, facility closures and other reductions resulting from our revised strategic focus initiated in the fourth quarter of 2000. General and administrative expense was 13.3% and 7.8% of revenue for the six months ended June 30, 2001 and 2000, respectively.

      Restructuring and Impairment Charges. We reversed approximately $0.7 million of the fourth quarter 2000 restructuring charge in the six months ended June 30, 2001. The reversal resulted primarily from the lower than estimated costs related to facility closings. We recorded a restructuring charge in the six months ended June 30, 2001 in the amount of $3.9 million related primarily to a workforce reduction of approximately 50 employees and the closure of the New York facility as a result of our plans to discontinue development and sales efforts on the Visual Trinity product. We recorded an impairment charge of $3.1 million in the six months ended June 30, 2001 for the write-off of intangible assets related to the Avesta acquisition (see Notes 3 and 4 of Notes to Consolidated Financial Statements).

      Amortization of Acquired Intangibles. The Company recorded $0.8 million in amortization of intangibles related to the acquisition of Avesta during the six months ended June 30, 2001.

      Interest Income, Net. Interest income, net, for the six months ended June 30, 2001, was approximately $0.4 million as compared to $1.4 million for the six months ended June 30, 2000, a decrease of $1.0 million. The decrease was primarily due to decreased cash and investment balances.

      Income Taxes. There was no income tax benefit for the six months ended June 30, 2001 due to increases in the valuation allowance. The benefit for income taxes for the six months ended June 30, 2000, was $1.5 million, which represents an effective tax rate of approximately 4%.

      Net Loss. Net loss for the six months ended June 30, 2001, was $20.0 million as compared to $36.8 million for the six months ended June 30, 2000, a decrease of $16.8 million. This decrease was due primarily to the $39.0 million write-off of purchased research and development during the six months ended June 30, 2000 and the decrease in goodwill and other intangible asset amortization of $8.0 million, offset by a decrease in gross profit of $18.9 million and restructuring and impairment charges of $6.3 million.

Liquidity and Capital Resources

      At June 30, 2001, our combined balance of cash and cash equivalents and investments was $12.1 million as compared to $26.1 million as of December 31, 2000, a decrease of $14.0 million. This decrease is primarily attributable to cash used in operations, including the payment of certain restructuring charges. We require substantial working capital to fund our core business, particularly to finance inventories, accounts receivable, research and development activities and capital expenditures. To date, we have financed our operations and capital expenditures with the proceeds from our initial public offering completed in February 1998 and from our income from operations generated through the first quarter of 2000. We currently anticipate that capital expenditures for 2001 will not exceed $1.0 million. Our future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending to support product development efforts and sales and marketing, the timing of introductions of new products and enhancements to existing products and market acceptance of our products.

      In addition to our cash, cash equivalents and investments, another potential source of liquidity is our bank credit facility. The credit facility, as amended, includes an asset-based arrangement providing for borrowings up to the lesser of $10.0 million or 80% of eligible accounts receivable (as defined in the credit facility) with a maximum of $5.0 million available for issuing standby letters of credit, provided that we either maintain a minimum of $10.0 million cash on deposit with the bank, secure with cash any outstanding letters of credit, or treat any unsecured letters of credit as borrowings. In December 2000, our bank issued a standby letter of credit that expires on March 31, 2002 in the amount of $2.5 million, as amended. We secured the letter of credit with a pledge of a certificate of deposit in the amount of $2.5 million. This credit facility also includes an equipment financing facility. The credit facility matures on February 28, 2002, and borrowings under the credit facility bear interest at prime plus 2%. The credit facility contains restrictive financial covenants, including, but not limited to, requirements related to liquidity and operating results as well as restrictions related to other borrowings, acquisitions, dispositions of assets, distributions and investments. The credit facility also provides for certain administrative and facility fees. In May 2001, modifications to the credit facility were completed that revised the financial convenants and eliminated our ability to make additional borrowings under the equipment financing arrangement. We borrowed approximately $451,000 under the equipment financing facility, all of which is outstanding as of June 30, 2001. The borrowing is repayable over 36 months beginning in July 2001 at an interest rate of 8.5%.

      The deterioration of our operating results in 2000, excluding the effects of the non-cash Avesta-related charges and the restructuring charge, was due primarily to decreased revenue and increased operating expenses. In response to the trends, we initiated a restructuring plan in the fourth quarter of 2000 to realign our product portfolio, streamline our operations and devote resources to the markets and products that we believe have the greatest opportunity for growth. As a result of the plan, revenue increased to $20.3 million in the second quarter of 2001 from $17.4 million in the first quarter of 2001 and $15.3 million in the fourth quarter of 2000. Operating expenses, excluding the non-cash Avesta-related amortization and impairment charges and restructuring charges, decreased from $24.0 million in the fourth quarter of 2000 to $17.9 million in the first quarter of 2001 to $16.9 million in the second quarter of 2001. In the second quarter of 2001, we announced a plan to discontinue development and sales efforts on the Visual Trinity product and eliminate the related costs. Our ability to generate operating income in the future is, in large part, dependent upon our success in continuing to increase revenue and reduce operating expenses. While we believe that our restructuring plans will result in a growth in revenue, there can be no assurances that we will be able to adequately increase revenue in the future due to market conditions, competitive pressures and other factors beyond our control. We also believe that our 2001 restructuring will result in a further reduction in operating expenses that, when combined with the anticipated revenue growth, will result in a return to profitability. In the event that the anticipated cost reductions are not realized or revenue does not increase, we may be required to further reduce our cost structure. There can be no assurance that we will become profitable.

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

Factors That May Affect Future Results

      The market for our products is growing rapidly and our business environment is characterized by rapid technological changes, changes in customer requirements and new emerging market segments. Consequently, to compete effectively, we must make frequent new product introductions and enhancements and deploy sales and marketing resources to take advantage of new business opportunities. Our operations are also subject to certain other risks and uncertainties including, among other things, successful implementation of new strategic business initiatives, failure of broadband access services to achieve market penetration, lack of profitability, inability to sustain historical revenue trends, successful incorporation of products into service provider company infrastructure, long sales cycles, dependence on significant customers, rapidly changing technology, current and potential competitors with greater financial, technological, production, and marketing resources, dependence on sole and limited source suppliers, dependence on key management personnel, inability to recruit and retain employees, limited protection of intellectual property and proprietary rights, uncertainty of future profitability and possible fluctuations in financial results. Failure to meet any of these challenges could adversely affect future operating results.

      Although a significant majority of our sales to date have been made to customers in the United States and Canada, we intend to continue our sales efforts in other international markets. We plan to sell our products to international customers at prices denominated in U.S. dollars. However, if we experience material levels of sales at prices not denominated in U.S. dollars, we intend to adopt a strategy to hedge against currency fluctuations.

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

      In October 1997, a lawsuit was filed against Avesta and one of its employees alleging infringement of two patents, unfair competition, breach of contract and interference with contractual relations resulting in unjust enrichment. Avesta answered the complaint, denying all allegations, and also asserted counterclaims against the plaintiff for patent misuse, unfair competition and interference with business and patent invalidity. Pursuant to an agreement between the parties, on June 13, 2001 the court dismissed the action without prejudice, preserving to the parties the right to refile the action pending future developments of the Visual Trinity product.

Item  2.  Changes in Securities and Use of Proceeds

      On May 3, 2001, we issued to Elton King, pursuant to a nonstatutory stock option grant agreement, options to purchase 1,000,000 shares of our common stock at an exercise price of $3.92 per share, for an aggregate consideration of $3,920,000 upon exercise of the options. The options vest over 36 months with 20% vesting on Mr. King’s commencement of employment with the Company and the remaining 80% vesting monthly over a 30-month period that commences on January 15, 2002. Securities issued in this transaction were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act, relating to sales by an issuer not involving any public offering.

Item  3.  Defaults Upon Senior Securities

      None.

Item  4.  Submission of Matters to Vote of Security Holders

      (a)  The Company held its annual meeting of Stockholders on May 29, 2001 (the “Annual Meeting”).

      (b)  Not applicable

      (c)  The following matters were voted upon at the Annual Meeting:

(i)	One director was elected to serve until the 2004 annual meeting of stockholders, and until his successor is elected and duly qualified, with 76% of the total outstanding shares of common stock present and voting at the meeting voting for Mr. Behrman, as follows:

Nominee	For	Against or Withheld

Grant G. Behrman	25,072,434	333,422

(ii)	An amendment to our 1999 Employee Stock Purchase Plan to make available for purchase under the Plan an additional 750,000 shares of common stock was approved by 73% of the shares of common stock present and voting at the meeting. (Votes for: 24,447,976; votes against or withheld: 950,039; abstain: 7,841).

(iii)	The appointment of Arthur Andersen LLP as our independent auditors for the year ending December 31, 2001 was ratified by 75% of the shares of common stock present and voting at the meeting. (Votes for: 25,069,791; votes against or withheld: 327,401; abstain: 8,664).

Item 5.  Other Information

      None.

Item  6.  (a) Exhibits

Exhibit
Number		Exhibit Description

3.1	$	Amended and Restated Certificate of Incorporation of the Company.
3.1.1	@	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
3.2	*	Restated By-Laws of the Company.
10.1	*	1994 Stock Option Plan.
10.2	*	1997 Omnibus Stock Plan, as amended.
10.3	*	Amended and Restated 1997 Directors’ Stock Option Plan.
10.4	!!	2000 Stock Incentive Plan, as amended.
10.5	*†	Reseller/Integration Agreement, dated August 29, 1997, by and between the Company and MCI Telecommunications Corporation.
10.5.1	$$$††	Second Amendment, dated November 4, 1998, to the Reseller/Integration Agreement between the Company and MCI Telecommunications Corporation (relating to Exhibit 10.5).
10.6	****††	Master Purchase of Equipment and Services Agreement, dated as of May 22, 2000, between Sprint/United Management Company and the Company.
10.7	*†	General Agreement for the Procurement of Equipment, Services and Supplies, dated November 26, 1997, between the Company and AT&T Corp.
10.8	*	Lease Agreement, dated December 12, 1996, by and between the Company and The Equitable Life Assurance Society of the United States.
10.8.1	*	Lease Amendment, dated September 2, 1997, by and between the Company and The Equitable Life Assurance Society of The United States (related to Exhibit 10.8).
10.8.2	$$$	Second Lease Amendment, dated February 8, 1999, by and between the Company and TA/Western, LLC, successor to The Equitable Life Assurance Society of The United States (relating to Exhibit 10.8).
10.8.3	***	Third Lease Amendment, dated January 10, 2000, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8).
10.8.4	!!	Fourth Lease Amendment, dated May 17, 2000, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8).
10.10*		Employment Agreement, dated December 15, 1994, by and between the Company and Scott E. Stouffer, as amended.
10.11	!!	Lease Agreement, dated April 7, 2000, by and between Visual Networks, Inc. and TA/ Western, LLC.
10.12	*	Terms of Employment, dated June 11, 1997, by and between the Company and Peter J. Minihane, as amended.
10.17	**	Net2Net 1994 Stock Option Plan.
10.20	$$	1999 Employee Stock Purchase Plan, as amended April 11, 2001.
10.22%%		Inverse Network Technology 1996 Stock Option Plan.
10.23	@	Merger Agreement, dated February 7, 2000, by and among Visual Networks, Inc., Visual Acquisitions Three, Inc. and Avesta Technologies, Inc.
10.23.1	!!	Avesta Technologies 1996 Stock Option Plan.
10.24	****	Loan and Security Agreement, dated February 28, 2001, by and between Silicon Valley Bank and the Company.
10.24.1		First Loan Modification to the Loan and Security Agreement, dated May 24, 2001 (related to Exhibit 10.24).

Exhibit
Number		Exhibit Description

10.25	****	Accounts Receivable Financing Agreement dated February 28, 2001, by and between Silicon Valley Bank and the Company.
10.25.1		First Loan Modification to the Accounts Receivable Financing Agreement, dated May 24, 2001 (related to Exhibit 10.25).
10.26	****	Intellectual Property Security Agreement dated February 28, 2001, by and between Silicon Valley Bank and the Company.
10.28		Employment Agreement, dated May 3, 2001, by and between the Company and Elton King.
10.29		Nonstatutory Stock Option Grant Agreement, dated May 3, 2001, by and between the Company and Elton King.
10.30		Terms of Employment, dated July 27, 2000, by and between the Company and Steve Hindman.
16.2	@	Letter regarding change in certified accountants.
21.1	****	List of subsidiaries of the Company.

*	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-41517.
**	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, No. 333-53153.
***	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
****	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
%	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, No. 333-90105.
%%	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, No. 333-88719.
@	Incorporated herein by reference to the Company’s Registration Statement on Form S-4, No. 333-33946.
$	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1999.
$$	Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed April 30, 2001.
$$$	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
†	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application Requesting Confidential Treatment under Rule 406 of the Securities Act, filed on December 22, 1997, January 28, 1998 and February 4, 1998.
††	Portion’s of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act.
!!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000.

      (b)  Reports on Form 8-K

      (1)  The Company filed a Current Report on Form 8-K on June 14, 2001, reporting under Item 5 the termination of the development of its Visual Trinity product and the closing of the New York office that primarily supports this software. The Company also announced the conclusion of two outstanding disputes. The first dispute relating to the patent infringement lawsuit that was filed against Avesta Technologies, Inc., a wholly-owned subsidiary of Visual, in 1997, by System Management Arts Incorporated. Pursuant to an agreement between the parties, on June 13, 2001, the court dismissed the action without prejudice, preserving to the parties the right to refile the action pending future developments of the Visual Trinity product. The second dispute resolution affects the common stock placed in escrow in favor of the former Avesta stockholders.

      (2)  The Company filed a Current Report on Form 8-K on June 18, 2001, reporting under Item 5 that Elton King was named the Company’s new President, Chief Executive Officer and Director.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISUAL NETWORKS, INC.

By: /s/ PETER J. MINIHANE

Peter J. Minihane
Executive Vice President,
Chief Financial Officer,
Treasurer and Director
(principal financial and accounting officer)

August 14, 2001