Form 10-Q
period 2001-09-30
VISUAL NETWORKS INC
filed 2001-11-14
CIK 1000495

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-0001

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended September 30, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes  ☒      No  ☐

      The number of outstanding shares of the Registrant’s Common Stock, par value $.01 per share, as of November 9, 2001 was 31,868,627 shares.

VISUAL NETWORKS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2001

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets — September 30, 2001 and December 31, 2000	3

Consolidated Statements of Operations — Three and nine months ended September 30, 2001 and 2000	4

Consolidated Statements of Cash Flows — Nine months ended September 30, 2001 and 2000	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Qualitative and Quantitative Disclosure about Market Risk	22
PART II. OTHER INFORMATION

Items 1 – 6	23

Signatures	26

PART I:  FINANCIAL INFORMATION

Item  1:  Financial Statements

VISUAL NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$5,408	$17,369

Short-term investments	2,769	3,700

Accounts receivable, net of allowance of $627 and $1,103, respectively	9,599	7,615

Inventory	6,688	13,474

Other current assets	1,999	3,089

Total current assets	26,463	45,247

Property and equipment, net	6,964	10,738

Intangible assets, net	198	8,510

Other assets	3,713	9,562

Total assets	$37,338	$74,057

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$18,466	$29,354

Deferred revenue	13,365	17,769

Current portion of long-term debt	2,220	606

Total current liabilities	34,051	47,729

Long-term debt, net of current portion	263	243

Total liabilities	34,314	47,972

Stockholders’ equity:

Common stock, $.01 par value, 50,000,000 shares authorized, 31,582,824 and 31,296,383 shares issued and outstanding as of September 30, 2001 and December 31, 2000, respectively	316	313

Additional paid-in capital	472,707	473,108

Deferred compensation	(87)	(402)

Accumulated other comprehensive income	9	11

Accumulated deficit	(469,921)	(446,945)

Total stockholders’ equity	3,024	26,085

Total liabilities and stockholders’ equity	$37,338	$74,057

See accompanying notes to consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2001	2000	2001	2000

Revenue	$19,208	$14,607	$56,923	$73,745

Cost of revenue	7,099	7,507	23,362	26,292

Gross profit	12,109	7,100	33,561	47,453

Operating expenses:

Research and development	4,558	8,182	15,718	19,490

Write-off of purchased research and development	—	—	—	39,000

Sales and marketing	8,412	12,706	26,999	28,963

General and administrative	2,115	3,382	7,133	8,009

Restructuring and impairment charges	—	—	6,276	—

Amortization of acquired intangibles	13	21,972	805	30,813

Total operating expenses	15,098	46,242	56,931	126,275

Loss from operations	(2,989)	(39,142)	(23,370)	(78,822)

Interest income, net	10	762	394	2,132

Loss before income taxes	(2,979)	(38,380)	(22,976)	(76,690)

Income taxes	—	7,671	—	9,203

Net loss	$(2,979)	$(30,709)	$(22,976)	$(67,487)

Basic and diluted loss per share	$(0.09)	$(0.99)	$(0.73)	$(2.43)

Basic and diluted weighted average shares outstanding	31,533	30,967	31,501	27,801

See accompanying notes to consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	For the nine months
	ended September 30,

	2001	2000

Cash flows from operating activities:

Net loss	$(22,976)	$(67,487)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	4,584	35,263

Write-off of purchased research and development	—	39,000

Non-cash restructuring and impairment charges	4,292	—

Deferred taxes	—	(9,203)

Changes in assets and liabilities:

Accounts receivable	(1,984)	2,706

Inventory	6,786	(981)

Other assets	1,384	(232)

Accounts payable and accrued expenses	(9,352)	3,191

Deferred revenue	(2,572)	(4,650)

Net cash used in operating activities	(19,838)	(2,393)

Cash flows from investing activities:

Net maturities of short-term investments	5,931	5,555

Expenditures for property and equipment	(529)	(7,245)

Merger-related transaction costs, net of cash acquired	—	(10,085)

Net cash provided by (used in) investing activities	5,402	(11,775)

Cash flows from financing activities:

Exercise of stock options and employee stock purchase plan	834	3,578

Net borrowings (repayments) under credit agreements	2,072	(1,658)

Principal payments on capital lease obligations	(437)	(295)

Net cash provided by financing activities	2,469	1,625

Effect of exchange rate changes	6	(8)

Net decrease in cash and cash equivalents	(11,961)	(12,551)

Cash and cash equivalents, beginning of period	17,369	54,629

Cash and cash equivalents, end of period	$5,408	$42,078

Supplemental cash flow information:

Cash paid for interest	$38	$107

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock, options and warrants in acquisition	$(990)	$395,121

See accompanying notes to consolidated financial statements.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001
(Unaudited)

1.  Nature of Operations and Summary of Significant Accounting Policies:

      Visual Networks, Inc. (“Visual” or the “Company”) designs, manufactures, sells and supports comprehensive service management systems for providers and users of new world connectivity services and out-sourced Web services.

Risks and Other Important Factors

      The Company incurred a net loss of $23.0 million for the nine months ended September 30, 2001 and a net loss of $415.5 million for the year ended December 31, 2000. The net loss for the year ended December 31, 2000 included an impairment charge of $328.8 million for the write-off of goodwill and other intangibles related to the Avesta Technologies, Inc. (“Avesta”) acquisition. The deterioration in the operating results that occurred in 2000 was due, in part, to decreased revenue and increased operating expenses. In response to the trends, the Company announced a plan in the fourth quarter of 2000 to realign its product portfolio, streamline its operations and devote resources to the markets and products that the Company believes have the greatest opportunity for growth. In the second quarter of 2001, the Company announced a second restructuring plan to discontinue development and sales efforts on the Visual Trinity product. The Company’s revenues have increased from fourth quarter 2000 levels during the nine months ended September 30, 2001. The Company’s operating expenses, excluding non-cash Avesta related amortization and impairment charges and restructuring charges, decreased from 2000 levels during the nine months ended September 30, 2001 as a result of the fourth quarter 2000 and the second quarter 2001 restructurings. In October 2001, the Company announced a plan to further reduce operating expenses by reducing its workforce by approximately 40 employees. The Company’s ability to generate operating income in the future is, in large part, dependent on its success in achieving revenue goals and reducing operating expenses. The Company believes that its October 2001 reduction in force will result in further reductions in operating expenses that will result in a return to profitability in the first quarter of 2002. Due to market conditions, competitive pressures and other factors beyond its control, there can be no assurances that the Company will be able to achieve its revenue goals in the future. In the event that the anticipated cost reductions are not realized or revenue goals are not met, the Company may be required to further reduce its cost structure. There can be no assurance that the Company will become profitable.

      The success of the Company is also dependent on its ability to generate adequate cash for operating and capital needs. The Company is relying on its existing cash and cash equivalents, investments and credit facility together with future sales and the collection of the related accounts receivable to meet its future cash requirements. If cash provided by these sources is not sufficient to fund future operations, the Company will be required to further reduce its expenditures for operations or to seek additional capital through other means that may include the sale of assets, the sale of equity securities or additional borrowings. Although the Company believes that it has the ability to generate additional cash through such actions, the results of such actions may be dilutive. There can be no assurance that additional capital will be available, or available on terms that are reasonable or acceptable to the Company. If the Company is unable to generate additional cash, the business and financial condition would be materially and adversely affected such that the Company may need to consider other alternatives for its future.

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

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring which are necessary for a fair presentation of results for the interim periods. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results for the entire year ending December 31, 2001.

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

Investments

      Investments in marketable securities are classified as available-for-sale and are reported at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The fair values are based on quoted market prices. Unrealized gains and losses on marketable securities are reported as a separate component of comprehensive income, if significant. As of September 30, 2001, the Company held short-term investments in U.S. Treasury obligations that mature within one year. The Company also held a $2.5 million certificate of deposit that matures on March 31, 2002. As of September 30, 2001, unrealized gains and losses were not material.

      The Company has an investment in an entity, accounted for using the equity method of accounting, in which the Company has less than a majority ownership interest but over which the Company can exercise significant influence. The entity is a distributor for the Company’s products, primarily the Visual Trinity product. The Company has not had any sales to the entity. As a result of the Company’s announcement to discontinue development and sales efforts on the Visual Trinity product in the second quarter 2001, the Company wrote-off the remaining carrying value of this investment of $656,000 during the three months ended June 30, 2001. The write-off is included in the restructuring charge in the accompanying consolidated statement of operations for the nine months ended September 30, 2001. The Company also has an investment in an entity in which the Company exercises no control or significant influence. Such investment is accounted for under the cost method and its carrying value of approximately $3.7 million is included in other assets in the accompanying balance sheets. The Company periodically reviews its investments for other than temporary impairments.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory

      Inventory is stated at the lower of cost or market. Inventory consists of the following (unaudited, in thousands):

	September 30,	December 31,
	2001	2000

Raw materials	$1,989	$4,301

Work-in-progress	158	151

Finished goods	4,541	9,022

Total	$6,688	$13,474

Intangible Assets

      Intangible assets consist of identifiable intangibles related to the acquisition of Avesta (see Note 3). Intangible assets consist of the following (unaudited, in thousands) and such intangibles are amortized using the straight-line method over the following estimated useful lives:

	September 30,	December 31,
	2001	2000	Useful Life

Assembled workforce	$—	$224	3 years

Trademarks/ tradenames	50	1,064	7 years

Completed technology	148	7,222	5 years

Total	$198	$8,510

Long-Lived Assets

      The Company reviews it long-lived assets, including property and equipment, identifiable intangibles, and goodwill whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If future estimated undiscounted net cash flows are more likely than not to be less than the carrying amount of the long-lived asses, then such assets are written down to their fair value. The Company recorded impairment charges related to its long-lived assets of $328.8 million in the fourth quarter of 2000 and $3.1 million in the second quarter of 2001 (see Notes 3 and 4). The Company’s estimates of anticipated revenues and profits or the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future. As a result, the carrying amount of long-lived assets, including intangibles, could be further reduced materially in the future.

Revenue Recognition

      The Company’s service management products and services include hardware, software, benchmark services, professional services and technical support. The Company generally recognizes revenue from the sale or license of its products upon delivery and passage of title to the customer. Where agreements provide for evaluation or customer acceptance, the Company recognizes revenue upon the completion of the evaluation process and acceptance of the product by the customer. Revenue from multiple-element software arrangements is recognized using the residual method whereby the full fair value of undelivered customer support and services is deferred and any residual is allocated to the software license. The fair values of professional services, technical support and training have been determined based on the Company’s specific objective evidence of fair value. Maintenance contracts require the Company to provide technical support and software

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

updates to customers. The Company recognizes technical support revenue, including maintenance revenue that is bundled with product sales, ratably over the term of the contract period, which generally ranges from one to five years. Revenue from services is recognized when the services are performed. Subscription fees for the Company’s benchmark reports are recognized upon delivery of the reports.

      The Company examines the specific facts and circumstances of all sales arrangements with payment terms extending beyond its normal payment terms to make a determination of whether the sales price is fixed and determinable. In the quarter ended September 30, 2001, the Company recognized software license revenue of approximately $2.0 million on new arrangements with previously existing customers that contain payment terms beyond the normal payment terms. Payments become due under these arrangements through July 2002.

      The Company has agreements with certain resellers that provide price protection in the event that more favorable prices and terms are granted by any other customer. Reserves for estimated price protection credits are established by the Company concurrently with the recognition of revenue. The Company monitors the factors that influence the pricing of its products and reseller inventory levels and makes adjustments to these reserves when management believes that actual price protection credits may differ from established estimates.

Credit Risk and Significant Customers

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. The Company primarily sells its products to large telecommunications companies and Internet service providers primarily in the United States. The Company grants credit terms without collateral to its customers and has not experienced any significant credit related losses. Accounts receivable include allowances to record receivables at their estimated net realizable value. For the nine months ended September 30, 2001, three customers individually represented 43%, 22% and 15% of revenue, respectively. For the nine months ended September 30, 2000, three customers individually represented 23%, 17% and 12% of revenue, respectively. As of September 30, 2001, five customers individually represented 20%, 13%, 12%, 11% and 11% of accounts receivable, respectively.

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

Comprehensive Income (Loss)

      The Company reports comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes rules for the reporting and presentation of comprehensive income (loss) and its components. SFAS No. 130 requires foreign currency translation adjustments and the

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrealized gains and losses on marketable securities, net of tax, to be included in other comprehensive income (loss). Because the Company has not had any significant components of other comprehensive income (loss), the reported net loss does not differ materially from comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2000.

Basic and Diluted Earnings (Loss) Per Share

      SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options and warrants to purchase 8,259,120 shares of common stock that were outstanding at September 30, 2001, were not included in the computations of diluted loss per share for the three and nine months ended September 30, 2001 as their effect would be anti-dilutive. Options to purchase 8,438,707 shares of common stock that were outstanding at September 30, 2000, were not included in the computations of diluted loss per share for the three or nine months ended September 30, 2000 as their effect would be anti-dilutive.

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

      In June 2001 the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below is carrying value. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142, which will be effective January 1, 2002.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” It requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made. This new standard is effective in the first quarter of 2003. The Company does not believe that SFAS No. 143 will have a material effect on the Company’s financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 is effective in the first quarter of 2002. The Company does not believe that the SFAS No. 144 will have a material effect on the Company’s financial position or results of operations.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain prior period amounts have been reclassified to be conform to current period presentation.

2.  Credit Agreements:

      The Company has a credit facility, as amended, that includes an asset-based arrangement providing for borrowings up to the lesser of $10.0 million or 80% of eligible accounts receivable (as defined in the credit facility and determined by the bank) with a maximum of $5.0 million available for issuing standby letters of credit, provided that it either maintains a minimum of $10.0 million cash on deposit with the bank, secures with cash any outstanding letters of credit, or treats any unsecured letters of credit as borrowings. In December 2000, our bank issued a standby letter of credit, as amended, that expires on March 31, 2002 in the amount of $2.5 million. The Company secured the letter of credit with a pledge of a certificate of deposit in the amount of $2.5 million. The bank credit facility also includes an equipment financing facility. The Company borrowed approximately $451,000 under the equipment financing facility, of which approximately $412,000 is outstanding as of September 30, 2001. The borrowing is repayable over 36 months beginning in July 2001. In September 2001, the Company also borrowed approximately $1.7 million under the accounts receivable-based arrangement, all of which was outstanding at September 30, 2001. Borrowings under the equipment financing facility and the accounts receivable-based arrangement bear interest at prime plus 2%, which was 8.0% at September 30, 2001. Subsequent to September 30, 2001, the Company increased its outstanding borrowings under this accounts receivable-based arrangement to approximately $2.2 million. The credit facility matures on February 28, 2002.

      The credit facility contains restrictive financial covenants, including, but not limited to, requirements related to liquidity and operating results as well as restrictions related to other borrowings, acquisitions, dispositions of assets, distributions and investments. In May 2001, modifications to the credit facility were completed that revised the financial convenants and eliminated the Company’s ability to make additional borrowings under the equipment financing arrangement. For the three months ended September 30, 2001, the Company’s net loss, as defined, exceeded the covenant amount permitted by the bank. The bank has agreed to amend the facility, thereby waiving the maximum net loss covenant for the three months ended September 30, 2001 and reducing the minimum net income covenant for the three months ended December 31, 2001.

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

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the purchase price based upon the fair values of the assets and the liabilities acquired as follows (in thousands):

Completed technology	$125,302

In-process technology	39,000

Assembled workforce	3,885

Trademarks/tradenames	18,455

Goodwill	238,723

Net tangible assets	1,424

Deferred tax liability	(34,058)

Total	$392,731

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

Nine Months
Ended
September 30, 2000

Pro forma net revenues	$80,260

Pro forma net loss	$(69,353)

Pro forma basic and diluted loss per share	$(2.26)

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

      In the second quarter of 2001, the Company announced a plan to discontinue development and sales efforts on the Visual Trinity product. As a result, the Company closed its New York facility and recorded a $3.9 million restructuring charge that consists of approximately $1.4 million in employee termination costs for approximately 50 employees including severance and other benefits, $1.3 million in leases and other contractual obligations, and the write-off of $656,000 in investments (see Note 1) and $487,000 in leasehold improvements and related assets. As of September 30, 2001, $1.3 million had been charged against the restructuring accrual. The remaining accrual is expected to be paid in 2001 and 2002.

      In October 2001, the Company announced a plan for a reduction in force of approximately 40 employees. As a result, the Company expects to incur approximately $500,000 in related costs during the three months ended December 31, 2001 for severance and other benefits.

      In the second quarter of 2000, the Company acquired Avesta in a purchase business combination that resulted in approximately $386.4 million in goodwill and other intangible assets. During the third and fourth quarters of 2000, the Company’s results of operations deteriorated. In response to this deterioration, the Company initiated a restructuring plan in the fourth quarter of 2000. Due to the significance of these developments, management performed an evaluation of the recoverability of its long-lived assets, including those related to the Avesta acquisition, in accordance with SFAS No. 121. Based upon this evaluation, the Company concluded that the remaining values of the goodwill and other intangible assets related to the Avesta acquisition were impaired. As a result, the Company recorded an impairment charge of $328.8 million in the

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fourth quarter of 2000. In May 2001, the Company announced a decision to discontinue development and sales efforts on the Visual Trinity product. As a result of this decision, management performed another evaluation of the recoverability of its long-lived assets, including those related to the Avesta acquisition and concluded that the remaining intangibles were impaired as the Trinity product was the primary product acquired with Avesta. The Company recorded an impairment charge of $3.1 million in the second quarter of 2001 related to the intangibles from the Avesta acquisition. The fair values of the remaining Avesta long-lived assets were determined based upon the estimated discounted cash flows to be derived from the remaining Avesta operations.

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

      Revenue consists of the following (unaudited, in thousands):

	Nine Months Ended

	September 30,	September 30,
	2001	2000

Visual UpTime	$41,411	$50,361

Visual Cell Tracer	2,065	8,022

Visual IP Insight	6,554	7,795

Visual Internet Benchmark	3,428	3,529

Visual Trinity and eWatcher	3,465	4,038

Total	$56,923	$73,745

6.  Commitments and Contingencies:

Litigation

      In July, August and September 2000, several purported class action complaints were filed against the Company and certain of the Company’s executives. The complaints allege that between February 7, 2000 and August 23, 2000, the defendants made false and misleading statements which had the effect of inflating the market price of the Company’s stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints do not specify the amount of damages sought. On October 11, 2001, the court appointed a lead plaintiff and set a schedule for the next steps in the litigation. Pursuant to this schedule, the lead plaintiff filed a consolidated complaint on November 9, 2001. The Company’s Motion to Dismiss, which the Company expects, but is not required to file, must be filed by December 10, 2001. The Company believes that the plaintiffs’ claims are without merit and intends to defend against these allegations vigorously. The Company expects that a substantial portion of the legal costs that it might incur related to this matter will be paid by its directors’ and officers’ insurance policy. The Company cannot presently determine the ultimate outcome of this action. A negative outcome could have a material adverse effect on the Company’s financial

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

position or results of operations. Failure to prevail in the litigation could result in, among other things, the payment of substantial monetary or punitive damages.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      From our incorporation in August 1993 through December 1996, our principal objective was to secure sufficient equity financing to enable us to accelerate product development efforts of Visual UpTime for Frame Relay deployment and to develop our sales and marketing functions and general and administrative infrastructure. Visual UpTime was first shipped in mid-1995. We began generating significant revenue from sales of Visual UpTime during 1996. In August 1996, we entered into a master reseller agreement with Sprint, resulting in our products being sold through Sprint to subscribers. In October 1997, we entered into a similar master reseller agreement with WorldCom, which also resulted in our shipment of products through WorldCom to subscribers. In December 1997, we entered into an agreement with AT&T, which provides for the sale of our products to AT&T for deployment as part of AT&T’s infrastructure. During 1998, 1999 and 2000, we continued to focus on selling Visual UpTime, and added the following products to our product portfolio as a result of a series of acquisitions — the Cell Tracer product in 1998; Visual IP Insight and Visual Internet Benchmark, in 1999; and the Avesta products, Visual Trinity and Visual eWatcher, in 2000. During the second quarter of 2001, the Company announced the discontinuation of development efforts and the final version release of the Visual Trinity product and the sale of the Visual Internet Benchmark product.

      We realize revenue from sales of hardware, software, benchmark services, professional services and technical support. We generally recognize revenue from the sale or license of our products upon delivery of the product and passage of title to the customer. Where the agreements provide for evaluation or customer acceptance, we recognize revenue upon the completion of the evaluation process and acceptance of the product by the customer. Revenue from multiple element software arrangements is recognized using the residual method whereby the full fair value of undelivered customer support and services is deferred and any residual is allocated to the software license. The fair values of professional services, technical support and training have been determined based on our specific objective evidence of fair value. Maintenance contracts require us to provide technical support and software updates to customers. We recognize maintenance revenue, including maintenance revenue that is bundled with product sales, ratably over the lengths of the maintenance contracts, which currently range from one to five years. Revenue from services is recognized when the services are performed. Subscription fees for our benchmark reports are deferred and recognized upon delivery of the reports. We currently contract with third party subcontract manufacturers for most of the assembly, testing and shipping of our products. We anticipate maintaining a portion of our internal manufacturing function for the foreseeable future at our Rockville, Maryland facility.

      Our revenues decreased from 1999 to 2000 while our operating expenses increased resulting in significant losses from operations. With the acquisition of Avesta in May 2000 we allowed our business strategy to become less focused, which increased the complexity of our business and adversely affected our results of operations. In an attempt to refocus our efforts, we announced a plan in the fourth quarter of 2000 to realign our product portfolio, streamline our operations and devote resources to the markets and products that offer us the greatest growth opportunities. In May 2001, we decided to discontinue development and sales efforts on

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Visual Trinity product. This plan includes the closure of the New York facility and elimination of the related costs. As a result of these restructurings, our operating results improved in 2001. Operating expenses, excluding non-cash Avesta related amortization and impairment charges and restructuring charges, decreased from $24.0 million in the fourth quarter of 2000 to $17.9 million in the first quarter of 2001 to $16.9 million in the second quarter of 2001 to $15.1 million in the third quarter of 2001.

      In connection with these plans, we recorded a restructuring charge of $7.0 million in the fourth quarter of 2000. We reversed $0.7 million of that charge in the second quarter of 2001 due primarily to lower than estimated costs related to facility closures. We recorded a second restructuring charge of $3.9 million in the second quarter of 2001 as a result of our decision to discontinue development and sales efforts on the Visual Trinity product. During the fourth quarter of 2001, we announced another reduction in force of approximately 40 people and anticipate that we will incur approximately $500,000 in related costs during the three months ended December 31, 2001 for severance and other benefits. We believe that this action will further reduce operating expenses. The failure to successfully implement our plans would have a material adverse effect on our business, financial condition and results of operations. We anticipate that our plans will be fully executed by the end of 2001.

Results of Operations for the Three Months Ended September 30, 2001 Compared with the Three Months Ended September 30, 2000

      Revenue. We recognized $19.2 million in revenue for the three months ended September 30, 2001, a 31.5% increase from revenue of $14.6 million for the three months ended September 30, 2000. Revenue for the three months ended September 30, 2001 and 2000 was comprised of the following (in thousands):

	Three Months Ended

	September 30,	September 30,
	2001	2000

Visual UpTime	$13,347	$9,042

Visual Cell Tracer	736	767

Visual IP Insight	3,813	1,521

Visual Internet Benchmark	770	1,129

Visual Trinity and eWatcher	542	2,148

Total	$19,208	$14,607

      The overall increase in revenue was primarily due to an increase in Visual Uptime revenue of $4.3 million, primarily from service providers, an increase in Visual IP Insight revenue of $2.3 million, offset by a decrease in Visual Internet Benchmark of $0.4 million and a decrease in Visual Trinity and eWatcher of $1.6 million. The decrease in sales of Visual Internet Benchmark and Visual Trinity is due to the discontinuation of these product lines in the second quarter of 2001. Sales to service providers accounted for approximately 77% and 70% of revenue for the three months ended September 30, 2001 and 2000, respectively.

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

      Gross Profit. Cost of revenue consists of subcontracting costs, component parts, direct compensation costs, communication costs, warranty and other contractual obligations, royalties, license fees and other overhead expenses related to our manufacturing operations and to supporting our software products and benchmark services. Gross profit was $12.1 million for the three months ended September 30, 2001, as compared to $7.1 million for the three months ended September 30, 2000, an increase of $5.0 million. Gross margin was 63.0% of revenue for the three months ended September 30, 2001, as compared to 48.6% of revenue for the three months ended September 30, 2000. The increase in gross margin percentage was due primarily to $1.0 million in inventory write-downs during the three months ended September 30, 2000 and, to a lesser extent, an increase in the higher margin software sales of Visual IP Insight during the three months ended September 30, 2001. Our future gross margins may be adversely affected by a number of factors, including product mix, the proportion of sales to providers, competitive pricing, manufacturing volumes and an increase in component part costs.

      Research and Development Expense. Research and development expense consists of compensation for research and development staff, depreciation of test and development equipment, certain software development costs and costs of prototype materials. Research and development expense was $4.6 million for the three months ended September 30, 2001, as compared to $8.2 million for the three months ended September 30, 2000, a decrease of $3.6 million. The decrease in research and development expense was due primarily to the workforce reductions, facility closures and other reductions resulting from our fourth quarter 2000 and second quarter 2001 restructurings. Research and development expense was 23.7% and 56.0% of revenue for the three months ended September 30, 2001 and 2000, respectively. We expect that research and development expenditures may remain at current levels or continue to decrease in absolute dollars and may decrease as a percentage of revenue, during the remainder of 2001. The decrease in absolute dollars is primarily expected to result from our second quarter 2001 and fourth quarter 2001 workforce reductions.

      Sales and Marketing Expense. Sales and marketing expense consists of compensation for the sales and marketing staff, commissions, pre-sales support, travel and entertainment, trade shows and other marketing programs. Sales and marketing expense was $8.4 million for the three months ended September 30, 2001, as compared to $12.7 million for the three months ended September 30, 2000, a decrease of $4.3 million. The decrease in sales and marketing expense was due primarily to the workforce reductions, facility closures and other reductions resulting from our fourth quarter 2000 and second quarter 2001 restructurings. Sales and marketing expense was 43.8% and 87.0% of revenue for the three months ended September 30, 2001 and 2000, respectively. We expect that sales and marketing expenditures may remain at current levels or continue to decrease in absolute dollars and may decrease as a percentage of revenue, during the remainder of 2001. The decrease in absolute dollars is primarily expected to result from our second quarter 2001 and fourth quarter 2001 workforce reductions.

      General and Administrative Expense. General and administrative expense consists of finance, administration and general management activities. General and administrative expense was $2.1 million for the three months ended September 30, 2001, as compared to $3.4 million for the three months ended September 30, 2000, a decrease of $1.3 million. The decrease in general and administrative expense was due to the workforce reductions, facility closures and other reductions resulting from our fourth quarter 2000 and second quarter 2001 restructurings. General and administrative expense was 11.0% and 23.2% of revenue for the three months ended September 30, 2001 and 2000, respectively. We expect that general and administrative expenditures may remain at current levels or decrease in absolute dollars and may decrease as a percentage of revenue,

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the remainder of 2001. This decrease in absolute dollars is primarily expected to result from our second quarter 2001 and fourth quarter 2001 workforce reductions.

      Amortization of Acquired Intangibles. The Company recorded $13,000 in amortization of intangibles during the three months ended September 30, 2001.

      Interest Income, Net. Interest income, net, for the three months ended September 30, 2001, was approximately $10,000 as compared to $0.8 million for the three months ended September 30, 2000, a decrease of $0.8 million. The decrease was primarily due to decreased cash and investment balances.

      Income Taxes. There was no income tax benefit for the three months ended September 30, 2001 due to increases in the valuation allowance. The benefit for income taxes for the three months ended September 30, 2000, was $7.7 million.

      Net Loss. Net loss for the three months ended September 30, 2001, was $3.0 million as compared to $30.7 million for the three months ended September 30, 2000, a decrease of $27.7 million. This decrease was due primarily to the increase in gross profit of $5.0 million, the decrease in operating expense of $9.2 million, the decrease in goodwill and other intangible asset amortization of $22.0 million, offset by the decrease in interest income of $0.8 million and the decrease in tax benefit of $7.7 million.

Results of Operations for the Nine Months Ended September 30, 2001 Compared with the Nine Months Ended September 30, 2000

      Revenue. We recognized $56.9 million in revenue for the nine months ended September 30, 2001, a 22.8% decrease from revenue of $73.7 million for the nine months ended September 30, 2000. Revenue for the nine months ended September 30, 2001 and 2000 was comprised of the following (in thousands):

	Nine Months Ended

	September 30,	September 30,
	2001	2000

Visual UpTime	$41,411	$50,361

Visual Cell Tracer	2,065	8,022

Visual IP Insight	6,554	7,795

Visual Internet Benchmark	3,428	3,529

Visual Trinity and eWatcher	3,465	4,038

Total	$56,923	$73,745

      The overall decrease in revenue was primarily due to a decrease in Visual Uptime revenue of $9.0 million, primarily from service providers, a decrease in Visual Cell Tracer of $6.0 million from one customer, a decrease in Visual IP Insight revenue of $1.2 million and a decrease in Visual Trinity of $0.6 million. The decrease in sales of Visual Uptime and Visual Cell Tracer was primarily attributable to a change in purchasing behavior of our major customers. The decrease in Visual Trinity and eWatcher is due to our decision to discontinue sales of Visual Trinity. Sales to service providers accounted for approximately 80% and 76% of revenue for the nine months ended September 30, 2001 and 2000, respectively.

      Gross Profit. Gross profit was $33.6 million for the nine months ended September 30, 2001, as compared to $47.5 million for the nine months ended September 30, 2000, a decrease of $13.9 million. Gross margin was 59.0% of revenue for the nine months ended September 30, 2001, as compared to 64.3% of revenue for the nine months ended September 30, 2000. The decrease in gross margin percentage was due primarily to higher fixed product support and manufacturing costs supporting a lower revenue base, the decrease in the higher margin software sales of Visual IP Insight and Visual Trinity and an increase in inventory write-downs of approximately $900,000, offset in part by the Avesta acquisition in 2000.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Research and Development Expense. Research and development expense was $15.7 million for the nine months ended September 30, 2001, as compared to $19.5 million for the nine months ended September 30, 2000, a decrease of $3.8 million. The decrease in research and development expense was due primarily to the workforce reductions, facility closures and other reductions resulting from our fourth quarter 2000 and second quarter 2001 restructurings, offset in part by the Avesta acquisition in 2000. Research and development expense was 27.6% and 26.4% of revenue for the nine months ended September 30, 2001 and 2000, respectively.

      Write-off of Purchased Research and Development. A write-off of purchased research and development costs of $39.0 million was recorded in the three months ended September 30, 2000. We recorded this expense in connection with the acquisition of Avesta. At the date of acquisition, Avesta had in-process technology which represented research and development projects of Avesta that had not reached technological feasibility and that had no alternative future use in research and development activities or otherwise. Amounts assigned to in-process research and development meeting the above criteria must be charged to expense at the date of consummation of the purchase business combination.

      Sales and Marketing Expense. Sales and marketing expense was $27.0 million for the nine months ended September 30, 2001, as compared to $29.0 million for the nine months ended September 30, 2000, a decrease of $2.0 million. The decrease in sales and marketing expense was due primarily to the decreases resulting from workforce reductions, facility closures and other reductions resulting from our fourth quarter 2000 and second quarter 2001 restructurings, offset in part by the Avesta acquisition in 2000. Sales and marketing expense was 47.4% and 39.3% of revenue for the nine months ended September 30, 2001 and 2000, respectively.

      General and Administrative Expense. General and administrative expense was $7.1 million for the nine months ended September 30, 2001, as compared to $8.0 million for the nine months ended September 30, 2000, a decrease of $0.9 million. The decrease in general and administrative expense was due primarily to the decreases resulting from workforce reductions, facility closures and other reductions resulting from our revised strategic focus initiated in the fourth quarter of 2000 and our second quarter 2001 restructuring, offset in part by the Avesta acquisition in 2000. General and administrative expense was 12.5% and 10.9% of revenue for the nine months ended September 30, 2001 and 2000, respectively.

      Restructuring and Impairment Charges. We reversed approximately $0.7 million of the fourth quarter 2000 restructuring charge in the nine months ended September 30, 2001. The reversal resulted primarily from the lower than estimated costs related to facility closings. We recorded a restructuring charge in the nine months ended September 30, 2001 in the amount of $3.9 million related primarily to a workforce reduction of approximately 50 employees and the closure of the New York facility as a result of our plans to discontinue development and sales efforts on the Visual Trinity product. We recorded an impairment charge of $3.1 million in the nine months ended September 30, 2001 for the write-off of intangible assets related to the Avesta acquisition (see Notes 3 and 4 of Notes to Consolidated Financial Statements).

      Amortization of Acquired Intangibles. The Company recorded approximately $0.8 million in amortization of intangibles related to the acquisition of Avesta during the nine months ended September 30, 2001.

      Interest Income, Net. Interest income, net, for the nine months ended September 30, 2001, was approximately $0.4 million as compared to $2.1 million for the nine months ended September 30, 2000, a decrease of $1.7 million. The decrease was primarily due to decreased cash and investment balances.

      Income Taxes. There was no income tax benefit for the nine months ended September 30, 2001 due to increases in the valuation allowance. The benefit for income taxes for the nine months ended September 30, 2000, was $9.2 million.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net Loss. Net loss for the nine months ended September 30, 2001, was $23.0 million as compared to $67.5 million for the nine months ended September 30, 2000, a decrease of $44.5 million. This decrease was due primarily to the $39.0 million write-off of purchased research and development, the decrease in operating expenses of $6.6 million and the decrease in goodwill and other intangible asset amortization of $30.0 million, offset by a decrease in gross profit of $13.9 million and restructuring and impairment charges of $6.3 million.

Liquidity and Capital Resources

      At September 30, 2001, our combined balance of cash and cash equivalents was $5.4 million as compared to $17.4 million as of December 31, 2000, a decrease of $12.0 million. This decrease is primarily attributable to cash used in operations, including the payment of a portion of the restructuring charges recorded in the prior year. Net cash used in operating activities for the nine months ended September 30, 2001 was $19.8 million. During this period, we also used cash of $529,000 to purchase equipment and other fixed assets, and we made principal payments on capital lease obligations of $437,000. Cash was provided from the maturities of short-term investments of $5.9 million, the sale of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan of $834,000, and borrowings from our bank of $2.1 million.

      We require substantial working capital to fund our core business, particularly to finance inventories, accounts receivable, research and development activities and capital expenditures. We currently anticipate that capital expenditures for 2001 will not exceed $1.0 million. To date, we have financed our operations and capital expenditures primarily with the proceeds from our initial public offering completed in February 1998 and from our operating income generated through the first quarter of 2000. In 2001, as discussed above, we have become dependent on cash that has been provided by our bank under our credit facility.

      The credit facility, as amended, includes an asset-based arrangement providing for borrowings up to the lesser of $10.0 million or 80% of eligible accounts receivable (as defined in the credit facility and determined by the bank) with a maximum of $5.0 million available for issuing standby letters of credit, provided that we either maintain a minimum of $10.0 million cash on deposit with the bank, secure with cash any outstanding letters of credit, or treat any unsecured letters of credit as borrowings. In December 2000, our bank issued a standby letter of credit, as amended, that expires on March 31, 2002 in the amount of $2.5 million. We secured the letter of credit with a pledge of a certificate of deposit in the amount of $2.5 million. Our bank credit facility also includes an equipment financing facility. We borrowed approximately $451,000 under the equipment financing facility, of which approximately $412,000 is outstanding as of September 30, 2001. The borrowing is repayable over 36 months beginning in July 2001. In September 2001, we also borrowed approximately $1.7 million under the accounts receivable-based arrangement, all of which was outstanding at September 30, 2001. Borrowings under the equipment financing facility and the accounts receivable-based arrangement bear interest at prime plus 2%, which was 8.0% at September 30, 2001. Subsequent to September 30, 2001, we increased our outstanding borrowings under this accounts receivable-based arrangement to approximately $2.2 million. The credit facility matures on February 28, 2002. At September 30, 2001, we believe that we would have had the ability to borrow an additional $1.6 million under the credit facility.

      The credit facility contains restrictive financial covenants, including, but not limited to, requirements related to liquidity and operating results as well as restrictions related to other borrowings, acquisitions, dispositions of assets, distributions and investments. In May 2001, modifications to the credit facility were completed that revised the financial covenants and eliminated our ability to make additional borrowings under the equipment financing arrangement. For the three months ended September 30, 2001, our net loss, as defined, exceeded the covenant amount permitted by the bank. The bank has agreed to amend the facility, thereby waiving the maximum net loss covenant for the three months ended September 30, 2001 and reducing the minimum net income covenant for the three months ended December 31, 2001. Based on our current

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expectations of operating results and cash availability, we believe that we will comply with the revised financial covenants of the credit facility for the remainder of the facility’s term.

      The deterioration of our operating results in 2000, excluding the effects of the non-cash Avesta-related charges and the restructuring charge, was due primarily to decreased revenue and increased operating expenses. In response to the trends, we initiated a restructuring plan in the fourth quarter of 2000 to realign our product portfolio, streamline our operations and devote resources to the markets and products that we believe have the greatest opportunity for growth. In the second quarter of 2001, we announced a plan to discontinue development and sales efforts on the Visual Trinity product and eliminate the related costs. As a result of the plans, operating expenses, excluding the non-cash Avesta-related amortization and impairment charges and restructuring charges, decreased from $24.0 million in the fourth quarter of 2000 to $17.9 million in the first quarter of 2001 to $16.9 million in the second quarter of 2001 to $15.1 million in the third quarter of 2001. In the fourth quarter of 2001, we announced a plan to further reduce our workforce by approximately 40 employees. Our ability to generate operating income in the future is, in large part, dependent upon our success in achieving our revenue goals and reducing operating expenses. There can be no assurances that we will be able to meet our revenue goals in the future due to market conditions, competitive pressures and other factors beyond our control. We believe that our fourth quarter 2001 reduction in force will result in a further reduction in operating expenses that, when combined with the anticipated revenue goals, will result in a return to profitability in the first quarter of 2002. In the event that the anticipated cost reductions are not realized or revenue goals are not met, we may be required to further reduce our cost structure. There can be no assurance that we will become profitable.

      Our success is also dependent on our ability to generate adequate cash for operating and capital needs. We are relying on our existing cash and cash equivalents, investments and credit facility together with future sales and the collection of the related accounts receivable to meet our future cash requirements. If cash provided by these sources is not sufficient to fund future operations, we will be required to further reduce our expenditures for operations or to seek additional capital through other means that may include the sale of assets, the sale of equity securities or additional borrowings. Although we believe that we have the ability to generate additional cash through such actions, the results of such actions may be dilutive. There can be no assurance that additional capital will be available, or available on terms that are reasonable or acceptable to us. If we are unable to generate additional cash, our business and financial condition would be materially and adversely affected such that we may need to consider other alternatives for our future.

Factors That May Affect Future Results

      The Company incurred a net loss of $23.0 million for the nine months ended September 30, 2001 and a net loss of $415.5 million for the year ended December 31, 2000. The net loss for the year ended December 31, 2000 included an impairment charge of $328.8 million for the write-off of goodwill and other intangibles related to the Avesta Technologies, Inc. acquisition. The deterioration of our operating results in 2000, excluding the effects of the non-cash Avesta-related charges and the restructuring charge, was due primarily to decreased revenue and increased operating expenses. In response to these trends, we initiated a restructuring plan in the fourth quarter of 2000 to realign our product portfolio, streamline our operations and devote resources to the markets and products that we believe have the greatest opportunity for growth. In the second quarter of 2001, we announced a plan to discontinue development and sales efforts on the Visual Trinity product and eliminate the related costs. As a result of the plans, operating expenses, excluding the non-cash Avesta-related amortization and impairment charges and restructuring charges, decreased from $24.0 million in the fourth quarter of 2000 to $17.9 million in the first quarter of 2001 to $16.9 million in the second quarter of 2001 to $15.1 million in the third quarter of 2001. In the fourth quarter of 2001, we implemented a plan to further reduce our workforce by approximately 40 employees. Our ability to generate operating income in the future is, in large part, dependent upon our success in achieving revenue goals and reducing operating expenses. There can be no assurances that we will be able to achieve our revenue goals in

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the future due to market conditions, competitive pressures and other factors beyond our control. We believe that our fourth quarter 2001 reduction in force will result in a further reduction in operating expenses that, when combined with the anticipated revenue goals, will result in a return to profitability in the first quarter of 2002. In the event that the anticipated cost reductions are not realized or revenue goals are not met, we may be required to further reduce our cost structure. There can be no assurance that we will become profitable.

      Our revenue in any period depends primarily on the volume and timing of orders received during the period, which are difficult to predict. Our expense levels are based, in part, on the expectation of future revenue. Results of operations may be affected disproportionately by a reduction in revenue because a large portion of our expenses are fixed and cannot be easily reduced without adversely affecting our business. If revenue levels, particularly in the fourth quarter, are below expectations due to delays associated with customers’ decision-making processes or for any other reason, operating results and our cash balances may be adversely affected.

      We have outsourced the major portion of our manufacturing to a single subcontract-manufacturing firm that builds products based on our purchase orders and other forecasts of future business. The credit and inventory exposure incurred by this firm is reduced by the $2.5 million irrevocable letter of credit discussed above that has been issued on its behalf. However, our ability to obtain products is dependent on the subcontract manufacturer’s grant of credit to us over and above the amount of the letter of credit. Should we become unable to make timely payments to the subcontract manufacturer, we may have our credit reduced or eliminated. If shipments are suspended, we may be forced to obtain products from alternative sources if they are available, which could impair our ability to deliver our products to our customers in a timely and cost-effective manner. This could have an adverse effect on our business, financial condition and results of operations and could jeopardize our relationships with those customers.

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

      Although a significant majority of our sales to date have been made to customers in the United States, we intend to continue our sales efforts in other international markets. We plan to sell our products to international customers at prices denominated in U.S. dollars. However, if we experience material levels of sales at prices not denominated in U.S. dollars, we intend to adopt a strategy to hedge against currency fluctuations.

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

Item 3.  Qualitative and Quantitative Disclosure About Market Risk

      We have existing obligations relating to our bank credit facility outstanding. This financial instrument exposes us to interest rate risk. As disclosed in Note 2 of our consolidated financial statements, which are included as part of this report, we had $2.1 million in variable rate debt under our equipment financing facility and our accounts receivable-based arrangement as of September 30, 2001. The significant terms of our instruments are fully disclosed in Note 2 to the consolidated financial statements. We are not currently engaged in the use of off-balance sheet derivative financial instruments to hedge or partially hedge interest rate exposure arising from changes in interest rates.

PART II — OTHER INFORMATION

Item  1.  Legal Proceedings

      In July, August and September 2000, several purported class action complaints were filed against the Company and certain of the Company’s executives. The complaints alleges that between February 7, 2000 and August 23, 2000, the defendants made false and misleading statements which had the effect of inflating the market price of the Company’s stock, in violation of Sections 10(b) and 20 (a) of the Securities Exchange Act of 1934. The complaints do not specify the amount of damages sought. On October 11, 2001, the court appointed a lead plaintiff and set a schedule for the next steps in the litigation. Pursuant to this schedule, the lead plaintiff filed a consolidated complaint on November 9, 2001. The Company’s Motion to Dismiss, which the Company expects, but is not required to file, must be filed by December 10, 2001. The Company believes that the plaintiffs’ claims are without merit and intends to defend against these allegations vigorously. The Company expects that a substantial portion of the legal costs that it might incur related to this matter will be paid by its directors’ and officers’ insurance policy. The Company cannot presently determine the ultimate outcome of this action. A negative outcome could have a material adverse effect on the Company’s financial position or results of operations. Failure to prevail in the litigation could result in, among other things, the payment of substantial monetary or punitive damages.

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

Item  2.  Changes in Securities and Use of Proceeds

      None.

Item  3.  Defaults Upon Senior Securities

      None.

Item  4.  Submission of Matters to Vote of Security Holders

      None.

Item  5.  Other Information

      None.

Item  6.  (a) Exhibits

Exhibit
Number		Exhibit Description

3.1	$	Amended and Restated Certificate of Incorporation of the Company.
3.1.1	@	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
3.2	*	Restated By-Laws of the Company.
10.1	*	1994 Stock Option Plan.
10.2	*	1997 Omnibus Stock Plan, as amended.
10.3	*	Amended and Restated 1997 Directors’ Stock Option Plan.
10.4	!!	2000 Stock Incentive Plan, as amended.
10.5	*†	Reseller/ Integration Agreement, dated August 29, 1997, by and between the Company and MCI Telecommunications Corporation.
10.5.1	$$$††	Second Amendment, dated November 4, 1998, to the Reseller/ Integration Agreement between the Company and MCI Telecommunications Corporation (relating to Exhibit 10.5).
10.6	****††	Master Purchase of Equipment and Services Agreement, dated as of May 22, 2000, between Sprint/ United Management Company and the Company.
10.7	*†	General Agreement for the Procurement of Equipment, Services and Supplies, dated November 26, 1997, between the Company and AT&T Corp.
10.8	*	Lease Agreement, dated December 12, 1996, by and between the Company and The Equitable Life Assurance Society of the United States.
10.8.1	*	Lease Amendment, dated September 2, 1997, by and between the Company and The Equitable Life Assurance Society of The United States (related to Exhibit 10.8).
10.8.2	$$$	Second Lease Amendment, dated February 8, 1999, by and between the Company and TA/ Western, LLC, successor to The Equitable Life Assurance Society of The United States (relating to Exhibit 10.8).
10.8.3	***	Third Lease Amendment, dated January 10, 2000, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8).
10.8.4	!!	Fourth Lease Amendment, dated May 17, 2000, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8).
10.10	*	Employment Agreement, dated December 15, 1994, by and between the Company and Scott E. Stouffer, as amended.
10.11	!!	Lease Agreement, dated April 7, 2000, by and between Visual Networks, Inc. and TA/ Western, LLC.
10.12	*	Terms of Employment, dated June 11, 1997, by and between the Company and Peter J. Minihane, as amended.
10.17	**	Net2Net 1994 Stock Option Plan.
10.20	$$	1999 Employee Stock Purchase Plan, as amended April 11, 2001.
10.22%%		Inverse Network Technology 1996 Stock Option Plan.
10.23	@	Merger Agreement, dated February 7, 2000, by and among Visual Networks, Inc., Visual Acquisitions Three, Inc. and Avesta Technologies, Inc.
10.23.1	!!	Avesta Technologies 1996 Stock Option Plan.
10.24	****	Loan and Security Agreement, dated February 28, 2001, by and between Silicon Valley Bank and the Company.
10.24.1	!!!	First Loan Modification to the Loan and Security Agreement, dated May 24, 2001 (related to Exhibit 10.24).
10.25	****	Accounts Receivable Financing Agreement dated February 28, 2001, by and between Silicon Valley Bank and the Company.
10.25.1	!!!	First Loan Modification to the Accounts Receivable Financing Agreement, dated May 24, 2001 (related to Exhibit 10.25).
10.26	****	Intellectual Property Security Agreement dated February 28, 2001, by and between Silicon Valley Bank and the Company.

Exhibit
Number		Exhibit Description

10.28	!!!	Employment Agreement, dated May 3, 2001, by and between the Company and Elton King.
10.29	!!!	Nonstatutory Stock Option Grant Agreement, dated May 3, 2001, by and between the Company and Elton King.
10.30	!!!	Terms of Employment, dated July 27, 2000, by and between the Company and Steve Hindman.
16.2	@	Letter regarding change in certified accountants.
21.1	****	List of subsidiaries of the Company.

*	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-41517.
**	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, No. 333-53153.
***	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
****	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
%	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, No. 333-90105.
%%	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, No. 333-88719.
@	Incorporated herein by reference to the Company’s Registration Statement on Form S-4, No. 333-33946.
$	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1999.
$$	Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed April 30, 2001.
$$$	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
†	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application Requesting Confidential Treatment under Rule 406 of the Securities Act, filed on December 22, 1997, January 28, 1998 and February 4, 1998.
††	Portion’s of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act.
!!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000.
!!!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001.

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

November 14, 2001