Form 10-K
period 2001-12-31
VISUAL NETWORKS INC
filed 2002-04-01
CIK 1000495

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                      2092 Gaither Road, Rockville, 20850
                                    Maryland
                   (Address of Principal Executive (Zip Code)
                                    Office)

       Registrant's telephone number, including area code: (301) 296-2300

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Documents incorporated by reference: Specified portions of the Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 2002 Annual Meeting are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2001.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 28, 2002 was approximately $90,576,000. The number of outstanding shares of the Registrant's common stock as of March 28, 2002 was 31,967,492 shares.

                                TABLE OF CONTENTS


                                       PART I

  Item 1.        Business
                 Overview
                 Industry Background
                 Problems Managing Networks Based on IP and the Internet The Visual Networks Solution
                 The Visual Networks Strategy
                 Products
                 The Visual Networks Selling Strategy
                 Product Development
                 Customers
                 Strategic Partnership
                 Competition
                 Manufacturing
                 Patents and Other Intellectual Property Rights
                 Employees
  Item 2.        Properties
  Item 3.        Legal Proceedings
  Item 4.        Submission of Matters to a Vote of Security Holders

                                       PART II
  Item 5.        Market for Our Common Stock and Related Stockholder
                  Matters
  Item 6.        Selected Consolidated Financial Data
  Item 7.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations
  Item 7A.       Quantitative and Qualitative Disclosure about Market
                 Risk
  Item 8.        Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                       PART III
  Item 10.       Our Directors and Executive Officers
  Item 11.       Executive Compensation
  Item 12.       Security Ownership of Certain Beneficial Owners and
                  Management
  Item13.        Certain Relationships and Related Transactions

                                       PART IV
  Item 14.       Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K
  Signatures

                           FORWARD LOOKING STATEMENTS

     IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 2002. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

                                     PART I

Item 1.  Business.

Overview

     We design, manufacture, sell and support comprehensive service management systems for providers and users of new world connectivity services. Our systems combine software components, or agents, installed at key places in a network with centralized software applications designed for performance monitoring, real-time troubleshooting and network capacity planning. We manufacture and sell hardware devices that embody these software agents as well as perform other network infrastructure functions. Our products, Visual UpTime, Visual IP InSight and Cell Tracer, provide network performance measurement and analysis that allow network service providers to achieve the service levels required by their subscriber customers and to lower operating costs associated with new world networks. The availability of performance monitoring and troubleshooting software agents also allows customers to verify service levels supplied by their service providers and monitor traffic traversing their networks, a requirement for many enterprises wishing to use public telecommunications services to carry mission-critical data. These applications are essential to both service provider and enterprise customers in generating revenue, attracting and retaining customers, and maintaining a competitive position. We believe that our systems are deployed in configurations managing up to 4,500 transport circuits and Internet access for up to 1.5 million desktop computers.

     We believe that we are a worldwide leader in providing service management systems, having shipped systems for deployment on an aggregate of over 155,000 transport circuits and over 40 million desktops. We have developed relationships with major service providers including AT&T, BellSouth, Earthlink, Equant, Prodigy, SBC, Sprint, Verizon and WorldCom. These service providers either resell our systems to their subscribers or integrate our systems into their network infrastructure to enable them to offer enhanced network services. For the year ended December 31, 2001, we had consolidated revenue of approximately $74.2 million, of which 77% was attributable to service providers.

     Vertical  Systems  Group,  a  leading  industry  analyst,   estimates  that
approximately 791,000 frame relay circuits and 51,000 ATM circuits will be installed worldwide from 2002 through 2004. International Data Corporation, or IDC, a leading industry analyst, estimates that the number of Internet capable devices in the United States will grow from 306 million in 2002 to more than 786 million by 2006. The Yankee Group, another leading industry analyst, estimates that the annual market for e-commerce and Web site implementation and management services will grow from $370 million in 2000 to $850 million in 2003. Vertical Systems estimates that worldwide frame relay and ATM service revenue will grow from $12.3 billion in 2000 to $26.8 billion in 2004. To support these applications and services, networks are growing in size and complexity. We plan to apply our comprehensive product portfolio for service level performance monitoring and troubleshooting to improve the quality and performance of these networks so that they are suitable for mission critical applications. To take advantage of the projected growth in these markets, we plan to continue to expand our relationships with our service provider customers which together account for the majority of Internet Protocol, or IP, network traffic worldwide.

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

     - availability of high capacity fiber-optic networks and the emergence of high bandwidth network access technologies that increase the ability to transfer large volumes of electronic information; and

     - rapid growth of remote applications that access enterprise resources such as telecommuting and e-commerce, and the availability of broadband access technologies that enable them.

     Today's networks are deployed using a supply chain of various wholesale and retail network service providers for network access, backbone transport and hosting, including traditional telephone companies and new world broadband network providers. These service providers may either be competing or cooperating with one another to provide the complete connectivity service solution to the ultimate customer, the enterprise. In this environment, a high premium has been placed on network performance and availability. This results in the need for tools that offer a consistent, reliable way to measure service quality, end-to-end, across many ownership boundaries, vendors and types of access media.

WAN Service Management Market Dynamics

     Frame relay and ATM are the generally accepted technologies for corporate backbone WANs. However, the use of IP technologies and networks to support mission-critical applications is increasing. Telecommuters and field sales and support people are dependent on remote access Virtual Private Networks, or VPNs, to perform their jobs. In addition, mission-critical corporate applications and e-commerce are being provided over corporate intranets and Internet technologies.

     The rapid proliferation of new technologies to deliver IP services adds to the complexity of these services. For example, the Vertical Systems Group predicts that the worldwide number of business and residential Digital Subscriber Line, or DSL, subscribers will grow from 8.4 million in 2001 to 26.7 million in 2004. The combination of mission-criticality and the increased complexity of managing multiple technologies causes difficulties for network providers and their subscribers alike. The scarcity of skilled labor strains enterprise information technology, or IT, staffs, causing the need for solutions that can help to manage the complexity.

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

     The simultaneous increase in complexity and mission-criticality and the dependence on service providers lead to opportunities for creating new value-added services. Service providers, in a constant quest to protect margins and retain customers, are aggressively competing on quality and other high-value services such as bundled hosting services. Service providers must now provide comprehensive service offerings across all of the pertinent technologies. This convergence requires service management solutions that can manage across a wide spectrum of services.

     At the same time, economic conditions and fierce service price competition have forced service providers to become intensely focused on improving their margins through operational cost savings. As a result, service providers are deploying systems and technologies that speed the resolution of customer trouble tickets or prevent them altogether.

WAN Network Deployment

     A typical WAN deployment supporting mission-critical applications includes various types of customer premises equipment, or CPE, owned by the subscriber, deployed at the subscriber's site and interconnected by the WAN service. It may also include Web servers and applications that may be hosted at the customer site or in a service provider's Web data center. The point at which the subscriber CPE connects to the WAN service is known as the service demarcation (the "demarc"), or the point where the service provider hands off the service to the subscriber, and ultimately, is the point where the services are defined. The subscriber is generally responsible for network performance on its side of the demarc while the service provider is responsible for network performance on its side of the demarc.

     The equipment used for frame relay, ATM, IP and Internet services includes both the access equipment located at the subscriber premises and the switches located at the service provider's central office. Vertical Systems projects that the market for this equipment will grow from approximately $10.3 billion in 2000 to approximately $14.2 billion in 2004. The equipment used for hosted services includes firewalls, routers, content caches, servers and databases. IDC's current forecast shows annual market revenue increasing from $4.8 billion at the end of 2001 to nearly $20.8 billion by the end of 2006.

WAN Network Architectures

     WAN services are provided through two network architectures, time division multiplexing, or TDM, and statistical multiplexing. TDM services, such as leased-line and integrated services digital network, or ISDN, rely on architectures which provide dedicated circuits between computing facilities and provide fixed bandwidth regardless of traffic flow. Unless information is continuously transmitted, the dedicated bandwidth is often idle resulting in the inefficient use of expensive bandwidth. The use of dedicated bandwidth does, however, provide guaranteed throughput and fixed delay, ensuring high quality of service for all network traffic. TDM services are suitable for the large installed base of mainframe computing environments running mission-critical, host-centric applications where the variability in traffic volume is low and the traffic volume is relatively predictable. Statistical multiplexing technologies and their derivative services are based on the concept of logical connectivity and shared bandwidth which is dynamically allocated in real time according to prevailing traffic patterns. As a result of this shared bandwidth, WANs based on these statistical multiplexing services over private networks can be up to 50% less expensive than WANs based on TDM services for distributed computing applications. Because bandwidth in the WAN is shared among multiple subscribers, however, these services are generally characterized by "best effort" throughput and variable delay. WANs based on statistical multiplexing over the public Internet using technologies such as VPNs can be quite inexpensive, but have the least reliable performance. The challenge in each of these cases is to achieve the cost savings and yet still provide network performance and availability suitable for mission-critical applications.

     Logical connectivity is provided via frame relay, ATM and public IP VPN, or private IP VPN running over frame relay and ATM. Frame relay and ATM are the predominant technologies used today for mission-critical applications. Private IP VPN is rapidly emerging to broaden the scope of coverage. Vertical Systems estimates that worldwide revenue for frame relay service, the most widely used service, will grow at a compound annual growth rate of 19% from 2000 through 2004. The worldwide number of installed frame relay ports is projected to grow from approximately 1.5 million in 2000 to more than 2.6 million in 2004. The worldwide number of installed ATM ports is projected by Vertical Systems to grow from approximately 26,400 in 2000 to approximately 87,700 in 2004.

     There are many established and emerging technologies for accessing the service provider's logical network. The predominant access technologies facilitate dedicated service as well as traditional dial-up access over traditional telephone networks. More recently, broadband access technologies such as DSL, cable and fixed wireless are gaining momentum for branch and small office/home office connectivity. At high capacity data centers, the use of optical access to achieve extremely high transmission speeds is gaining momentum.

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

     The proliferation of logical connectivity services has also resulted in increased administrative costs for subscribers as network managers are responsible for multiple networks consisting of older leased-line services as well as multiple access and logical connectivity options. The high cost of administering multiple networks coupled with the attractive pricing of logical connectivity services is driving the need for subscribers to outsource some of the service management to their service provider, without forfeiting control or visibility of performance. Subscriber demand for multiple, guaranteed and verified WAN service levels presents challenges to service providers that must be able to offer these service levels while maintaining profitability.

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

     The requirements of the service provider and the enterprise meet at the point of service delivery, the service demarc. Service Level Agreements, or SLAs, are defined in terms of performance attributes such as average and peak throughput, availability and delay. Service management solutions must provide a representation of the service performance against their defining SLAs. In cases where a service is not performing as defined, service level management becomes the tool set for rapidly isolating problem conditions and enabling the restoration of service performance to required levels. It is important to understand that service-affecting conditions can arise in either the service provider's or the subscriber's infrastructure. Effective service level management software must be able to distinguish between the two and monitor the performance of the network at the point of service delivery.

Problems Managing Networks Based on IP and the Internet

     In leased-line environments, the performance, quality and maintainability of the service are independent of the volume and type of traffic running over the service. The diagnostic and measurement capabilities required to sufficiently maintain these services are fairly simple and are focused largely on physical transmission characteristics such as bit error rates or line coding violations. These capabilities are widely available within the service providers' facilities and work in conjunction with simplistic devices deployed by the subscribers. By contrast, the performance, quality and maintainability of logical connectivity services are highly dependent on the volume and type of traffic running over the service. This extensive interplay between the subscriber's data traffic and the service provider service requires sophisticated diagnostic and measurement capabilities that not only analyze physical transmission characteristics but the traffic itself. Historically, this level of measurement and analysis capability has generally required the use of expensive portable protocol analyzers, which are typically not deployed on a continuous basis at the demarc. This inability to measure service performance and quality has created the following difficulties for both subscribers and service providers:

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

     Operational cost models are not scaleable. The inability to cost-effectively measure performance at the demarc, and thereby demonstrate to subscribers the WAN service level being provided, results in service providers requiring many highly skilled personnel to provision and operate logical connectivity services. This cost is exacerbated by the gap between the high demand for and limited supply of trained personnel. The implication of this model is that operating costs are driven up and service providers' WAN service businesses are not scaleable to the levels required to generate the necessary economies of scale. The specific areas of concern are:

     -Inefficient service provisioning. The service provider has difficulty determining whether the WAN service is properly deployed until the subscriber's network has been connected to the service and the subscriber's applications are operational. This often results in multiple dispatches of personnel to the subscriber site and extensive interaction with the subscriber for its equipment and applications to be configured properly. The service provider is typically restricted from billing the subscriber for the service until the subscriber's applications are working properly over the service.

     -Extensive   troubleshooting  and  high  maintenance.   When  subscribers
experience degraded network performance, they generally assume there is a problem with the service supplied by their service provider. It can often take days, weeks or even months to diagnose the causes of degraded performance requiring highly skilled personnel with sophisticated instrumentation and diagnostic tools. Although these degraded performance conditions are frequently caused by faulty or misconfigured subscriber equipment or applications, the service provider is forced to expend significant time and effort without reimbursement to help diagnose the problem.

     -Inaccurate network engineering and planning. The shared bandwidth nature of WAN services coupled with subscriber demand for many class of service levels increases the importance of accurate network planning and design to ensure that the network architecture is optimized for performance and cost. If the network is engineered with excess capacity, it may improve the performance of subscriber applications, but it will tend to negate the inherent bandwidth efficiencies of logical connectivity technologies. By contrast, if the network is designed with inadequate capacity, performance will suffer. Successful network engineering and planning is dependent on accurate historical usage information which, because of the inability of traditional equipment to measure traffic at the demarc, is difficult to ascertain for these services.

     We believe that an essential element of logical connectivity services being demanded by subscribers is the ability to manage and verify service levels. We believe that service providers will experience difficulty meeting the increasing demand for logical connectivity services without having systems for managing service levels. The labor-intensity of provisioning and maintaining the service inhibits the service providers' ability to scale the WAN services profitably without service level management capability. As the service providers' focus shifts to profitability, the growth in frame relay, ATM, IP and Internet services will depend, in part, on the ability of service providers to implement systems that can manage service levels, lower operational costs and increase scalability.

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

     Increased scalability and lower costs of service providers' and subscribers' operational models. Our systems can reduce the labor-intensive nature of deploying logical connectivity services, thereby decreasing both service providers' and subscribers' costs and increasing their ability to generate revenue, by enabling:

     -Rapid and cost-effective service provisioning. Our systems allow the service provider to verify that its service is properly provisioned without waiting for the subscriber network or applications to be connected and configured. This tends to reduce customer support costs during initiation of service and allows the service provider to begin billing for the service earlier than was previously possible.

     -Reduced need for reactive troubleshooting. Our systems reduce the need for service providers to perform troubleshooting after the fact, by continuously monitoring network performance at the demarc and proactively alerting the service provider and subscriber to anomalous performance characteristics. These early warnings allow the network operator to take corrective action before the performance of any application on the network is impaired. Because many of the anomalous characteristics are subscriber-related, the subscriber is more likely to take corrective action without involving the service provider. The net result is that fewer maintenance personnel are required to solve fewer problems, thereby increasing service provider efficiency and subscriber satisfaction.

     -More rapid and less costly troubleshooting. Because our systems provide information that enables isolation of problems between the service provider network and subscriber equipment and applications, the service provider can more quickly diagnose the cause of faulty or degraded performance. Many problems that would otherwise last for days and require on-site visits of highly skilled personnel can be diagnosed remotely within minutes by our systems. Because our systems are designed to allow both the service provider and the subscriber to access the same reports and analyses simultaneously, more problem conditions can be resolved collaboratively.

     -Reduced impact of problem conditions. Our systems automatically identify applications and users that are effected by problem conditions. This enables maintenance personnel to attack those problems that have the largest business impact first, thus reducing the overall business impact of faults.

     -More accurate network engineering and planning. Our systems continuously provide an accurate and detailed view of historical WAN service usage patterns along with automated guidance regarding the need to change circuit capacities. This allows subscribers and service providers to implement a network design optimized for cost and performance.

The Visual Networks Strategy

     Our overall strategy is to maintain and build upon our market leadership in the deployment of WAN service level management systems for networks based on IP and the Internet. Key elements of our strategy include:

     Capitalizing on our strong incumbency position with major service providers. We have an outstanding customer list of top-tier service providers, including AT&T, BellSouth, Earthlink, Equant, Prodigy, SBC, Sprint, Verizon and WorldCom. These service providers have standardized many of their offerings around our service management solutions. The Visual Networks brand is well recognized and highly respected in this community. As the financial condition of many of the emerging carriers has weakened, we have seen a flight to quality and stability in the communications services market that will benefit our traditional customer base. Because of the requirement to provide complete services solutions regardless of the underlying technology, we believe that these well-capitalized service providers are in the best position for long-term success and will be the driving force behind converged service offerings. We intend to capitalize on these relationships to expand market coverage and introduce new features and functions.

     Deploying our systems as part of service provider networks. We believe that service providers will become the predominant means for the deployment of service management systems. Although these systems can be deployed by either service providers or subscribers, we believe that maximum benefit is usually achieved when the systems are deployed by the service providers supplying subscribers with access to performance data. In this deployment model, service providers can employ collaborative fault and performance management techniques that lead to greater network quality. More important, we believe the benefits of lower provisioning and maintenance costs are generally most effectively captured if the system is deployed by the service provider.

     Embedding agent technology in the equipment of other manufacturers. In order to fully instrument the network and achieve the highest possible port penetrations of our management capabilities on both new and previously deployed services, we are partnering with leading manufacturers of access equipment to embed our agent technology into their systems. To this end, we have entered into strategic partnerships with Cisco Systems and Kentrox. Cisco Systems has embedded our agent technology into the operating system software (IOS) of its router products and made other system software improvements to support tight interoperability with the Visual UpTime back office system. Likewise, Kentrox has embedded our agent technology into its ATM access concentrator product line. Visual Networks will receive license revenue from the end customers that use Visual UpTime to manage these agents.

     Extending our technology leadership. We believe a combination of technological competencies have been crucial to our success. These competencies include network analysis technology and its application to the effective operation of WANs, the integration of network analysis with WAN access technology and collaborative subscriber/service provider system architectures. We continue to invest in our core competencies by focusing on feature development, architectural enhancements and cost reductions. We intend to continue to invest in the development of our systems, with particular emphasis on features and architectural improvements designed to accommodate large-scale deployment by service providers. This includes leveraging our current remote access, frame relay, ATM, IP and Internet technologies to provide customers with a single vender solution for end-to-end service level management as well as to address emerging opportunities such as VPNs.

     Deploying our systems to support e-commerce and application hosting. We believe that our systems for e-commerce and Web-hosting applications will be deployed predominantly for performance management of Intranet and Web-based services. Used in conjunction with other types of management systems, our systems can significantly improve network availability for key business users and applications.

     Expanding our business globally. Many of our largest service provider and subscriber customers are multinational corporations. We intend to develop a presence outside of the U.S. with particular focus on the service providers that have the largest share of the worldwide markets for remote access, frame relay, ATM, IP and Internet services.

Products

Visual UpTime

     Visual UpTime is the de facto standard for service management of frame relay and ATM networks. This complete service management system helps users optimize network performance and reduce overall costs of network ownership. Visual UpTime won Network World's Best of Test award for the best WAN management product of 2000. The award was based on customer reviews conducted throughout the year. Also, Visual UpTime 7.0, our latest release, was selected as a Finalist for the ComNet New Product Achievement Award in January 2002.

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

     PAC. The PAC is Visual UpTime's client software for packaging and presenting information stored in the PAM and ASE. Multiple PACs may access a single PAM or ASE. The PAC includes three integrated toolsets:

     -Performance monitoring. This toolset is an early warning system, alerting network operators to impending service degradation that allows corrective action to be taken before the subscriber's application performance degrades. This toolset displays network performance related events and alarms. The performance monitoring toolset is tightly linked to the troubleshooting toolset, allowing an operator to evaluate quickly and precisely the conditions that caused the event or alarm.

     -Troubleshooting. This toolset enables an operator to rapidly perform detailed diagnostics to identify the cause of service level problems. This toolset displays real-time and historical network performance statistics. The troubleshooting toolset includes a protocol capture and analysis capability used by network operators to isolate problems arising from the interplay between a subscriber's CPE or applications and the WAN service.

     -Planning and reporting. This toolset is a report generation tool that creates a wide variety of reports from the network performance data stored in the PAM. This toolset is used primarily for capacity planning and network engineering, management of service level agreements between service provider and subscriber and executive reporting from the network operations staff to senior management personnel. The planning and reporting toolset is accessible through a PAC or a Web-browser.

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

Visual IP InSight

     Visual IP InSight is a WAN service management system for remote access network technologies utilizing IP and the Internet. It helps both service providers and enterprises provide the highest quality IP services to their customers. Visual IP InSight helps operations managers, network managers and customer care (help desk) personnel proactively manage the complete service experience whether it is for a service subscriber or an internal enterprise user. Visual IP InSight has also become a cornerstone for credible SLA offerings of Internet service providers. Visual IP InSight won Internet Telephony magazine's Product of the Year Award for 2001 in the category of Performance Monitoring, Network Management and Quality of Service from a field of over 150 entrants.

    The product includes three software applications:

     -IP InSight Service Operations. This function provides information regarding problems in real-time and monitors performance of IP applications, such as e-mail and domain name system using metrics such as availability, throughput, latency and packet loss.

     -IP InSight Customer Care. This feature allows customer care personnel to call up a customer's history of network connections and PC configurations.

     -IP InSight Service Level Manager. This function makes it easy to define, monitor and administer SLAs. Its unique tools also map users to their specific services, service providers and SLAs.

     System components for Visual IP InSight include agents, data collectors and a data repository. These components communicate with each other over an IP network providing a steady stream of real-time information. Visual IP InSight's architecture is distributed and fault-tolerant, and it scales to carrier class networks.

     The system's agents are the origin of quality-of-service and test data. There are two types of agents: dedicated agents and client agents. Dedicated agents are software that is embedded in hardware devices called IP Service Elements, or ISEs, that are connected to the network at suitable monitoring points. ISEs perform active tests on command as configured by the network manager. Client agents are software that is installed on the PCs of service subscribers. It runs transparently until end-user help is required. Context-sensitive online help suggests solutions to more than 150 dial-access problems and keeps a descriptive error log that customer care personnel can use to solve problems that end users cannot resolve on their own. In parallel, the client agent can passively monitor user activity on the network or perform active tests when requested by the network manager. The client agent can be deployed in any remote access environment: dial modem, cable modem, Digital Subscriber Line, ISDN or wireless service. All varieties of dedicated agents and client agents can be used together in the same network with the same IP InSight systems.

     Visual IP InSight Collectors collect data from the various agents and send it to the back-end database. A collector can be deployed either behind a firewall or in key points in the public IP network, and a single collector can handle hundreds of thousands of active agents.

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

The Visual Networks Selling Strategy

     We implement a push - pull sales strategy where market demand is generated by marketing programs, cultivated by the direct sales force and fulfilled by channel partners. The channel partners are traditional service providers, such as AT&T, Equant, Sprint and WorldCom and the traditional local telephone companies; emerging service providers, including ISPs and competitive telecommunications providers; value added resellers, or VARs; and system integrators.

     In our sales model, marketing activities generate subscriber demand through a variety of focused marketing programs. The result of this demand generation activity is a set of qualified leads that are cultivated by our direct field sales force or our inside sales force depending on the size and complexity of the opportunity. Direct sales drives the opportunity towards closure by applying Visual systems to the prospective customer's network environment and describing the associated value proposition, typically a lengthy process. Upon completion of these steps, direct sales will determine the prospect's preferred fulfillment channel and steer the opportunity through that channel. Direct sales will remain engaged until the demand is satisfied.

     We have several fulfillment channels. Customer requirements may be met through the subscription to a service provider's managed service that embeds our technology, or by the acquisition of our products from a service provider or VAR. Demand could also be fulfilled by a system integrator or service provider partner who provides out-sourced, or hosted, management services using our technology.

     The development of a service provider service based on our technology is a complex sale to multiple departments within a service provider's organization. We work with the service provider to develop a service definition and business plan for the integration of Visual products into the service provider's existing service.

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

     As of December 31, 2001, we employed 87 people in sales and marketing. Our expenditures for sales and marketing activities were approximately $24.4 million in 1999, $41.9 million in 2000 and $33.5 million in 2001.

Product Development

     We have developed core competencies in network analysis technology and its application to the effective operation of WANs, the integration of network analysis with WAN access technology and collaborative subscriber/service provider system architectures.

     We have made significant investments in system architecture and feature development. Through the acquisitions of Net2Net Corporation, Inverse Network Technology and Avesta Technologies, Inc., we accelerated the pace of product development in order to provide customers with a single vendor solution for end-to-end service encompassing frame relay, ATM, IP and the Internet. We will continue to expand Visual UpTime for managing frame relay, ATM or IP connectivity over broadband access services. We will continue to expand Visual IP InSight for broadband access technologies as well. We are focused on the further enhancement and refinement of our systems, including the development of the architectural scalability that will be required for wide-scale implementation through the service provider deployment model. Additionally, we expect to invest in system refinements that will increase the economic benefit of deployments outside North America.

     As of December 31, 2001, there were 59 persons working in our research and development area. Our research and development expenditures were approximately $16.7 million in 1999, $27.3 million in 2000 and $19.3 million in 2001.

Customers

     Since mid-1996, we have developed business relationships, currently at different levels of maturity, with a number of service providers, including AT&T, BellSouth, Earthlink, Equant, Prodigy, SBC, Sprint, Verizon and WorldCom. Sales of products or services to AT&T, Sprint and WorldCom accounted for 29%, 14% and 10%, respectively, of consolidated revenue for 2001.

     AT&T Relationship. In December 1997, we entered into a non-exclusive procurement agreement with AT&T. The agreement had an initial term of three years and has automatically renewed with the right by either party to terminate the agreement upon 30 days' notice. Prices and discounts for all equipment purchased by AT&T are fixed, except in certain limited circumstances. The equipment carries a five-year warranty. If we offer more favorable prices and terms to any other customer for the same quantity of products during the term of the agreement, we are obligated to amend the agreement to provide AT&T with the same or comparable overall terms. The agreement does not obligate AT&T to make any minimum purchases from us. We also provide certain support services to AT&T.

     WorldCom Relationship. In August 1997, we entered into a non-exclusive three-year reseller agreement with WorldCom, which has automatically renewed for a second one-year term. Prices and discounts for all equipment purchased by WorldCom are fixed. The equipment carries a five-year warranty. If we offer more favorable prices to any other customer for the same quantity of products purchased over a similar period of time, we are obligated to adjust the pricing to WorldCom to the more favorable price. The reseller agreement does not obligate WorldCom to make any minimum purchases from us.

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

     Equant Relationship. In June 2001, we entered into a non-exclusive one-year reseller agreement with Equant. Prices and discounts for all equipment purchased by Equant are fixed, except in certain limited circumstances. The equipment carries a five-year warranty. If we offer more favorable prices to any other customer purchasing in the same or lesser volumes and upon the same terms during the term of the agreement, such prices will be applicable to Equant's orders. The agreement does not obligate Equant to make any minimum purchases from us. We also provide certain support services to Equant.

Strategic Partnerships

     An increasingly important means for us to achieve our goals is through strategic partnerships. Our agent software technologies need to reside on hardware devices that are attached to the network in locations that are interesting to monitor and analyze, such as the demarcation point. While we have developed and sold various devices for this purpose and will continue to do so, fully meeting our customer's requirements for broad and cost effective support of myriad access technologies requires that we also expand our agent deployment through devices produced by other vendors. These partnerships will generally involve transfer of our proprietary technology under license, significant development activities on the part of one or both partners, as well as joint sales, marketing and support activities.

     Cisco  Systems   Relationship.   In  December  2000,  we  entered  into  an
interoperability and marketing agreement with Cisco Systems, Inc. to provide Cisco customers with integrated access solutions.

     Kentrox Relationship. In October 2000, we entered into a development and licensing agreement with ADC Telecommunications, Inc. to deliver a comprehensive ATM managed service solution to Kentrox customers.

Competition

     The markets for telecommunications equipment and software are intensely competitive. Our products integrate key functionality traditionally found in five distinct market segments: the WAN access equipment market; the bandwidth management equipment market; the network test and analysis market; the market for operational support systems, or OSSs; and the market for client-based network management and Internet infrastructure testbeds. We believe that our products are the only systems that integrate functional attributes from all these market segments to cost-effectively provide WAN service level management. Because of the size and growth opportunity associated with the WAN service level management market, we expect to encounter increased competition from current and potential participants in each of these segments. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which would have a material adverse effect on our business, financial condition and results of operations.

     WAN access equipment. The WAN access equipment market is highly fragmented. Leading vendors in this segment include Kentrox, Paradyne and Adtran. These companies may partner with companies offering network test and analysis products in order to compete in the WAN service level management market. We are aware of such an arrangement between Paradyne and NetScout Systems. Internetworking providers may integrate WAN access functionality with routers, which may adversely affect Visual UpTime's cost justification. We are working to mitigate this risk and turn it to our advantage through a partnership with Cisco Systems whereby our product's agent capabilities have been integrated into such products and the cost justification is actually improved.

     Bandwidth management equipment. There exists a class of devices whose primary purpose is to adjust the flows of customer traffic into the network to improve the perceived performance of the networking services. To understand and manage the traffic flows, these devices must provide a certain degree of functionality which is also found in performance management systems. The major supplier in this market segment is Packeteer.

     Network test and analysis. An essential element of a WAN service level management system is technology and expertise associated with network test and analysis. Products in this market include portable and distributed protocol analyzers and transmission test instruments. The major suppliers in this market segment are Network Associates, Agilent Technologies, Acterna, Fluke, Spirent and NetScout.

     Telecommunications operational support systems. OSSs encompass all of the systems related to service deployment including provisioning systems, billing systems, trouble-ticketing systems, and fault and performance management systems. Historically, OSSs have been developed by the in-house staffs of the service providers and have sometimes been a source of competitive advantage to service providers. A number of vendors also produce suites of OSS components for the service provider market. Major vendors in the OSS components market include Telcordia, Agilent, Amdocs and Narus. Visual UpTime provides a significant portion of the functionality that might otherwise be found in a fault and performance management system for statistically multiplexed WAN services. However, in some cases, a service provider may consider in-house development as an alternative to deployment of Visual UpTime.

     Client-based network management and Internet infrastructure test-beds. An emerging trend in network management is increased emphasis on visibility of actual user experience. Installing clients on end user desktops is a particularly effective way to gather this type of data. This technology can be deployed either as a service offering using simulated desktops or sold as standalone software.

     Major suppliers of standalone software include Lucent Technologies, NetIQ, Concord, Jyra Research and NetScout Systems. Major suppliers of service-based solutions include Keynote Software and Northgate Information Solutions.

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

Patents and Other Intellectual Property Rights

     We presently have four patents issued in the United States: (i) a "Method and Apparatus for Non-Intrusive Measurement of Round Trip Delay in Communications Networks", which expires in May 2015; (ii) a "Method and Apparatus for Measurement of Peak Throughput in Packetized Data Networks", which expires in November 2016; (iii) a "Method and Apparatus for Performing Service Level Analysis of Communications Network Performance Metrics", which expires in November 2018; and (iv) a "Method and Apparatus for Performing In-Service Quality of Service Testing", which expires in December 2017. Additionally, we have been notified by the United States Patent and Trademark Office that our application for a patent on a 'Method and Application for Dynamic Modeling of Complex Networks and Prediction of Impacts of Faults Therein' has been allowed and should be issued shortly. We also have a number of patent applications pending in the United States and our key foreign markets. No assurance can be given that competitors will not successfully challenge the validity or scope of our patents or that such patents will provide a competitive advantage to us.

     We expect that software and communications product developers will increasingly be subject to claims of infringement of patents as the number of products and competitors in our industry segment grows and the functionality of products in the industry segment overlaps. We are not aware that any of our products infringe the property rights of third parties.

     In October 1997, a lawsuit was filed against Avesta and one of its employees alleging infringement of two patents, unfair competition, breach of contract and interference with contractual relations resulting in unjust enrichment. See Item 3 for additional disclosure.

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

Employees

     As of December 31, 2001, we had 210 full-time employees, including 59 in product development, 78 in sales, 9 in marketing, 12 in manufacturing, 9 in customer service and 43 in finance, centralized services and administration.

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

Item 2.  Properties.

     Our principal administrative, sales and marketing, research and development and customer support facilities are located in approximately 75,000 square feet of office space in Rockville, Maryland, that we occupy under leases that expire in December 2006. A third party currently occupies approximately 10,000 square feet of this space under a sublease that expires in October 2002.

Item 3.  Legal Proceedings.

     In July, August and September 2000, several purported class action complaints were filed against us and certain of the our former executives, these complaints have since been combined into a single consolidated amended complaint (the "complaint"). The complaint alleges that between February 7, 2000 and August 23, 2000, the defendants made false and misleading statements which had the effect of inflating the market price of our stock, in violation of Sections 10(b) and 20 (a) of the Securities Exchange Act of 1934. The complaint does not specify the amount of damages sought. We believe that the plaintiffs' claims are without merit and intend to defend against these allegations vigorously. We have filed a motion to dismiss the complaint, which is now pending before the court. We anticipate that a substantial portion of the legal costs that we might incur related to this matter will be paid by our directors' and officers' insurance policy. We cannot presently determine the ultimate outcome of this action. A negative outcome could have a material adverse effect on our financial position or results of operations. Failure to prevail in the litigation could result in, among other things, the payment of substantial monetary or punitive damages.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

    None.

                                       PART II

Item 5.  Market for Our Common Stock and Related Stockholder Matters.

     Our common stock is traded on the Nasdaq National Market under the symbol "VNWK." The following table sets forth, for the indicated periods, the range of high and low closing per share sales prices for the common stock as reported on the Nasdaq National Market.

                                                       High               Low
                                                       ----               ---

 2000
 ----
First Quarter ............................        $   83.50          $   50.31
Second Quarter ...........................            60.50              24.31
Third Quarter ............................            26.75               5.88
Fourth Quarter ...........................             6.94               2.03

 2001
 ----
First Quarter ..............................        $   6.53          $   2.50
Second Quarter .............................            8.75              3.03
Third Quarter ..............................            8.61              2.12
Fourth Quarter .............................            4.62              1.77

 2002
 ----
 First Quarter (from January 1, 2002 through
   March 28, 2002) .........................        $   4.94          $   2.94

     On March 28, 2002, the last reported sale price of our common stock was $2.94 per share. As of March 28, 2002, we had approximately 538 stockholders of record.

     We have never paid or declared any cash dividends on our common stock. It is our present policy to retain earnings, if any, to finance the growth and development of the business and, therefore, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Item 6.  Selected Consolidated Financial Data.

     The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, notes thereto and other financial information included elsewhere in this Form 10-K. The selected consolidated financial data as of and for the years ended December 31, 1999, 2000 and 2001, are derived from our consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data for the years ended December 31, 1997 and 1998 is derived from audited consolidated financial statements not included in this Form 10-K.

                                                                            Years Ended December 31,
                                                                1997       1998        1999       2000        2001
                                                                ----       ----        ----       ----        ----
                                                                     (in thousands, except per share data)
               Consolidated Statement of Operations Data:
               Revenue...................................    $ 29,300   $ 56,088    $ 91,719  $   89,041  $   74,248
               Cost of revenue...........................      11,179     20,829      30,888      32,515      29,431
                                                               ------     ------      ------      ------      ------
                   Gross profit..........................      18,121     35,259      60,831      56,526      44,817
               Operating expenses:
                   Research and development..............       9,148     13,771      16,677      27,277      19,320
                   Write-off of in process research and
                     development(1)......................         -          -           -        39,000         -
                   Sales and marketing...................      14,555     19,759      24,447      41,907      33,484
                   General and administrative............       3,798      5,528       7,928      11,247       8,895
                   Merger-related costs(2)...............         -        4,318       6,776         -            -
                   Restructuring and impairment charges(3) (4)    -          751         -       335,810       9,328
                   Amortization of acquired intangibles(1)        -          -           -        53,426         805
                                                               -------    -------   --------      ------     --------
                        Total operating expenses.........      27,501     44,127      55,828     508,667      71,832
               Income (loss) from operations.............      (9,380)    (8,868)      5,003    (452,141)    (27,015)
               Interest income, net......................         165      2,413       2,270       2,598         325
                                                                  ---      -----       -----       -----     ---------
               Income (loss) before income taxes.........      (9,215)    (6,455)      7,273    (449,543)    (26,690)
               Benefit (provision) for income taxes......         -          -        (3,722)     34,058        (272)
                                                               -------    -------     ------      ------     ---------
               Net income (loss).........................      (9,215)    (6,455)      3,551    (415,485)    (26,962)
                                                               ======     ======       =====    ========     =======
               Dividends and accretion on preferred stock      (1,457)      (171)        -          -             -
               Net income (loss) attributable to common
                 stockholders............................     (10,672)    (6,626)      3,551    (415,485)    (26,962)
               Basic earnings (loss) per share...........       (1.44)     (0.30)       0.14      (14.46)      (0.85)
               Diluted earnings (loss) per share.........       (1.44)     (0.30)       0.13      (14.46)      (0.85)
               Basic weighted-average shares(5)..........       7,431     21,946      24,583      28,733      31,585
               Diluted weighted-average shares(5)........       7,431     21,946      26,547      28,733      31,585

               Consolidated Balance Sheet Data:
               Cash and cash equivalents.................       9,601     51,655      54,629      17,369       5,921
               Working capital...........................        (782)    43,146      50,353      (2,482)     (6,576)
               Total assets..............................      21,036     71,780      83,154      74,057      28,902
               Long-term debt, net of current portion....         138      1,011         782         243          -
               Redeemable convertible preferred stock....      14,855        -           -           -            -
               Stockholders' equity (deficit)............     (13,251)    48,322      58,252      26,085        (515)


     (1) In 2000, we acquired Avesta in a purchase business combination. The purchase price allocation included $39.0 million of in-process technology which was expensed as of the acquisition date. The amortization of acquired intangibles in 2000 and 2001 relates to goodwill and other intangible assets recorded in connection with the Avesta acquisition. See Notes 1 and 5 of Notes to Consolidated Financial Statements.

     (2) During 1998, we incurred certain merger-related costs in connection with our acquisition of Net2Net Corporation. During 1999, we incurred certain merger-related costs in connection with our acquisition of Inverse Network Technology. See Note 1 of Notes to Consolidated Financial Statements.

     (3) In 1998, we recorded a restructuring charge related to the consolidation of certain functions and the discontinuation of certain product development efforts related to the acquisition of Net2Net. In 2000, we recorded a restructuring charge of $7.0 million that consisted primarily of severance and other termination benefits related to a workforce reduction and lease costs and associated leasehold improvement write-offs related to the closure of certain facilities. In the second quarter of 2001, we reversed $723,000 of the restructuring charge recorded in the fourth quarter of 2000 resulting primarily from lower than estimated lease costs. In the second quarter of 2001, we also recorded a restructuring charge of $3.9 million that consisted primarily of employee termination costs including severance and other benefits, lease costs and associated leasehold improvement write-offs related to the closure of certain facilities resulting from the discontinuation of the Visual Trinity product, other contractual obligations and the write-off of an investment. During the fourth quarter of 2001, we reversed $1.2 million of the restructuring charge recorded in the second quarter of 2001 due to lower than estimated, facility closure costs and other contractual obligations. During the fourth quarter of 2001, we also recorded a restructuring charge of $385,000 that consisted of severance and other termination benefits related to a workforce reduction. See Notes 1 and 6 of Notes to Consolidated Financial Statements.

     (4) In 2000, we recorded an impairment charge of $328.8 million for the write-off of goodwill and other intangibles related to the acquisition of Avesta. In 2001, we recorded an impairment charge of $7.1 million related to all of the remaining intangible assets from the Avesta acquisition based on the discontinuation of the Visual Trintiy product and plans for the Visual eWatcher product. The impairment charge also included the write-off of an investment of $3.7 million. See Notes 1, 5 and 6 of Notes to Consolidated Financial Statements.

     (5) For an explanation of the determination of the weighted-average number of shares used in computing earnings (loss) per share amounts, See Note 1 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the related notes thereto, and other financial information included elsewhere in this Form 10-K. References to "we", "us" or "our" refer to Visual Networks, Inc. on a consolidated basis.

Overview

     From our incorporation in August 1993 through December 1996, our principal objective was to secure sufficient equity financing to enable us to accelerate product development efforts of Visual UpTime for frame relay deployment and create the infrastructure necessary to support these efforts. We first shipped Visual UpTime in mid-1995 and began generating significant revenue during 1996. Since our inception, we have focused on establishing relationships with service providers with the goal of having these service providers include our products into their infrastructure or in their service offerings to their subscribers. Consistent with this goal, we have established agreements with AT&T, Equant, Sprint and WorldCom. During 1998, 1999 and 2000, we continued to focus on selling Visual UpTime and added to our product portfolio as a result of a series of acquisitions - the Net2Net product, Cell Tracer, in 1998; the Inverse products, Visual IP InSight and Visual Internet Benchmark, in 1999; and the Avesta products, Visual Trinity and Visual eWatcher, in 2000. During 2001, we discontinued development and sales efforts of Visual Trinity and sold the Visual Internet Benchmark product. During 2001, we also made a decision to combine certain functionality of the web performance management technology of the Visual eWatcher product with the Visual IP InSight product. Development efforts relating to incorporating this functionality are expected to begin in 2002 and be included in a future release of the Visual IP InSight product in 2003. We continue to focus on sales of Visual UpTime, Visual IP InSight and Cell Tracer.

     We prepare our financial statements in conformity with generally accepted accounting principles in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates. The estimates included in the preparation of our financial statements relate to accounts receivable allowances, inventory reserves, estimates of expense accruals and the cash flow estimates used in evaluating impairment of long-lived assets under Statement of Financial Accounting Standards No. 121. Our significant accounting policies are described fully in Note 2 of Notes to Consolidated Financial Statements. We believe that our accounting policies related to revenue recognition and the impairment of long-lived assets are the most critical to aid in fully understanding and evaluating our reported financial results.

     We recognize revenue from our service management products and services including hardware, software, benchmark services, professional services and technical support. We generally recognize revenue from the sale or license of our products upon delivery and passage of title to the customer. Where agreements provide for evaluation or customer acceptance, we recognize revenue upon the completion of the evaluation process and acceptance of the product by the customer. Revenue from multiple-element software arrangements is recognized using the residual method whereby the fair value of any undelivered elements, such as customer support and services, is deferred and any residual value is allocated to the software and recognized as revenue upon delivery and passage of title. The fair values of professional services, technical support and training have been determined based on our specific objective evidence of fair value. Our maintenance contracts require us to provide technical support and software updates to customers. We recognize technical support revenue, including maintenance revenue that is bundled with product sales, ratably over the term of the contract period, which generally ranges from one to five years. We recognize revenue from services when the services are performed. Subscription fees for our benchmark reports are recognized upon delivery of the reports.

     While substantially all of our product sales to date have been made to customers in the United States, we plan to sell our products to foreign customers at prices denominated in U.S. dollars. However, if we commence selling material volumes of product to such customers at prices not denominated in U.S. dollars, we intend to adopt a strategy to hedge against fluctuations in foreign currency.

     With the acquisition of Avesta in May 2000, we allowed our business strategy to become less focused, which increased the complexity of our business and adversely affected our results of operations. Our revenue decreased from $91.7 million in 1999 to $89.0 million in 2000 while our operating expenses increased resulting in significant losses from operations. Our historical trend of increasing revenue each quarter began to reverse in the second quarter of 2000. These revenue decreases were due to lower than expected revenue related to the Visual Trinity and Visual eWatcher products (the products added through the Avesta acquisition) as well as decreases in the revenue provided by our other products. Despite these revenue decreases, our operating expenses increased significantly in the corresponding periods due, in large part, to the addition of the Avesta operations. In an attempt to refocus our efforts, we announced a plan in the fourth quarter of 2000 to realign our product portfolio, streamline our operations and devote resources to the markets and products that offer us the greatest growth opportunities. In connection with this plan, we recorded a restructuring charge of $7.0 million in the fourth quarter of 2000. In the second quarter of 2001, we discontinued development and sales efforts on the Visual Trinity product and sold the Visual Internet Benchmark product in an effort to further focus our product portfolio and streamline our operations and resources. In the fourth quarter of 2001, we completed a workforce reduction to continue focusing on reducing our operating expenses. In connection with these efforts, we recorded restructuring charges of $3.9 million in the second quarter of 2001 and $385,000 in the fourth quarter of 2001.

     In determining the carrying amount of our long-lived assets, we review our long-lived assets, including property and equipment, identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of our long-lived assets, we evaluate the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If future estimated undiscounted net cash flows are more likely than not to be less than the carrying amount of the long-lived assets, then such assets are written down to their fair value.

     Due to the significance of the developments in 2000, we performed an evaluation of the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, including those assets related to the Avesta acquisition. Based upon this evaluation, we concluded that the remaining values of the goodwill and other intangible assets related to the Avesta acquisition were impaired. This conclusion was based upon our revised estimate of the undiscounted cash flows expected to be provided by the Avesta operations. The estimate of such cash flows was substantially less than the carrying values of the related long-lived assets. As a result, we recorded an impairment charge of $328.8 million in the fourth quarter of 2000. This charge included $203.2 million related to goodwill, which represented the entire remaining unamortized balance, and $125.6 million related to the other acquired intangibles including the completed technology, the assembled workforce and the trademarks and tradenames. In the second quarter of 2001, we announced a decision to discontinue development and sales efforts on the Visual Trinity product. In the fourth quarter of 2001, we also made a decision to combine certain functionality of the web performance management technology of the Visual eWatcher product with the Visual IP InSight product. As a result of these decisions, we performed an evaluation of the recoverability of our long-lived assets, including those related to the Avesta acquisition and concluded that the remaining intangibles were impaired as the Visual Trinity product and the Visual eWatcher product were the only products acquired with Avesta. We recorded impairment charges of $3.1 million in the second quarter of 2001 and $197,000 in the fourth quarter of 2001 related to the remaining intangibles from the Avesta acquisition.

     During 2001, our revenue decreased from $89.0 million in 2000 to $74.2 million in 2001. This revenue decrease during 2001 was due, in part, to the discontinuation of the Visual Trinity product and the sale of the Visual Internet Benchmark product as well as decreases in all of our other product lines. In response to these revenue decreases, we focused on implementing our comprehensive plan to strengthen our business by:

     |X| Strengthening our product portfolio: We released Visual UpTime 6.0 and Visual IP Insight 5.5 and eliminated Visual Trinity and Visual Internet Benchmark;

     |X| Strengthening our senior management team: During 2001, Elton King was hired as President and Chief Executive Officer and in January 2002, John Saunders became our Chief Financial Officer;

     |X| Concentrating our sales, marketing, research and product development initiatives around service providers and their end user customers: We established a new service provider relationship with Equant for IP VPN services worldwide and increased our total revenue from service providers, as a percentage of total revenue, from 70% in 2000 to 77% in 2001; and

     |X| Reducing our operating expenses: We reduced our workforce by approximately 230 people since October 2000, closed our facilities in Ottawa, Canada; Sunnyvale, California; and New York, New York, and reduced our facilities in Rockville, MD, resulting in a 23% reduction in operating expenses (excluding charges related to acquisitions and restructuring and impairment), from $80.4 million in 2000 to $61.7 million in 2001.

Results of Operations

     The following table presents certain consolidated statement of operations data as a percentage of our revenue:

                                                                                Years Ended December 31,
                                                                             1999        2000        2001
                                                                             ----        ----        ----
                 Revenue.............................................       100.0%      100.0%      100.0%
                 Cost of revenue.....................................        33.7        36.5        39.6
                                                                             ----        ----        ----
                   Gross profit......................................        66.3        63.5        60.4
                 Operating expenses:
                   Research and development..........................        18.2        30.6        26.0
                   Write-off of purchased research and development...          -         43.8          -
                   Sales and marketing...............................        26.7        47.1        45.0
                   General and administrative........................         8.6        12.6        12.0
                   Merger-related costs..............................         7.3         -            -
                   Restructuring and impairment charges..............          -        377.2        12.6
                   Amortization of goodwill and other intangibles....          -         60.0         1.1
                                                                             ------      ----       -------
                            Total operating expenses.................        60.8       571.3        96.7
                 Income (loss) from operations.......................         5.5      (507.8)      (36.3)
                 Interest income, net................................         2.4         2.9         0.4
                                                                             -----     --------     --------
                 Net income (loss) before income taxes...............         7.9      (504.9)      (35.9)
                 Benefit (provision) for income taxes................        (4.0)       38.3        (0.4)
                                                                           --------    ---------   --------
                 Net income (loss)...................................         3.9%     (466.6)%     (36.3)%
                                                                            ======     ========     ========

     The following table presents the revenue by product (in thousands):

                                                                     Years Ended December 31,
                                                                    1999        2000       2001
                                                                    ----        ----       ----
                         Visual UpTime........................    $ 78,490    $ 59,754   $ 55,557
                         Visual Cell Tracer...................       6,056       7,946      2,980
                         Visual IP InSight....................       4,557       9,466      8,095
                               Continuing product revenue.....      89,103      77,166     66,632
                         Visual Internet Benchmark............       2,616       4,607      4,025
                         Visual Trinity and eWatcher..........         -         7,268      3,591
                               Discontinued product revenue...       2,616      11,875      7,616

                                   Total revenue..............    $ 91,719    $ 89,041   $ 74,248
                                                                  ========    ========   ========


2001 Compared with 2000

     Revenue. Revenue was $89.0 million in 2000 compared to $74.2 million in 2001, a decrease of $14.8 million. The overall decrease in revenue of 16.6% was primarily due to a decrease in Visual Cell Tracer revenue of $5.0 million, from one customer, a decrease in Visual UpTime revenue of $4.2 million, primarily from value added resellers and service providers, a decrease in Visual IP Insight revenue of $1.4 million and a decrease in Visual Trinity revenue of $3.7 million as a result of the discontinuation of the product. The decrease in Cell Tracer revenue was attributable to reduced demand from our sole customer for the product. The decrease in sales of Visual UpTime was primarily attributable to a decrease in purchases from one of our major service provider customers. Sales to all service providers increased from approximately 70% of revenue for 2000 to 77% for 2001.

     As a result of the discontinuation of the Visual Trinity product, we anticipate that future revenue for the product will consist primarily of technical support revenue, all of which is currently included in deferred revenue. We plan to provide technical support for the Visual Trinity product through September 2002.

     We will continue to recognize revenue from the Visual Internet Benchmark product that we sold during 2001, for existing contracts, under which we are still required to perform services. We receive royalty payments from the purchaser on new contracts.

     Gross profit. Cost of revenue consists of subcontracting costs, component parts, direct compensation costs, communication costs, warranty and other contractual obligations, royalties, license fees and other overhead expenses related to manufacturing operations and support of our software products and benchmark services. Gross profit was $56.5 million for 2000 compared to $44.8 million for 2001, a decrease of $11.7 million. Gross margin was 63.5% of revenue for 2000 as compared to 60.4% of revenue for 2001. The decrease in gross margin percentage was due primarily to significant fixed manufacturing and other costs supporting a lower revenue base, fewer high margin software sales primarily due to the discontinuation of the Visual Trinity product and higher fixed costs to support the Visual Benchmark service for existing contracts. Our future gross margins may be affected by a number of factors, including product mix, the proportion of sales to service providers, competitive pricing, manufacturing volumes and an increase in the cost of component parts.

     Research and development expense. Research and development expense consists of compensation for research and development staff, depreciation of test and development equipment, certain software development costs and costs of prototype materials. Research and development expense was $27.3 million for 2000 compared to $19.3 million in 2001, a decrease of $8.0 million. The decrease in research and development expense was due primarily to workforce reductions and facility closures during 2000 and 2001. Research and development expense was 30.6% and 26.0% of revenue for 2000 and 2001, respectively. We intend to incur research and development expenses at a level consistent with the fourth quarter of 2001 or decrease them in absolute dollars during 2002 as a result of our continued focus on the reduction of operating expenses.

     Write-off of purchased research and development. A write-off of purchased research and development costs of $39.0 million was recorded in 2000 in connection with the acquisition of Avesta, Avesta had in-process technology which represented research and development projects of Avesta that had not reached technological feasibility and that had no alternative future use in research and development activities or otherwise. We must charge to expenses as of the date of the acquisition date amounts assigned to in-process research and development ("IPR&D") meeting the foregoing.

     The evaluated projects were future releases of the Trinity, eWatcher and other products. The products in process included both upgrades to existing products as well as major modifications for future releases. Additional products that had been started but not yet assigned a numerical designation and were considered to be only 1% complete were excluded from the evaluation. The Trinity related projects represented the majority of the value assigned to the IPR&D projects. We valued the acquired IPR&D based upon an independent appraisal. The values of the IPR&D projects were determined by estimating the future cash flows from the projects, once commercially feasible, discounting the net cash flows back to their present values and then applying a percentage of completion to the calculated values to reflect the uncertainty of technical success of the projects. The rates used to discount the net cash flows to their present values were based on Avesta's weighted average cost of capital. The percentage of completion was based on management's estimates of the amount of resources spent to date and on the expected use of future resources.

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

     Sales and marketing expense. Sales and marketing expense consists of compensation for the sales and marketing staff, commissions, pre-sales support, travel and entertainment expense, trade shows and other marketing programs. Sales and marketing expense was $41.9 million for 2000 compared to $33.5 million for 2001, a decrease of $8.4 million. The decrease in sales and marketing expense was due primarily to workforce reductions during 2000 and 2001. Sales and marketing expense was 47.1% and 45.1% of revenue for 2000 and 2001, respectively. We intend to incur sales and marketing expenses at a level consistent with the fourth quarter of 2001 or decrease them in absolute dollars during 2002 as a result of our continued focus on the reduction of operating expenses.

     General and administrative expense. General and administrative expense consists of the costs of executive management, finance, administration, and other activities. General and administrative expense was $11.2 million for 2000 compared with $8.9 million for 2001, a decrease of $2.3 million. The decrease in general and administrative expense was due primarily to workforce reductions and facility closures during 2000 and 2001. General and administrative expense was 12.6% and 12.0% of revenue for 2000 and 2001, respectively. We intend to incur general and administrative expenses at a level consistent with the fourth quarter of 2001 or decrease them in absolute dollars during 2002 as a result of our continued focus on the reduction of operating expenses.

     Restructuring and impairment charges. We recorded a restructuring charge of $7.0 million in the fourth quarter of 2000 that consisted primarily of severance and other termination benefits related to a workforce reduction of approximately 140 employees and lease costs and leasehold improvement write-offs related to the closure of facilities in Ottawa, Canada and Sunnyvale, California and the reduction in size of our facilities in Rockville, Maryland and New York, New
York. During the second quarter of 2001, we reversed $723,000 of the restructuring charge recorded in the fourth quarter of 2000 due primarily to lower than estimated costs related to facility closure costs. We recorded a restructuring charge of $3.9 million in the second quarter of 2001 that consisted primarily of severance and other termination benefits related to a workforce reduction of approximately 50 employees and lease costs and leasehold improvement write-offs related to the closure of our New York, New York facility following our announcement to discontinue the Visual Trinity product. During the fourth quarter of 2001, we reversed $1.2 million of the restructuring charge recorded in the second quarter of 2001 due to lower than estimated costs related to facility closures and other contractual obligations. We recorded another restructuring charge of $385,000 in the fourth quarter of 2001 that consisted of severance and other termination benefits related to a workforce reduction of approximately 40 people resulting from our continued focus on the reduction of our operating expenses.

    We recorded an impairment charge of $328.8 million in the fourth quarter of 2000 for the write-off of goodwill and other intangibles related to the Avesta acquisition. We recorded an additional impairment charge of $3.1 million in the second quarter of 2001 as a result of our discontinuation of the Visual Trinity product. We also recorded an impairment charge of $3.9 million in the fourth quarter of 2001 related to the impairment of an investment acquired with the Avesta acquisition and the write-off of the remaining intangible assets related to the Avesta acquisition as a result of our plans for the eWatcher product (see Note 6 of Notes to Consolidated Financial Statements).

    Amortization  of  acquired  intangibles.   We  recorded  $53.4  million  in
amortization of goodwill and other intangibles in 2000 related to the Avesta acquisition compared with $805,000 in 2001. The decrease was the result of decreased goodwill and intangibles resulting from the impairment charges recorded in 2000 and 2001.

    Interest income, net. Interest income, net, was $2.6 million for 2000 compared to $325,000 for 2001. The decrease of $2.3 million was primarily due to decreased cash balances.

    Income taxes. The provision for income taxes for 2001 was $272,000 and related primarily to state income taxes and other non-recoverable income tax payments.

     Net loss. Net loss for 2000 was $415.5 million as compared to $27.0 million for 2001, a decrease of $388.5 million. The decrease was due primarily to a decrease in restructuring and impairment charges, amortization of intangibles and operating expenses, offset in part by decreases in revenue, gross profit, interest income and income tax benefits.

2000 Compared with 1999

     Revenue. We recognized $91.7 million in revenue for 1999 compared to $89.0 million in revenue for 2000, a 2.9% decrease. The decline was due primarily to a decrease in Visual UpTime revenue of $18.7 million, primarily from service providers, offset by increases in revenue related to Visual Cell Tracer, Visual IP InSight and Visual Internet Benchmark and the effect of the acquisition of the Avesta Trinity and eWatcher products. The decrease in sales of Visual UpTime was primarily attributable to a change in purchasing behavior of two major service providers. Sales to all service providers accounted for approximately 72% of revenue for 1999 as compared to 70% for 2000.

     Gross profit. Gross profit was $60.8 million for 1999 compared to $56.5 million for 2000, a decrease of $4.3 million. Gross margin was 66.3% of revenue for 1999 compared to 63.5% of revenue for 2000. The decrease in gross margin percentage was due primarily to higher fixed costs supporting a lower revenue base and approximately $1.9 million in inventory write-downs offset, in part, by the addition of higher-margin software sales of Visual Trinity and Visual eWatcher.

     Research and development expense. Research and development expense was $16.7 million for 1999 as compared to $27.3 million for 2000, an increase of $10.6 million. The increase in research and development expense was due primarily to the costs of the Avesta research and development staff subsequent to the date of acquisition, increased staffing levels and related support costs, and purchases of materials and services used in the development of new or enhanced products. Research and development expense was 18.2% and 30.6% of revenue for 1999 and 2000, respectively.

     Write-off of purchased research and development. A write-off of purchased research and development costs of $39.0 million was recorded in 2000 in connection with the acquisition of Avesta, as described above.

     Sales and marketing expense. Sales and marketing expense was $24.4 million for 1999 compared to $41.9 million for 2000 an increase of $17.5 million. The increase in sales and marketing expense was due primarily to the costs of Avesta sales and marketing staff and programs subsequent to the date of acquisition and continued growth in staffing, commissions and marketing programs. Sales and marketing expense was 26.7% and 47.1% of revenue for 1999 and 2000, respectively.

     General and administrative expense. General and administrative expense was $7.9 million for 1999 compared to $11.2 million for 2000, an increase of $3.3 million. The increase in general and administrative expense was due primarily to the additional costs of the Avesta staff and professional services incurred subsequent to the date of acquisition and increased staffing, professional services and corporate facilities and network infrastructure costs. General and administrative expense was 8.6% and 12.6% revenue for 1999 and 2000, respectively.

     Restructuring and impairment charges. We recorded a restructuring charge of $7.0 million in the fourth quarter of 2000 that consisted primarily of severance and other termination benefits related to a workforce reduction of approximately 140 employees and lease costs and leasehold improvement write-offs related to the closure of facilities in Ottawa, Canada and Sunnyvale, California and the reduction in size of our facilities in Rockville, Maryland and New York, New York. We also recorded an impairment charge of $328.8 million for the write-off of goodwill and other intangibles related to the Avesta acquisition (see Note 6 of Notes to Consolidated Financial Statements).

     Amortization  of  acquired  intangibles.   We  recorded  $53.4  million  in
amortization of goodwill and other intangibles related to the Avesta acquisition in 2000.

     Interest income, net. Interest income, net, for 1999 was approximately $2.3 million as compared to $2.6 million for 2000. The increase of $0.3 million was primarily due to decreased interest expense related to capital leases and other borrowings.

     Income taxes. The benefit for income taxes for 2000 was $34.1 million. The effective tax rate of 8% differed from the statutory rates primarily due to the income tax effect of the Avesta acquisition and increases in the valuation allowance.

     Net income (loss). Net loss for 1999 was $3.6 million for 1999 as compared to $415.5 million for 2000, an increase of $419.1 million. The decrease was due primarily to decreases in revenue and gross profit, increased operating expenses, the write-off of purchased research and development, the amortization of goodwill and other intangible assets and the restructuring and impairment charges.

Liquidity and Capital Resources

     At December 31, 2001, our unrestricted cash balance was $5.9 million compared to $17.4 million as of December 31, 2000, a decrease $11.5 million. This decrease is primarily attributable to cash used in operations, due to operating losses as well as the payment of certain restructuring charges recorded in 2000. Net cash used in operating activities in 2001 was $19.7 million. During the year, we also used cash of $692,000 to purchase equipment and other fixed assets, and we made principal payments on capital lease obligations of $564,000. Cash provided by the maturities of short-term investments was $6.2 million, the sale of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan was $1.3 million, and net borrowings from our bank were $2.0 million.

     We require substantial working capital to fund our business, particularly to finance inventories, accounts receivable, research and development activities and capital expenditures as well as to fund our operating losses. To date, we have financed our operations and capital expenditures primarily with the proceeds from our initial public offering completed in February 1998 and from our operating income generated through the first quarter of 2000. In 2001, as indicated above, we became dependent on cash that was provided by our bank under a credit facility. In addition, from time to time, we have obtained advance payments in connection with certain customer purchase orders. In the fourth quarter of 2001, we received an advance payment of approximately $3.6 million that was classified as a customer deposit in the accompanying consolidated balance sheet as of December 31, 2001; the related customer orders were fulfilled in February 2002. We do not anticipate receiving customer advance payments in the future. Our future capital requirements will depend on many factors, including the rate of revenue growth, if any, as well as our gross margin and our levels of operating expenses, including product research and development, sales and marketing and general and administrative expenses.

     In response to the trends of decreasing revenue and increasing operating expenses, we initiated a restructuring plan in the fourth quarter of 2000 to realign our product portfolio, streamline our operations and devote resources to the markets and products that we believe have the greatest opportunity for growth. In the second quarter of 2001, we announced a plan to discontinue development and sales efforts on the Visual Trinity product and eliminate the related costs. In the fourth quarter of 2001, we made additional reductions in workforce and other operating costs. As a result of these actions, operating expenses, excluding charges related to acquisitions and restructuring and impairment charges, have been reduced from a level of $24.0 million in the fourth quarter of 2000 to $11.9 million in the fourth quarter of 2001.

     Although our revenue for the fourth quarter of 2001 was $17.3 million compared to revenue of $15.3 million in the comparable period of last year, our fourth quarter 2001 revenue decreased from $19.2 million and $20.3 million for the quarters ended September 30, 2001 and June 30, 2001, respectively. Revenue decreased from $89.0 million for the year ended December 31, 2000 to $74.2 million for the year ended December 31, 2001. Our ability to generate operating income in the future is dependent upon not only our continued success in reducing operating expenses, but also our ability to sustain revenue. General market conditions, competitive pressures and other factors beyond our control may adversely affect our ability to generate sufficient revenue to enable us to become profitable. There can be no assurances that we will be able to sustain revenue or become profitable. In the event that the anticipated cost reductions are not realized or we do not meet our revenue goals, we may be required to further reduce our cost structure.

     The significant operating losses incurred by us since the third quarter of 2000 have resulted in a significant reduction in our cash. Our balance of cash and cash equivalents has decreased from $54.6 million at December 31, 1999 to $5.9 million at December 31, 2001. Accounts payable and accrued liabilities totaled $11.7 million at December 31, 2001, and current liabilities exceeded current assets by approximately $6.64 million.

     In order to strengthen our financial position and provide cash for working capital purposes, in March 2002, we issued senior secured convertible debentures in the aggregate amount of $10.5 million in a private placement offering. The debentures are due March 25, 2006, payable in common stock or cash at our option provided certain conditions are satisfied, bear interest at an annual rate of 5% payable quarterly, and are secured by a first priority lien on substantially all of our assets. The debentures may be converted into our common stock at the option of the holders at a price of $3.5163 per share, subject to certain adjustments. The debentures are convertible into a number of shares of common stock equal to the principal amount of the debentures divided by the conversion price, or 2,986,093 shares on the date of issuance. We are required to adjust the conversion price if we issue certain additional shares of our common stock or instruments convertible into common stock at a price that is less than the conversion price of the debentures. We have the right to require the holders to convert their debentures into common stock if the closing price of our common stock exceeds 175% of the conversion price for 20 consecutive days after September 26, 2003.

     The debentures include certain financial covenants related to earnings before interest, taxes, depreciation and amortization for 2002 and 2003. If the financial covenants are not met, the holders may cause us to redeem the debentures at a price equal to the principal amount of the debentures plus accrued interest. The redemption may be made in cash or common stock at our option subject to certain conditions. Redemption of the debentures also may be required upon a specified change of control or upon the occurrence of any one of the other triggering events including, but not limited to, our default on other indebtedness, our failure to register the shares of common stock that may be issued to the debenture holders and our failure to maintain our common stock listing on an eligible market.

     We also issued warrants to purchase 828,861 shares of our common stock at an initial exercise price of $4.2755 per share. The exercise price may be adjusted if we issue certain additional shares of our common stock or instruments convertible into common stock at a lower price than the initial exercise price. The warrants expire on March 25, 2007. The debentures also give the holders the right to purchase 575 shares of to-be-created Series A preferred stock for $5.8 million prior to May 6, 2002. The Series A preferred stock will accrue dividends at an annual rate of 5% that are payable quarterly beginning on June 30, 2002. We will have the right to cause the redemption of the Series A preferred stock on the fourth anniversary of the issuance of such stock based on similar terms to the debentures. We have also granted to the debenture holders the right to purchase $4.75 million of additional shares of to-be-created preferred stock at any time after the six-month anniversary but before the fifteen-month anniversary of the issuance of the debentures. The debenture holders were also granted certain equity participation and registration rights.

     In connection with the issuance of the debentures, the outstanding amounts borrowed from the bank under our accounts receivable-based and our equipment financing arrangements were repaid, and the related loan agreements were terminated. The standby letter of credit, as amended, issued by the bank in December 2000 in the amount of $2.5 million with an expiration date of September 30, 2002 remains outstanding and secured with our pledge of a certificate of deposit in the amount of $2.5 million that matures on October 31, 2001.

     The future success of our company will be dependent upon, among other factors, our ability to generate adequate cash for operating and capital needs. We are relying on our existing balance of cash and cash equivalents and the net proceeds from the issuance of the convertible debentures discussed above together with future sales and the collection of the related accounts receivable to meet our future cash requirements. If cash provided by these sources is not sufficient, we will be required to further reduce our expenditures for operations or to seek additional capital through other means that may include the sale of assets, the sale of equity securities or additional borrowings. There can be no assurance that additional capital will be available, or available on terms that are reasonable or acceptable to us. If we are unable to generate additional cash, our business and financial condition may be materially and adversely affected such that we may need to consider other alternatives for our future.

Additional Risk Factors

     In addition to the other information provided or incorporated by reference in this document, stockholders should also consider the following factors carefully in evaluating whether to make an investment decision. Stockholders should also refer to the section entitled "Forward Looking Statements".

     We have a history of losses and an accumulated deficit and we may not be profitable in the future.

     Our limited history, operating losses and accumulated deficit make predicting our future operating results difficult. Our company was organized in 1993 and we introduced Visual UpTime in mid-1995. Visual IP InSight was introduced in 1997. Accordingly, we have only a limited operating history upon which an evaluation of our products and prospects can be based. As of December 31, 2001, we had an accumulated deficit of approximately $473.9 million.
Although we reported net income of $3.6 million for 1999, we have incurred consolidated net losses in the years ended December 31, 2000 and 2001 of approximately $415.5 million and $27.0 million, respectively. The loss in 2000 related to the year-end write-down of impaired intangible assets recorded in the Avesta acquisition, the write-off of purchased research and development related to the Avesta acquisition, the amortization of the acquired intangibles including goodwill prior to the write-down, the restructuring charge recorded in the fourth quarter as well as reduced revenue and increased operating expenses. The loss in 2001 was due to a reduction in revenue as well as the write-off of the remaining intangible assets related to the Avesta acquisition, restructuring charges recorded in the second and fourth quarters, and the write-off of an investment. While we believe that our restructuring activities and new product strategies will result in sufficient revenue and reduced operating expenses compared to 2001 such that we will return to profitability in 2002, there can be no assurances that we will become profitable.

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

The loss of AT&T, WorldCom or Sprint as customers could harm our business.

     Our primary sales and marketing strategy depends predominantly on sales to service providers. We expect that a significant portion of our revenue in 2002 will be attributable to sales of Visual UpTime and Visual IP InSight to service providers. The loss of any one of AT&T, WorldCom or Sprint, which together have historically provided a majority of our revenue, would result in a substantial loss of revenue that could have a material adverse effect on our business, financial condition and results of operations. For 2001, AT&T, WorldCom and Sprint accounted for 29%, 10% and 14%, respectively, of our consolidated revenue. This concentration should continue as our customer base will consist predominantly of service providers. Existing service provider customers are not easily replaced because of the relatively few participants in that market. High barriers to entry due to extraordinary capital requirements and the likelihood that mergers of existing service providers may further reduce their number mean that replacing a significant network provider company customer will be even more difficult in the future. Furthermore, the small number of customers means that the reduction, delay or cancellation of orders or a delay in shipment of our products to any one service provider customer could have a material adverse effect on our business, financial condition and results of operations. Our anticipated dependence on sizable orders from a limited number of service providers will make the relationship between us and each service provider critically important to our business. As our relationships with these service providers evolve over time, we will make adjustments to product specifications, forecasts and delivery timetables in response to service provider demands and expectations. Further, because none of our agreements contain minimum purchase requirements, there can be no assurance that the issuance of a purchase order will result in significant recurring business. Any inability to manage our service provider relationships successfully could have a material adverse effect on our business, financial condition and results of operations.


Failure of service providers to incorporate our products into their infrastructure may adversely affect the level of future revenue.

     Our service provider deployment strategy depends on the sale of Visual UpTime and Visual IP InSight to service providers for their own network infrastructures. However, capital expenditures by service providers have decreased as they attempt to recover from the deep and sudden decline in the telecommunications markets. The success of our strategy in 2002 will depend, in part, on our ability to demonstrate that our product solutions reduce service provider operating expenses and enable the creation of new revenue-generating services. We cannot be sure that we will be successful in demonstrating the value of our products to service providers. If we are unsuccessful, our future revenue could be significantly lower than anticipated. We believe that the success of the service provider deployment strategy depends on a number of factors over which we may have little or no control, including:

     -acceptance of and satisfaction with our systems by service providers and their customers;

     -our ability to convince the service providers of the operational benefits of Visual UpTime and Visual IP InSight;

     -the realization of operating cost efficiencies by service providers and their customers upon the deployment of Visual UpTime and Visual IP InSight;

     -the demand generation for these systems from customers and support for the systems by the service provider sales forces;

     -the  competitive   dynamics  between  service   providers  that  provide
communication networks for wide area use and the development of service for new world networks overall;

     -our  successful  development  of systems and  products  that  address the
requirements   for   systems   deployed   as  part  of  a   service   provider's
infrastructure;

     -the timing and successful completion of integration development work by service providers to incorporate our service management functionality into their operational infrastructure; and

     -the absence of new technologies that make our products and systems obsolete before they become standardized in network systems.

     The failure of our products to become an accepted part of the service providers' infrastructures or a slower than expected increase in the volume of sales by us to these companies could have a material adverse effect on our business, financial condition and results of operations.

Our long sales cycle requires us to expend significant resources on potential sales opportunities that may never be consummated.

     If we do not generate additional revenue from our sales and marketing efforts, the expended resources and lack of increased revenue could have a material adverse affect on our business, financial condition and results of operations. Our future business prospects depend on growing the sales of our products and services. The incorporation of our products into the infrastructure of service providers is characterized by a long sales cycle to turn opportunities into sales. The risks inherent in the long sales cycle for Visual UpTime and Visual IP InSight, over which we have little or no control over, include:

    -service providers' internal acceptance reviews;

    -service providers' budgetary constraints and technology assessment;

    -service providers' lengthy decision-making processes;

    -the attendant delays frequently associated with service providers' internal procedures to approve large capital expenditures; and

    -the substantial commitment of capital from service providers.

     Sales of Visual UpTime and Visual IP InSight generally involve significant testing by and education of both service providers and their customers as well as a substantial commitment of our sales and marketing resources. As a result, we may expend significant resources pursuing potential sales opportunities that will not be consummated. Even if service providers do deploy our products, the curtailment or termination of service provider marketing programs, the reduction in demand by service provider customers, decreases in service provider capital budgets or the reduction in the purchasing priority assigned to our products, particularly if significant and unanticipated by us, could have a material adverse effect on our business, financial condition and results of operations.

An unanticipated interruption or delay in the scheduled receipt of products from our subcontract manufacturer could reduce revenue.

     We have outsourced the manufacture of substantially all of our ASE units (the analysis service element of our Visual UpTime system) to a single subcontract manufacturing firm. We derive a substantial portion of our revenue from the sale of these units. Our ability to meet the delivery dates requested by customers depends on the timely supply of such products from the subcontract manufacturer. Our bank has issued an irrevocable letter of credit on their behalf in the amount of $2.5 million that expires on September 30, 2002. This letter of credit mitigates, but does not eliminate entirely, the credit and inventory risk for the supplier. The withdrawal of the letter of credit by the bank or our inability to obtain an extension to its current expiration date, if required by the subcontract manufacturer, could harm our business. Similarly, a decision by the subcontract manufacturer to reduce or eliminate the amount of credit extended to us or to stop the shipment of products due to concerns about our financial condition or the amount of their credit and inventory risk could harm our business. Any resulting interruption or delay in the supply of our products by the subcontract manufacturer could result in a loss of revenue.

Failure of the market to accept new world network services would reduce the demand for our products.

     Because our systems are deployed predominantly on new world networks such as frame relay, ATM, IP, remote access and VPNs, our near term success will depend on the continued market acceptance of these technologies as preferred networking solutions. If these services do not maintain widespread market acceptance, the market for our products will be substantially reduced which could have a material adverse effect on our business, financial condition and results of operations. Although we are currently devoting significant resources to the development of additional products, there can be no assurance that we will complete the development of these or any future products in a timely fashion, that we will successfully manage the transition from existing products, that our future products will achieve market acceptance or, if market acceptance is achieved, that we will be able to maintain such acceptance for a significant period of time. If we are unable to develop products on a timely basis that address changing customer needs and technologies, we may lose market share to competitors or be required to substantially increase development expenditures. Such an unanticipated increase in research and development expenditures could have a material adverse effect on our business, financial condition and results of operations. There also can be no assurance that products or technologies developed by others will not adversely affect our competitive position or render our products or technologies noncompetitive or obsolete.

Failure  of  broadband  access  services  to  achieve   significant  market
penetration could impact the effectiveness of our new product strategy.

     Our  new  product   strategy   anticipates   that  customers  will  provide
comprehensive service management for the new world networks running over broadband access facilities such as DSL, fixed wireless, and cable. There is no assurance that these access technologies will achieve broad-based market acceptance for mission-critical applications for the business customers of the service providers. Failure of these technologies to achieve broad-based market acceptance could adversely affect future revenue, financial condition, and results of operations.

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

     Because our service management products and services are based on providing performance measurement and diagnostics for the Internet and corporate IP networks, the Internet must be widely adopted, in a timely manner, as a means of electronic commerce, or e-commerce, and communications. If such adoption should not occur, our business, financial condition and results of operations could be adversely affected. Because e-commerce and communications over the Internet are new and evolving, it is difficult to predict the size of this market and its sustainable growth rate. In addition, we believe that the use of the Internet for conducting business transactions could be hindered for a number of reasons, including, but not limited to:

     -security concerns including the potential for fraud or theft of stored data and information communicated over the Internet;

     -inconsistent quality of service, including well-publicized outages of popular web sites;

     -lack of availability of cost-effective, high-speed service;

     -limited numbers of local access points for corporate users;

     -delay in the development of enabling technologies or adoption of new standards;

     -inability to integrate business applications with the Internet;

     -the need to operate with multiple and frequently incompatible products;
        and

     -a lack of tools to simplify access to and use of the Internet.

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

     The market for our products is characterized by rapid changes, including continuing advances in technology, frequent new product introductions, changes in customer requirements and preferences and changes in industry standards. If we are unable to develop and introduce new products and product enhancements in a timely fashion that accommodate future changes, we will likely lose customers and business which could have a material adverse effect on our business, financial condition and results of operations. The introduction of new technologies or advances in techniques for network services or the integration of service level management functionality into other network hardware components could render our products obsolete or unmarketable. There can be no assurance that (i) our existing products will continue to compete successfully; (ii) our future product offerings will keep pace with the technological changes implemented by our competitors; (iii) our products will satisfy evolving industry standards or preferences of existing or prospective customers; or (iv) we will be successful in developing and marketing products for any future technology. Failure to achieve any one of these objectives could have a material adverse effect on our business, financial condition and results of operations.

We face growing competition that could make it difficult for us to acquire and retain customers.

     The market for service management systems for new world connectivity services is new and rapidly evolving. We expect competition in this market to intensify in the future. Our competitors vary in size and in the scope and breadth of the products and services that they offer. Many of these competitors have greater financial, technical, marketing and other resources than us, and some have well-established relationships with our current and potential customers. As a result, these competitors may be able to respond to new or emerging technologies and changes in customer requirements more effectively than us, or devote greater resources than us to the development, promotion and sale of products. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. We may experience competition from less expensive products and services that provide only a portion of the functionality provided by our products and services. In particular, as prices for network equipment components such as data service units/channel service units decrease, customers may decide to purchase these less expensive products even though they lack certain features offered by our products, particularly when these units are integrated in customer routers and switches. For example, we expect that participants with strong capabilities in these various segments could partner with each other to offer products that supply functionality approaching that provided by Visual UpTime. The success of such products could have a material adverse effect on our business, financial condition and results of operations. If we expand the scope of our products and services, we may encounter many additional, market-specific competitors. These potential competitors include large companies that sell network management software. The success of such products could have a material adverse effect on our business, financial condition and results of operations.

The consolidation of the telecommunications industry could result in a lengthened sales cycle.

     Many companies in the telecommunications industry, particularly Internet service providers, DSL providers and competitive local exchange carriers, are consolidating with each other. As a result, the managements of these companies may be more focused on internal integration and other integration issues and less focused on the purchasing of additional equipment and services for service creation. This is likely to affect our business by lengthening our sales cycle, which could adversely affect our business, financial condition and results of operations.

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

     Many key components used in the manufacture of our products are purchased only from sole or limited sources. If a sole or limited source supplier raises their prices, delays shipments or becomes unable or unwilling to supply a key component, we may be forced to obtain these components from alternative sources if they are available, which could impair our ability to deliver our products to our customers in a timely and cost-effective manner, or could force us to increase our prices or reduce our gross profit margins. Any of these events could have a material adverse effect on our business, financial condition and results of operations and could jeopardize our relationships with those customers. The risks associated with being dependant on sole or limited source suppliers of key components include the following:

     -we have not identified alternative suppliers for all of our key components and we may not be able to find alternative suppliers, if necessary, or find alternative components of comparable quality;

     -we will have to qualify alternative suppliers before components are purchased from them which will, even if successful, necessarily delay the process of procuring the replacement components;

     -most of our suppliers do not have long-term agreements with us, so these suppliers could suddenly increase component prices;

     -even minor delays in shipments of key components from suppliers, which we have experienced in the past, could delay the shipment of our products;

     -although all of our sole or limited source suppliers are based in the United States, some of them may manufacture or acquire components from outside of the United States and thus they may be unable to deliver their components if their own supplies are interrupted by events in other countries; and

     -some of the  components,  including  dynamic  random access  memories and
embedded   communications   processors,   are  subject  to   significant   price
fluctuations.

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

     Our success is dependent on our proprietary technology and intellectual property rights. We currently hold four United States patents and one foreign patent, and also rely on copyright and trade secret laws, trademarks, confidentiality procedures and contractual provisions to protect our proprietary software, documentation and other proprietary information. These protection methods may not be adequate to prevent competitors from developing similar technology. Moreover, in the absence of patent protection, our business may be adversely affected by competitors that develop functionally equivalent technology. Litigation to enforce our intellectual property rights, regardless of its success or failure, could be burdensome and expensive and could involve a high degree of uncertainty. In addition, legal proceedings may divert management's attention from growing our business. We may be subject to additional risk as we enter into transactions in countries where intellectual property laws are not well developed or enforced effectively. Legal protection of our rights may be ineffective in such countries, and technology developed or used in such countries may not be protected in jurisdictions where protection is ordinarily available. Failure to adequately protect our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

The loss of key people could jeopardize our growth prospects.

     The loss of the services of Elton King, our President and Chief Executive Officer; Steven Hindman, our Executive Vice President, Sales and Marketing; or John Saunders, our Chief Financial Officer, or any other key employee could adversely affect our ability to execute our business plan and could have a material adverse effect on our business, financial condition and results of operations. Our success depends to a significant degree upon the continuing contributions of our key management and technical employees, particularly Messrs. King, Hindman and Saunders.

Our inability to recruit and retain employees may hurt our growth prospects.

     Our future success depends on our ability to attract and retain highly skilled managerial, sales, marketing, customer support and product development personnel. Intense competition for technically trained sales and product development personnel makes recruiting and keeping qualified personnel difficult. There can be no assurance that we will be successful in continuing to attract and retain skilled employees. Failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Our defense of the litigation relating to our alleged false and misleading statements may result in costly litigation, divert the efforts and attention of our management, and be unsuccessful.

     We are defending ourselves against the claims discussed in "Item 3. Legal Proceedings." We believe that the plaintiffs' claims are without merit and we intend to defend this case vigorously. We may, however, incur significant legal costs related to this litigation. We cannot presently determine the ultimate outcome of this action and the effects, if any, on our financial statements. A negative outcome could have a material adverse effect on our business, financial condition and results of operations. Failure to prevail in the shareholder's suit could result in the payment of substantial damages and the reimbursement of plaintiffs' legal costs.

We may face difficulties assimilating and may incur costs associated with any future acquisitions.

     We may seek to acquire or invest in businesses, products or technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. Acquisitions could create risks for us, including:

     -difficulties in assimilation of acquired personnel, operations and technologies;

     -unanticipated costs associated with the acquisition;

     -diversion of management's attention from our core business;

     -adverse effects on existing business relationships with channel partners of our products and services and our customers; and

     -use of substantial portions of our available cash to consummate the acquisition.

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

     Terms of our certificate of incorporation and bylaws make it more difficult for another individual or company to acquire control of our company, even if a change of control would benefit our stockholders. These terms include:

     -our board of directors, without stockholder approval, may issue up to 5,000,000 shares of preferred stock on terms that they determine. This preferred stock could be issued quickly with terms that delay or prevent the change in control of our company, make removal of management more difficult or depress the price of our stock;

     -certain provisions of our certificate of incorporation and bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest;

     -we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law which prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner;

     -our board of directors is "staggered" so that only a portion of its members are elected each year;

     -only our board of directors, our chairman of the board, our president or stockholders holding a majority of our stock can call special stockholder meetings; and

     -special procedures must be followed in order for stockholders to present proposals at stockholder meetings.

     In addition, our credit facility with Silicon Valley Bank prohibits us from engaging in a merger with or being acquired by another entity without their consent, unless we are the surviving entity and the transaction does not otherwise create an event of default.

Risks Pertaining to Arthur Andersen LLP

     Our access to capital markets and timely financial reporting may be impaired if we need to engage a new independent public accounting firm. On March 14, 2002, our independent public accountant, Arthur Andersen LLP, was indicted on federal obstruction of justice charges arising from the government's investigation of Enron. Arthur Andersen has indicated that it intends to contest vigorously the indictment. The SEC has said that it will continue accepting financial statements audited by Arthur Andersen, and interim financial statements reviewed by it, so long as Arthur Andersen is able to make certain representations to its clients. Our access to the capital markets and its ability to make timely SEC filings could be impaired if the SEC ceases accepting financial statements audited by Arthur Andersen, if Arthur Andersen becomes unable to make the required representations to us or if for any other reason Arthur Andersen is unable to perform required audit-related services for us. In such a case, we would promptly seek to engage a new independent public accounting firm or take such other actions as may be necessary to enable us to maintain access to the capital markets and to timely file our financial reports.


Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

     We are exposed to market risk from changes in interest rates. Our investment policy restricts us to investing only in investment-grade securities. A failure of these investment securities to perform at their historical levels could reduce the interest income realized by us. We have cash flow exposure to changing interest rates on our borrowings against our equipment financing line at variable interest rates. Any borrowings under our credit facility are also sensitive to changes in interest rates. As of December 31, 2001, we had $1.7 million outstanding under our accounts receivable-based credit facility and $376,000 outstanding under our equipment financing facility (see Note 2 of Notes to Consolidated Financial Statements). The estimated fair value of such debt is also subject to market risk. As of December 31, 2001, the fair value of our long-term debt did not differ materially from its carrying value.

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



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                                       PART III

Item 10. Our Directors and Executive Officers.

     The information required by Item 10 is hereby incorporated by reference from the Proxy Statement for our 2002 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

     The information required by Item 11 is hereby incorporated by reference from the Proxy Statement for our 2002 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by Item 12 is hereby incorporated by reference from the Proxy Statement for our 2002 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

     The information required by Item 13 is hereby incorporated by reference from the Proxy Statement for our 2002 Annual Meeting of Stockholders.

                                       PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.


(a) Documents filed as part of the report:

(1) Report of Independent Public Accountants
    Consolidated Balance Sheets as of December 31, 2000 and 2001 Consolidated Statements of Operations for the years ended
     December 31, 1999, 2000 and 2001
    Consolidated Statements of Changes in Stockholders'
     Equity for the years ended December 31, 1999, 2000 and 2001 Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 2000 and 2001
    Notes to Consolidated Financial Statements
(2) Financial Statement Schedule
(3) Exhibits

The following exhibits are filed or incorporated by reference as stated below:


    Exhibit Number                                Description
       3.1              Amended and Restated Certificate of Incorporation of the Company
       3.1.1            Certificate of Amendment to Amended and Restated Certificate of Incorporation
       3.2              Restated By-Laws of the Company.
      10.1              1994 Stock Option Plan.
      10.2              1997 Omnibus Stock Plan, as amended.
      10.3 *            Amended and Restated 1997 Directors' Stock Option Plan.
      10.4 !!           2000 Stock Incentive Plan, as amended.
      10.5 *t           Reseller/Integration Agreement, dated August 29, 1997, by and between the Company and
                         MCI Telecommunications Corporation.
      10.5.1$$$tt       Second Amendment, dated November 4, 1998, to the Reseller/Integration Agreement between the Company and MCI Telecommunications Corporation (relating to Exhibit 10.5).
      10.6 ****tt       Master Purchase of Equipment and Services Agreement, dated as of May 22, 2000, between
                         Sprint/United Management Company and the Company.
      10.7 *t           General Agreement for the Procurement of Equipment, Services and Supplies, dated
                         November 26, 1997, between the Company and AT&T Corp.
      10.8 *            Lease Agreement, dated December 12, 1996, by and between the Company and The Equitable
                         Life Assurance Society of the United States.
      10.8.1 *          Lease Amendment, dated September 2, 1997, by and between the Company and The Equitable
                         Life Assurance Society of The United States (related to Exhibit 10.8).
      10.8.2 $$$        Second Lease Amendment, dated February 8, 1999, by and between the Company and TA/Western,
                         LLC, successor to The Equitable Life Assurance Society of The United States
                         (relating to Exhibit 10.8).
      10.8.3 ***        Third Lease Amendment, dated January 10, 2000, by and between the Company and TA/ Western,
                         LLC (relating to Exhibit 10.8).
      10.8.4 !!         Fourth Lease Amendment, dated May 17, 2000, by and between the Company and TA/ Western,
                         LLC (relating to Exhibit 10.8).
      10.10 *           Employment Agreement, dated December 15, 1994, by and between the Company and Scott
                         E. Stouffer, as amended.
      10.11 !!          Lease Agreement, dated April 7, 2000, by and between Visual Networks, Inc. and TA/ Western, LLC.
      10.12 *           Terms of Employment, dated June 11, 1997, by and between the Company and Peter J. Minihane, as amended.
      10.17 **          Net2Net 1994 Stock Option Plan.
      10.20 $$          1999 Employee Stock Purchase Plan, as amended April 11, 2001.
      10.22 %           Inverse Network Technology 1996 Stock Option Plan.
      10.23 !!          Avesta Technologies 1996 Stock Option Plan.
      10.24 ****        Loan and Security Agreement, dated February 28, 2001, by and between Silicon Valley Bank and the Company.
      10.24.1 !!!       First Loan Modification to the Loan and Security Agreement, dated May 24, 2001 (related to Exhibit 10.24).
      10.24.2           Second Loan Modification to the Loan and Security Agreement, dated December 20, 2001
                         (related to Exhibit 10.24).
      10.25 ****        Accounts Receivable Financing Agreement dated February 28, 2001, by and between Silicon Valley Bank and the Company.
      10.25.1 !!!       First Loan Modification to the Accounts Receivable Financing Agreement, dated May 24, 2001
                         (related to Exhibit 10.25).
      10.25.2           Second Loan Modification to the Accounts Receivable Financing Agreement, dated December 20, 2001
                         (related to Exhibit 10.25).
      10.25.3           Third Loan Modification to the Accounts Receivable Financing Agreement, dated February 28, 2002
                         (related to Exhibit 10.25).
      10.26 ****        Intellectual Property Security Agreement dated February 28, 2001, by and between Silicon Valley Bank and the Company.
      10.28 !!!         Employment Agreement, dated May 3, 2001, by and between the Company and Elton King.
      10.29 !!!         Nonstatutory Stock Option Grant Agreement, dated May 3, 2001, by and between the Company and Elton King.
      10.30 !!!         Terms of Employment, dated July 27, 2000, by and between the Company and Steve Hindman.
      10.31             Terms of Employment, dated October 23, 2001 by and between the Company and John Saunders.
      10.32             Consulting Agreement, dated February 16, 2002, by and between the Company and Peter J. Minihane.
      21.1 ****         List of subsidiaries of the Company.
      23.1              Consent of Arthur Andersen LLP.
      24.1              Powers of Attorney (included in signature pages).
      99.1              Letter regarding Arthur Andersen as our Independent Public Accountants.



                 *        Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-41517.
                **        Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8,
                           No. 333-53153.
               ***        Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
                           December 31, 1999.
              ****        Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
                          December 31, 2000.
                 %        Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8,
                           No. 333-88719.
                 @        Incorporated herein by reference to the Company's Registration Statement on Form S-4, No. 333-33946.
                 $        Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q
                           for the three months ended June 30, 1999.
                $$        Incorporated herein by reference to the Company's Definitive Proxy Statement on Schedule 14A filed
                           April 30, 2001.
               $$$        Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
                           December 31, 1998.
                 t        Portions of this Exhibit were omitted and have been filed separately with the Secretary of the
                           Commission pursuant to the Company's Application Requesting Confidential Treatment under Rule 406 of the Securities Act, filed on December 22, 1997, January 28, 1998 and February 4, 1998.
                tt        Portion's of this Exhibit were omitted and have been filed separately with the Secretary of the
                           Commission pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act.
                !!        Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2000.
               !!!        Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2001.


(b) Reports on Form 8-K

    None.

(c) Exhibits

The exhibits required by this Item are listed under Item 14(a)(3).

(d) Financial Statement Schedules

The consolidated financial statement schedules required by the Item are listed under Item 14(a)(2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rockville, Maryland, on the 1st day of April, 2002.

                                      VISUAL NETWORKS,INC.

                                      By: /s/ JOHN H. SAUNDERS
                                      ________________________________________
                                              John H. Saunders
                                              Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the date indicated.

     Each person whose signature appears below in so signing also makes, constitutes and appoints Elton R. King, John H. Saunders and Nancy A. Spangler, and each of them acting alone, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this Report, with exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

          Signature                          Title                        Date
          ---------                          -----                        ----

    /s/ ELTON R. KING              President and Chief                  4/01/02
        Elton R. King              Executive Officer, Director

    /s/ SCOTT E. STOUFFER          Chairman of the Board                4/01/02
        Scott E. Stouffer            of Directors


    /s/ MARC F. BENSON             Director                             4/01/02
        Marc F. Benson


    /s/ GEORGE MICHAEL CASSITY     Director                             4/01/02
        George Michael Cassity

    /s/ TED MCCOURTNEY             Director                             4/01/02
        Ted McCourtney


    /s/ PETER J. MINIHANE          Director                             4/01/02
        Peter J. Minihane


    /s/ WILLIAM J. SMITH           Director                             4/01/02
        William J. Smith

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


 Report of Independent Public Accountants
 Consolidated Balance Sheets as of December 31, 2000 and 2001
 Consolidated Statements of Operations for the years ended
   December 31, 1999, 2000 and 2001
 Consolidated Statements of Changes in Stockholders' Equity (Deficit)
   for the years ended December 31, 1999, 2000 and 2001
 Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 2000 and 2001
 Notes to Consolidated Financial Statements
 Financial Statement Schedule



                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Visual Networks, Inc.:

     We have audited the accompanying consolidated balance sheets of Visual Networks, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visual Networks, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Vienna, Virginia
March 27, 2002

                              VISUAL NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                               December 31,
                                                             2000        2001
                                                             ----        ----
Assets
Current assets:
  Cash and cash equivalents ..........................   $  17,369    $   5,921
  Restricted short-term investments ..................     -------        2,503
  Short-term investments .............................       3,700     --------
  Accounts receivable, net of allowance of $1,103
    and $554, respectively ...........................       7,615        7,488
  Inventory ..........................................      13,474        5,768
  Other current assets ...............................       3,089        1,161
                                                             -----     --------
          Total current assets .......................      45,247       22,841
Property and equipment, net ..........................      10,738        6,061
Intangible assets ....................................       8,510         --
Restricted investments ...............................       5,037         --
Other assets .........................................       4,525         --
                                                             -----     --------
          Total assets ...............................   $  74,057    $  28,902
                                                         =========    =========

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable and accrued expenses ..............   $  29,354    $  11,723
  Deferred revenue ...................................      17,769       11,782
  Customer deposits ..................................        --          3,588
  Line of credit .....................................        --          1,663
  Current portion of long-term debt ..................         606          661
                                                            ------       ------
          Total current liabilities ..................      47,729       29,417
Long-term debt, net of current portion ...............         243         --
                                                            ------       ------
          Total liabilities ..........................      47,972       29,417
                                                            ------       ------
Commitments and contingencies (Note 9)
Stockholders' equity (deficit):
  Common stock, $.01 par value; 200,000,000 shares
     authorized,  31,296,383 and 31,915,752 shares
     issued and outstanding, respectively ............         313          319
  Additional paid-in capital .........................     473,108      473,132
  Deferred compensation ..............................        (402)         (80)
  Accumulated other comprehensive income .............          11           21
  Accumulated deficit ................................    (446,945)    (473,907)
                                                          --------     --------
          Total stockholders' equity (deficit) .......      26,085         (515)
                                                          --------      -------
          Total liabilities and stockholders' equity .   $  74,057    $  28,902
          (deficit) ..................................   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.


                                                         VISUAL NETWORKS, INC.

                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (in thousands, except per share data)

                                                                               Years Ended December 31,
                                                                             1999        2000        2001
                                                                             ----        ----        ----
                    Revenue ........................................   $  91,719    $  89,041    $  74,248
                    Cost of revenue ................................      30,888       32,515       29,431
                                                                          ------       ------       ------
                      Gross profit .................................      60,831       56,526       44,817
                                                                          ------       ------       ------
                    Operating expenses:
                      Research and development .....................      16,677       27,277       19,320
                      Write-off of in-process research and
                       development .................................        --         39,000         --
                      Sales and marketing ..........................      24,447       41,907       33,484
                      General and administrative ...................       7,928       11,247        8,895
                      Merger-related costs .........................       6,776         --           --
                      Restructuring and impairment charges .........        --        335,810        9,328
                      Amortization of goodwill and other intangibles        --         53,426          805
                                                                          ------     --------       ------
                         Total operating expenses ..................      55,828      508,667       71,832
                    Income (loss) from operations ..................       5,003     (452,141)     (27,015)
                                                                           -----     --------      -------
                    Interest income, net ...........................       2,270        2,598          325
                                                                        --------     --------       ------
                    Income (loss) before income taxes ..............       7,273     (449,543)     (26,690)
                    Benefit (provision) for income taxes ...........      (3,722)      34,058         (272)
                                                                        --------     --------       ------
                    Net income (loss) ..............................       3,551     (415,485)     (26,962)
                                                                        ========    ==========    ==========
                    Basic income (loss) per share ..................        0.14      (14.46)       (0.85)
                                                                        ========    ==========    ==========
                    Diluted income (loss) per share ................        0.13      (14.46)       (0.85)
                                                                         =======    ==========    ==========
                    Basic weighted-average shares outstanding ......      24,583       28,733       31,585
                                                                         =======    ==========    ==========
                    Diluted weighted-average shares outstanding ....      26,547       28,733       31,585
                                                                        ==========  ==========    ==========

                        The accompanying notes are an integral part of these consolidated financial statements.


                                                         VISUAL NETWORKS, INC.

                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                   (in thousands, except share data)

                                                                                                          Notes
                                                                                      Additional        Receivable
                                                                                        Paid-in            from
                                                              Common Stock              Capital         Stockholders
                                                       Shares              Amount
Balance, December 31, 1998 ....................     24,190,219          $     242       $ 83,977       $   (147)
  Exercise of stock options and
     warrants .................................        699,266                  7          2,047              -
  Income tax benefit from exercise of .........
    stock options                                         -                     -          3,722              -
  Issuance of common stock under
    employee stock purchase plan ..............          4,182                  -            132              -
  Repurchase of common stock ..................        (60,058)                (1)            -               -
  Repayment of shareholder notes ..............           -                     -             -              147
  Deferred compensation .......................           -                     -            291              -
  Amortization of deferred compensation .......           -                     -             -               -
  Net income ..................................           -                     -             -               -

Balance, December 31, 1999 ....................     24,833,609                248         90,169              -
  Issuance of common stock options
    and warrants in acquisition................      5,413,530                 54         378,793             -
  Exercise of stock options and
    warrants ..................................        866,366                  9           3,173             -
  Issuance of common stock under
    employee stock purchase plan ..............        182,878                  2           1,047             -
  Deferred compensation adjustments ...........           -                     -            (74)             -
  Amortization of deferred
     compensation .............................           -                     -             -               -
  Foreign currency translation
     adjustment ...............................           -                     -             -               -
  Net loss ....................................           -                     -             -               -

Balance, December 31, 2000 ....................     31,296,383                313        473,108              -
  Return of shares in settlement of
   indemnification claims related to acquisition      (134,000)                 1           (989)             -
  Exercise of stock options and warrants ......         435,091                 4            520              -
  Issuance of common stock under
    employee stock purchase plan ..............         337,675                 3            746              -
  Repurchase of common stock ..................        (19,397)                 -            (11)             -
  Deferred compensation adjustments ...........            -                    -           (242)             -
  Amortization of deferred
    compensation ..............................            -                    -             -               -
  Foreign currency translation
    adjustment ................................            -                    -             -               -
  Net loss ....................................            -                    -             -               -

Balance, December 31, 2001.....................     31,915,752          $     319       $    473,132   $      -
                                                    ==========          =========       ============    ===========


                                                                         Accumulated
                                                                           Other
                                                    Deferred            Comprehensive     Accumulated        Total
                                                  Compensation             Income         Deficit
                                                  ------------          --------------    -----------      -------
Balance, December 31, 1998 ....................   $       (739)        $       -          $(35,011)     $   48,322
  Exercise of stock options and
     warrants .................................           -                    -              -              2,054
  Income tax benefit from exercise
   of stock options............................           -                    -              -              3,722
  Issuance of common stock under
    employee stock purchase plan ..............           -                    -              -                132
  Repurchase of common stock ..................           -                    -              -                (1)
  Repayment of shareholder notes ..............           -                    -              -                147
  Deferred compensation .......................           (291)                -              -                 -
  Amortization of deferred
    compensation ..............................            325                 -              -                325
  Net income ..................................           -                    -             3,551           3,551
Balance, December 31, 1999 ....................          (705)                 -           (31,460)         58,252
  Issuance of common stock,
  options and warrants in acquisition..........           -                    -              -            378,847
  Exercise of stock options and
    warrants ..................................           -                    -              -              3,182
  Issuance of common stock under
    employee stock purchase plan ..............           -                    -              -              1,049
  Deferred compensation adjustments ...........            74                  -              -                 -
  Amortization of deferred
     compensation .............................           229                  -              -                229
  Foreign currency translation
     adjustment ...............................           -                    11             -                  11
  Net loss ....................................           -                    -          (415,485)        (415,485)
Balance, December 31, 2000 ....................          (402)                 11         (446,945)          26,085
  Return of shares in settlement of
   indemnification claims related to acquisition          -                    -              -              (990)
  Exercise of stock options and warrants ......           -                    -              -               524
  Issuance of common stock under
    employee stock purchase plan ..............           -                    -              -               749
  Repurchase of common stock ..................           -                    -              -               (11)
  Deferred compensation adjustments ...........           242                  -              -                  -
  Amortization of deferred
    compensation ..............................            80                  -              -                 80
  Foreign currency translation
    adjustment ................................           -                    10             -                10
  Net loss ....................................           -                    -           (26,962)         (26,962)

Balance, December 31, 2001...........             $       (80)         $       21     $   (473,907)     $      (515)
                                                  ===========         ===========     ============      =============



                        The accompanying notes are an integral part of these consolidated financial statements.


                                               VISUAL NETWORKS, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                                        Years Ended December 31,
                                                                                      1999        2000        2001
                                                                                      ----        ----        ----
          Cash Flows from Operating Activities:
          Net income (loss).........................................                $ 3,551   $ (415,485)  $ (26,962)
          Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
            Depreciation and amortization...........................                  4,033       59,666       5,657
            Write-off of purchased research and development.........                    -         39,000         -
            Non-cash restructuring and impairment charges...........                    -        329,910       8,203
            Deferred taxes..........................................                    -        (34,058)        -
            Changes in assets and liabilities:
               Accounts receivable..................................                 (3,426)       5,152         127
               Inventory............................................                 (2,912)      (5,476)      7,706
               Other assets.........................................                   (312)        (113)      2,185
               Accounts payable and accrued expenses................                 6,235        8,312     (16,094)
               Deferred revenue.....................................                 3,841       (3,834)     (4,155)
               Customer deposits....................................                 (4,613)        -          3,588

            Net cash provided by (used in) operating activities.....                 6,397      (16,926)    (19,745)
          Cash Flows from Investing Activities:
            Net (purchases) sales/maturities of short-term
               investments..........................................                  1,002       (3,145)      6,234
            Proceeds from sale leaseback transactions...............                    750          -           -
            Expenditures for property and equipment.................                (5,828)      (7,623)       (692)
            Investment in joint venture.............................                   -            (797)         -
            Merger-related transaction costs, net of cash acquired..                   -         (10,234)         -
            Net cash provided by (used in) investing activities.....                 (4,076)     (21,799)      5,542
          Cash Flows from Financing Activities:
            Exercise of stock options and warrants and employee
             stock purchase plan, net of stock repurchases..........                  2,185        4,231       1,262
            Repayments of notes receivable from stockholders........                    147          -           -
            Net borrowings (repayments) under credit agreements.....                 (1,079)      (1,658)      2,039
            Principal payments on capital lease obligations.........                  (600)      (1,119)       (564)
            Net cash provided by financing activities...............                    653        1,454       2,737
          Effect of exchange rate changes...........................                    -             11          18
          Net Increase (Decrease) in Cash and Cash Equivalents......                 2,974      (37,260)    (11,448)
          Cash and Cash Equivalents, Beginning of Year..............                 51,655       54,629      17,369
          Cash and Cash Equivalents, End of Year....................                $54,629   $   17,369   $    5,921
                                                                                     ======       ======       =====
          Supplemental Cash Flow Information:
            Cash paid for income taxes..............................                $    18   $        9   $      22
                                                                                     ======       ======       =====
            Cash paid for interest..................................                $    232  $       211  $      199
                                                                                     ======       ======       =====
          Supplemental Disclosure of Non-Cash Investing and
            Financing Activities:
            Issuance of common stock, options and warrants in
               acquisition..........................................                $   -     $   378,847  $      -
                                                                                     =======     =======      =======
            Return of shares in settlement of indemnification
               claims related to acquisition........................                $   -            -     $   (990)
                                                                                     =======  $  ========      ======


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

Risks and Other Important Factors

     The Company incurred net losses of $415.5 million and $27.0 million for the years ended December 31, 2000 and 2001, respectively. The deterioration of the operating results in 2000, excluding the effects of the impairment and restructuring charges and the write-off of in-process research and development ("IPR&D"), was due primarily to decreased revenue and increased operating expenses compared to 1999. In response to these results, the Company made significant reductions in operating expenses in 2001. Excluding the effects of the impairment and restructuring charges, amortization of intangible assets and the write-off of IPR&D, operating expenses decreased from $80.4 million in 2000 to $61.7 million in 2001. However, revenue declined from $89.0 million in 2000 to $74.2 million in 2001. The Company's ability to generate operating income in the future is, in large part, dependent on its success in sustaining revenue and reducing operating expenses. Due to market conditions, competitive pressures, and other factors beyond its control, there can be no assurances that the Company will be able to adequately sustain revenue in the future. The Company believes that it has reduced operating expenses to a sufficient level such that when combined with the anticipated revenue, the Company will return to profitability. In the event that the anticipated cost reductions are not realized or revenue goals are not met, the Company may be required to further reduce its cost structure. There can be no assurance that the Company will become profitable.

     The success of the Company is also dependent on its ability to generate adequate cash for operating and capital needs. The Company is relying on its existing cash and cash equivalents, investments and the net proceeds from the issuance of the convertible debentures (see Note 10), together with future sales and the collection of the related accounts receivable to meet its future cash requirements. If cash provided by these sources is not sufficient to fund future operations, the Company will be required to further reduce its expenditures for operations or to seek additional capital through other means which may include the sale of assets, the sale of equity securities or additional borrowings. There can be no assurances that additional capital will be available, or available on terms that are reasonable or acceptable to the Company.

     The Company's operations are subject to certain other risks and uncertainties, including among others, dependence on major service provider customers, successful incorporation of the Company's products into service providers' infrastructures, long sales cycle, changes in the market's acceptance of and demand for the Company's products, rapidly changing technology, current and potential competitors with greater financial, technological, production, and marketing resources, changes in the telecommunications industry including consolidation and break-up of significant customers, dependence on sole and limited source suppliers, limited protection of intellectual property and proprietary rights, dependence on key management personnel, ability to recruit and retain employees, defense against pending litigation, and uncertainty of future profitability and possible fluctuations in financial results.

Business Combinations and Basis of Presentation

     On September 30, 1999, Visual acquired Inverse Network Technology ("Inverse") in a merger transaction accounted for as a pooling of interests. Inverse was a provider of service level management software solutions and Internet measurement services. Visual issued 4,096,429 shares of its common stock in exchange for all of the outstanding preferred and common stock of Inverse. In addition, outstanding Inverse stock options and warrants were converted into options and warrants to purchase 425,088 shares of Visual common stock. In connection with the Inverse acquisition, the Company recorded merger-related transaction costs of approximately $6.8 million that consisted primarily of fees for investment bankers, attorneys, and accountants.

     The accompanying consolidated financial statements have been retroactively restated to reflect the combined financial position and combined results of operations and cash flows for all periods presented, giving effect to the acquisition of Inverse as if it had occurred at the beginning of the earliest period presented.

Results of operations for the separate and combined companies prior to the pooling transaction are as follows (in thousands):

                                  Six Months Ended
                                    June 30, 1999
                                    -------------
                                     (unaudited)
            Revenue:
              Visual..........        $36,005
              Inverse.........          3,793
                                      $39,798
                                      =======

            Net Income (Loss):
              Visual..........        $ 6,178
              Inverse.........         (5,074)
                                      $ 1,104
                                      =======

     On May 24, 2000, Visual acquired Avesta Technologies, Inc. ("Avesta") in a merger transaction accounted for using the purchase method of accounting. Avesta was a provider of fault management and application performance monitoring software systems to e-business customers (see Note 5). The results of operations of Avesta have been included in the accompanying consolidated statements of operations from the date of acquisition (hereafter, Visual, Inverse and Avesta are collectively referred to as the "Company").

Principles of Consolidation

     The consolidated financial statements include the accounts of Visual Networks, Inc. and its wholly owned subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     The Company considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains its cash and cash equivalents with high credit quality financial institutions. The Company's cash equivalents as of December 31, 2000 consistd primarily of investments in money market funds that invest in U.S.
Treasury  obligations,  repurchase  agreements  collateralized  by U.S. Treasury securities, and high quality corporate obligations. The Company had approximately $10.8 million invested in money market funds as of December 31, 2000. The Company did not have any cash equivalents as of December 31, 2001

Investments

    Investments in marketable securities are classified as available-for-sale and are reported at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The fair values are based on quoted market prices. Unrealized gains and losses on marketable securities are reported as a separate component of comprehensive income, if significant. As of December 31, 2000, the Company held short-term investments in U.S. Treasury obligations maturing within one year. The Company also held a $5.0 million certificate of deposit related to a letter of credit issued to its contract manufacturer that was included as a restricted investment in the accompanying consolidated balance sheet as of December 31, 2000. During 2001, the certificate of deposit was reduced to $2.5 million; it matures on October 31, 2002. The certificate of deposit has been included as a restricted short-term investment in the accompanying consolidated balance sheet as of December 31, 2001. As of December 31, 2000 and 2001, unrealized gains and losses were not material.

     As of December 31, 2000, the Company had an investment in an entity, accounted for using the equity method of accounting, in which the Company had less than a majority ownership interest but over which the Company could exercise significant influence. The carrying value of this investment of $747,000 was included in other assets in the accompanying consolidated balance sheet as of December 31, 2000. The entity was established as a distributor for the Visual Trinity product but the Company did not have any sales to the entity. As a result of the Company's announcement to discontinue development and sales efforts on the Visual Trinity product, the Company wrote-off the remaining carrying value of $656,000 during the three months ended June 30, 2001. During the fourth quarter of 2001, the Company completed a settlement agreement with the entity and other partner whereby the Company forfeited its ownership interest in the entity for no consideration. The write-off is included in the restructuring and impairment charge in the accompanying consolidated statement of operations for the year ended December 31, 2001.

     The Company also has an investment in an entity in which the Company exercises no control or significant influence. Such investment was accounted for under the cost method and its carrying value of approximately $3.7 million was included in other assets in the accompanying consolidated balance sheet as of December 31, 2000. The Company reviewed the carrying value of this investment for impairment throughout 2001 and determined that there was an other than temporary decline in the value of the investment based primarily on the Company's assessment of the continued declining financial condition of the entity in the fourth quarter of 2001. The Company wrote-off of the entire balance of approximately $3.7 million. The write-off is included in the restructuring and impairment charge in the accompanying consolidated statement of operations for the year ended December 31, 2001.

Inventory

     Inventory is stated at the lower of average cost or market, and consists of the following (in thousands):

                                       December 31,
                                       2000      2001
                                       ----      ----
                 Raw materials...   $  4,301  $  1,137
                 Work-in-progress        151       238
                 Finished goods..      9,022     4,393
                                    $ 13,474  $  5,768
                                    ========  ========

Property and Equipment

     Property and equipment is carried at cost and depreciated over its estimated useful life, ranging from three to five years, using the straight-line method. Equipment held under capital leases is recorded at the present value of the future minimum lease payments and is amortized on a straight-line basis over the shorter of the assets' useful lives or the relevant lease term, ranging from three to seven years. Property and equipment consists of the following (in thousands):

                                                      December 31,
                                                    2000       2001
                                                    ----       ----
                 Equipment and software.....    $  17,480  $  18,046
                 Furniture and fixtures.....        2,370      2,351
                 Leasehold improvements.....        2,942      2,208
                                                  -------    -------
                                                   22,792     22,605
                 Less-Accumulated depreciation    (12,054)   (16,544)
                                                $  10,738  $   6,061
                                                =========  =========

Intangible Assets

     As of December 31, 2000, intangible assets consisted of identifiable intangibles related to the acquisition of Avesta (see Note 5). During 2001, the Company determined that all of the remaining intangible assets were impaired and recorded an impairment charge to write-off the remaining balances. Intangible assets consisted of the following (in thousands) at December 31, 2000:


                 Assembled workforce........      $   224
                 Trademarks/trade names.....        1,064
                 Completed technology.......        7,222
                      Total.................      $ 8,510
                                                  =======

Long Lived Assets

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews its long-lived assets, including property and equipment, identifiable intangibles and goodwill, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If future estimated undiscounted net cash flows are more likely than not to be less than the carrying amount of the long-lived assets, then such assets are written down to their fair value. The Company recorded an impairment charge of $328.8 million in the fourth quarter of 2000. This charge included $203.2 million related to goodwill, which represented the entire remaining unamortized balance, and $125.6 million related to the other acquired intangibles including the completed technology, the assembled workforce and the trademarks/trade names related to the Avesta acquisition. The Company also recorded impairment charges of $3.3 million during 2001. The impairment charge related to the remaining acquired intangibles from the Avesta acquisition and resulted from the discontinuation of the Visual Trinity product and the Company's plans to combine certain functionality of the Visual eWatcher product with the Visual IP InSight product (see Notes 5 and 6). The impairment charges for the years ended December 31, 2000 and 2001 are included in the restructuring and impairment charge in the accompanying consolidated statements of operations. The Company's estimates of anticipated revenue and profits and the remaining estimated lives of long-lived assets, could be reduced significantly in the future. As a result, the carrying amount of long-lived assets could be reduced in the future.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

                                        December 31,
                                       2000       2001
                                       ----       ----
            Accounts payable.....    $ 4,391    $ 2,644
            Accrued compensation.      6,936      1,794
            Accrued restructuring      4,306      1,421
            Other accrued expenses    13,721      5,864
                                     $29,354    $11,723
                                     =======    =======

Revenue Recognition

     The Company's service management products and services include hardware, software, benchmark services, professional services and technical support. The Company generally recognizes revenue from the sale or license of its products upon delivery and passage of title to the customer. Where agreements provide for evaluation or customer acceptance, the Company recognizes revenue upon the completion of the evaluation process and acceptance of the product by the customer. Revenue from multiple-element software arrangements is recognized using the residual method whereby the fair value of any undelivered elements, such as customer support and services, is deferred and any residual value is allocated to the software and recognized as revenue upon delivery and passage of title. The fair values of professional services, technical support and training have been determined based on the Company's specific objective evidence of fair value. Maintenance contracts require the Company to provide technical support and software updates to customers. The Company recognizes technical support revenue, including maintenance revenue that is bundled with product sales, ratably over the term of the contract period, which generally ranges from one to five years. Revenue from services is recognized when the services are performed. Subscription fees for the Company's benchmark reports are recognized upon delivery of the reports.

     The Company examines the specific facts and circumstances of all sales arrangements with payment terms extending beyond its normal payment terms to make a determination of whether the sales price is fixed and determinable. In the year ended December 31, 2001, the Company recognized software license revenue of approximately $2.6 million on new arrangements with previously existing customers that contain payment terms beyond the normal payment terms.
Payments become due under these arrangements through July 2002. As of March 2002, all scheduled payments had been made in accordance with the terms of the relevant arrangements.

     The Company has agreements with certain service providers that provide price protection in the event that more favorable prices and terms are granted to any other customer. When required, reserves for estimated price protection credits are established by the Company concurrently with the recognition of revenue. The Company monitors the factors that influence the pricing of its products and service provider inventory levels and makes adjustments to these reserves when management believes that actual price protection credits may differ from established estimates.

     In May 2001, the Company announced the release of the discontinuance the Visual Trinity product. This product was the primary product acquired with Avesta, and the Company does not plan to continue development efforts on the Visual Trinity product. As a result, future revenue related to this product will consist primarily of technical support revenue, all of which is currently included in deferred revenue. The Company plans to provide technical support for the Visual Trinity product through September 2002.

     In June  2001,  the  Company  announced  the  sale of the  Visual  Internet
Benchmark product. The Company will continue to recognize revenue from the Visual Internet Benchmark product for existing contracts, under which the Company is still required to perform services. The Company will receive royalty payments from the purchaser on new contracts.

Credit Risk and Significant Customers

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. The Company generally sells its products to large telecommunications and Internet service providers' companies primarily in the United States. The Company grants credit terms without collateral to its customers and has not experienced any significant credit related losses. Accounts receivable include allowances to record receivables at their estimated net realizable value. For the year ended December 31, 1999, two customers each represented 25% of revenue. For the year ended December 31, 2000, three customers individually represented 20%, 18% and 14% of revenue. For the year ended December 31, 2001, three customers individually represented 29%, 14% and
10% of revenue. As of December 31, 2000, three customers individually represented 29%, 13% and 11% of accounts receivable. As of December 31, 2001, three customers individually represented 24%, 17% and 15% of accounts receivable. As of December 31, 2000 and 2001, the Company had approximately $1.8 million in accounts receivable balances that were also included in deferred revenue.

Warranty

     The Company warrants its hardware products for periods of up to five years. Estimated warranty costs are charged to cost of revenue in the period in which revenue from the related product sale is recognized.

Research and Development

    Research and development costs are expensed as incurred.

     The Company accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs incurred prior to establishment of technological feasibility are expensed as incurred and reflected as research and development costs in the accompanying consolidated statements of operations. For the years ended December 31, 1999, 2000 and 2001, the Company did not capitalize any costs related to software development. During these periods, the time between the establishment of technological feasibility and general release of products was very short. Consequently, costs otherwise capitalizable after technological feasibility were expensed as they were immaterial.

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

Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The carrying values of current assets and current liabilities approximate fair value because of the relatively short maturities of these instruments. The fair value of the Company's long-term debt, which was comprised of capital leases as of December 31, 2000, is estimated using a discounted cash flow analysis based on the Company's borrowing cost for similar credit facilities. The Company estimates that as of December 31, 2000, the fair value of its long-term debt did not differ materially from its carrying value. During 2001, the Company also had borrowings under its equipment financing facility that were classified as long-term debt. The Company paid off the balance of $376,000 subsequent to year-end and therefore, these amounts are classified as current in the accompanying consolidated balance sheet as of December 31, 2001.

Foreign Currency and International Operations

     The functional currency of one of the Company's subsidiaries is the local currency. The financial statements of this subsidiary are translated to U.S. dollars using period-end rates for assets and liabilities and average rates during the relevant period for revenue and expenses. Translation gains and losses are accumulated as a component of other comprehensive income in stockholders' equity (deficit). Such gains and losses have not been material.

Comprehensive Income

     The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," which establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments and the unrealized gains and losses on marketable securities to be included in other comprehensive income. Because the Company has not had any significant components of other comprehensive income, the reported net income (loss) does not differ materially from comprehensive income (loss) for the years ended December 31, 1999, 2000 and 2001.

Segment Reporting

     SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The revenue and assets of the Company's foreign subsidiaries have not been significant. Management has concluded that the Company's operations occur in one segment only based upon the information used by management in evaluating the performance of the business.

The following table presents the Company's revenue by product (in thousands):

                                         Years Ended December 31,
                                        1999        2000       2001
                                        ----        ----       ----
 Visual UpTime....................... $ 78,490    $ 59,754   $ 55,557
 Visual Cell Tracer..................    6,056       7,946      2,980
 Visual IP InSight...................    4,557       9,466      8,095
                                       -------     -------    -------
       Continuing products...........   89,103      77,166     66,632
 Visual Internet Benchmark...........    2,616       4,607      4,025
 Visual Trinity and eWatcher.........      -         7,268      3,591
           Discontinued products.....    2,616      11,875      7,616
           Total  revenue............ $ 91,719    $ 89,041   $ 74,248
                                      ========    ========   ========

Basic and Diluted Earnings (Loss) Per Share

     SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.

     Diluted earnings (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options to purchase 3,953,444 shares of common stock that were outstanding as of December 31, 1999 was included in the computation of diluted earnings per share for the year ended December 31, 1999. Options and warrants to purchase 3,121,313 and 8,613,245 shares of common stock that were outstanding at December 31, 2000 and December 31, 2001, respectively, were not included in the computation of diluted loss per share as their effect would be anti-dilutive.

     The following details the computation of the income (loss) per share (in thousands, except per share data):

                                                  Years Ended December 31,
                                                1999        2000        2001
                                                ----        ----        ----
 Net income (loss) ......................      $ 3,551   $ (415,485) $  (26,962)
                                               =======   ==========  ==========
 Weighted-average share calculation:
 Basic weighted-average shares outstanding:
   Average number of shares of common stock
      outstanding........................       24,583       28,733     31,585
 Diluted weighted-average shares
 outstanding:
   Treasury stock effect of options and
      warrants...........................        1,964          -          -
 Diluted weighted-average shares
 outstanding.............................        26,547       28,733     31,585
                                                 ======       ======     ======
 Earnings (loss) per common share:
   Basic earnings (loss) per share.......      $   0.14    $ (14.46)   $  (0.85)
                                                   ====      ======       =====
   Diluted earnings (loss) per share.....      $   0.13    $ (14.46)   $  (0.85)
                                                   ====      ======       =====

Reclassifications

     Certain reclassifications have been made in the 1999 and 2000 financial statements to conform to the 2001 presentation.

New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill on December 31, 2001 that existed at June 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company did not have any outstanding goodwill or other intangibles as of December 31, 2001. Therefore, the Company does not believe that SFAS No. 142 will have a material effect on the Company's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." It requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made. This new standard is effective in the first quarter of 2003. The Company does not believe that SFAS No. 143 will have a material effect on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 is effective in the first quarter of 2002. The Company does not believe that SFAS No. 144 will have a material effect on the Company's financial position or results of operations.

2. Credit Agreements and Long-Term Debt:

     During 2000 and 2001, the Company had a credit facility, as amended, that included an accounts receivable-based arrangement providing for borrowings up to the lesser of $10.0 million or 80% of eligible accounts receivable (as defined in the credit facility and determined by the bank) with a maximum of $5.0 million available for issuing standby letters of credit, provided that the
Company either maintain a minimum of $10.0 million cash on deposit with the bank, secure with cash any outstanding letters of credit, or treat any unsecured letters of credit as borrowings. In December 2000, the bank issued a standby letter of credit, as amended, that expires on September 30, 2002 in the amount of $2.5 million. The Company secured the letter of credit with a pledge of a certificate of deposit in an original amount of $5.0 million that was recorded as a restricted investment as of December 31, 2000. The certificate of deposit was reduced to $2.5 million in 2001, which is recorded as a restricted short-term investment in the accompanying consolidated balance sheet as of December 31, 2001 . The bank credit facility also included an equipment financing facility. During 2001, the Company borrowed approximately $451,000 under the equipment financing facility, of which $376,000 was outstanding as of December 31, 2001. The borrowing is repayable over 36 months beginning in July 2001 at an interest rate of prime plus 2%, or 6.75% at December 31, 2001. As of December 31, 2001, the Company also had approximately $1.7 million outstanding at an interest rate of 6.75% for borrowings under the accounts receivable-based arrangement. The credit facility, as amended, was anticipated to mature on April 29, 2002. In connection with the issuance of the convertible debentures (see
Note 10), the outstanding amounts borrowed from the bank under the accounts receivable based and equipment financing arrangements were paid, and the related loan agreements were terminated. As a result, the borrowings under the accounts receivable based and equipment financing arrangements are classified as current in the accompanying consolidated balance sheet as of December 31, 2001. The standby letter of credit remains outstanding and secured with the Company's pledge of a certificate of deposit in the amount of $2.5 million.

     The credit facility contained restrictive financial covenants, including, but not limited to, requirements related to liquidity and operating results as well as restrictions related to other borrowings, acquisitions, dispositions of assets, distributions and investments. In May 2001, modifications to the credit facility were completed that revised the financial covenants and eliminated the ability to make additional borrowings under the equipment financing arrangement. For the third quarter of 2001, the Company's net loss, as defined, exceeded the covenant amount permitted by the bank. The Company received a waiver of the noncompliance from the bank, and the bank agreed to reduce the net income covenant amount for the fourth quarter. The Company complied with all covenants, as amended, for the fourth quarter of 2001.

     Long-term debt as of December 31, 2000, consisted of capital lease obligations (see Note 9).


3. Stockholders' Equity:

Common Stock

     During the second quarter of 2000, the Board of Directors and shareholders approved an increase in the number of authorized shares of common stock from 50,000,000 to 200,000,000.

1999 Employee Stock Purchase Plan

     In May 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "1999 Purchase Plan") which, as amended, provides for the issuance of a maximum of 1,150,000 shares of common stock pursuant to options granted to participating employees. All employees of the Company, except employees who own 5% or more of the Company's common stock, whose customary employment is more than 20 hours per week and more than five months in any calendar year are eligible to participate in the 1999 Purchase Plan. To participate, an employee must authorize the Company to deduct an amount, subject to certain limitations, from his or her pay during defined six-month periods ("Option Periods"). Option Periods begin on November 1 and May 1 of each year. In no case will an employee be entitled to purchase more than the number of whole shares determined by dividing $12,500 by the fair market value of the common stock on the first day of the Option Period. The purchase price for each share of common stock purchased pursuant to an option is 85% of the closing price of the common stock on either the first or last trading day of the applicable Option Period, whichever price is lower. The Company issued 4,182, 182,878 and 337,675 shares of common stock pursuant to the provisions of the 1999 Purchase Plan during 1999, 2000 and 2001, respectively.

4. Stock Options:

Employee Stock Option Plans

     The Company's employee stock option plans (the "Option Plans") authorize the issuance of an aggregate of 12,982,291 shares of common stock pursuant to the exercise of stock options. The Option Plans provide for grants of options to employees, consultants, and directors of the Company. The Option Plans provide for the granting of both incentive stock options and non-statutory options. The Option Plans are administered by the Compensation Committee of the Board of Directors, which has sole discretion and authority, consistent with the provisions of the Option Plans, to determine which eligible participants will receive options, when options will be granted, the terms of options granted, and the number of shares that will be subject to options granted under the Option Plans.

     For any option intended to qualify as an incentive stock option, the exercise price must not be less than 100% of the fair market value of the common stock on the date the option is granted (110% of the fair market value of such common stock with respect to any optionee who immediately before any option is granted, directly or indirectly, possesses more than 10% of the total combined voting power of all classes of stock of the Company ("10% Owners")). In the case of non-statutory options, the exercise price may be equal to or greater than 85% of the fair value of the common stock at the time of the grant. The Compensation Committee has the authority to determine the time or times at which options granted under the Option Plans become exercisable (typically up to five years); provided that, for any option intended to qualify as an incentive stock option, such option must expire no later than ten years from the date of grant (five years with respect to 10% Owners). Unless terminated sooner by the Board, the Option Plans terminate at various dates from December 2004 through December 2010 or the date on which all shares available for issuance shall have been issued pursuant to the exercise or cancellation of options granted under the Option Plans.

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

    A summary of the Company's stock option activity is presented below:


                                                                                 Option Price         Weighted-Average
                                                               Options             Per Share          Exercise Price
                                                               -------             ---------          ----------------
                 Options outstanding at December 31, 1998    2,600,019        $ 0.03    -   $34.50         $    6.50
                   Granted..............................     2,394,873          0.06    -    59.00             31.48
                   Canceled.............................      (345,836)         0.17    -    34.50             14.91
                   Exercised............................      (695,612)         0.03    -    32.25              3.27
                                                              --------          ----         -----              ----
                 Options outstanding at December 31, 1999    3,953,444          0.03    -    59.00             21.41
                   Granted..............................     7,248,440          0.40    -    63.06             12.93
                   Canceled.............................     (7,647,979)        0.29    -    54.45             18.64
                   Exercised............................      (636,326)         0.07    -    32.25              4.49
                                                              --------          ----         -----              ----
                 Options outstanding at December 31, 2000    2,917,579          0.03    -    63.06             11.49
                   Granted..............................     8,363,039          1.85    -     7.42              4.19
                   Canceled.............................     (2,373,510)        0.19    -    63.06             10.89
                   Exercised............................     (435,091)          0.19    -     3.00              1.23
                                                             --------           ----          ----          --------
                 Options outstanding at December 31, 2001    8,472,017        $ 0.07    -   $59.00         $    4.88
                                                             =========        ======        ======         =========


     As of December 31, 2001, options to purchase 2,981,278 shares of common stock were exercisable with a weighted-average exercise price of $6.61. The weighted-average remaining contractual life and weighted-average exercise price of options outstanding at December 31, 2001, for selected exercise price ranges are as follows:

                                                    Options Outstanding                        Options Exercisable

                                                         Weighted
                                         Number           Average        Weighted-            Number of      Weighted-
            Range of Exercise          of Options        Remaining    Average Exercise        Options         Average
            -----------------          ----------       Contractual       Price               -------      Exercise Price
                                                        -----------       -----                            --------------
           $ 0.07   -   $ 1.85           396,430           4.37         $  1.48               228,082        $  1.22
              1.90  -     1.90         1,140,601           9.67            1.90                63,234           1.90
              3.00  -     3.90           761,966           6.71            3.35               232,736           3.31
              3.92  -     3.92         2,101,139           9.34            3.92               613,855           3.92
              4.00  -     4.07           961,698           9.34            4.02               347,396           4.02
              4.19  -     4.69         1,139,357           8.93            4.49               489,116           4.40
              4.72  -     6.66         1,357,069           9.39            5.96               543,593           5.97
              6.70  -    35.65           587,918           7.39           16.52               431,654          18.46
             38.75  -    38.75            24,000           8.39           38.75                24,000          38.75
             54.45  -    54.45             1,839           7.92           54.45                 1,362          54.45
           $  0.07  -  $ 54.45         8,472,017           8.73         $  4.88             2,975,078        $  6.50
            ======      ======          =========          ====         =======             =========        =======


     In October 2000, the Company offered each employee an opportunity to cancel certain stock options (the "Option Trade-In") in exchange for the right to receive a future stock option grant for the same number of shares six months and one day from the date of cancellation with a strike price equal to the market price on the new date of grant. Options to purchase 5,382,588 shares were cancelled in 2000 pursuant to the Option Trade-In. Options to purchase 5,303,984 shares were granted in 2001 pursuant to the Option Trade-In. The new options vested 20% on the grant date. The remaining 80% vests monthly over 36 months. The Company granted the stock options as a combination of incentive options and non-statutory options consistent with the proportion of options that were cancelled.

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

     SFAS No. 123 allows an entity to continue to use the intrinsic value method. However, entities electing the accounting in APB Opinion No. 25 must make pro forma disclosures as if the fair value based method of accounting had been applied. The Company applies APB Opinion No. 25 and the related interpretations in accounting for its stock-based compensation. Under APB Opinion No. 25, the Company recorded deferred compensation of approximately $291,000 related to stock option grants in 1999. The Company amortized approximately $325,000, $229,000 and $80,000 of deferred compensation in the years ended December 31, 1999, 2000 and 2001, respectively. During 2001, deferred compensation was reduced by $242,000 for cancelled options resulting from workforce reductions.

     If compensation expense had been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have decreased or increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                               Years Ended December 31,
                                              1999        2000        2001
                                              ----        ----        ----
  Net income (loss) attributable to
  common
    stockholders:
    As reported.......................      $ 3,551   $ (415,485) $  (26,962)
    Pro forma.........................       (4,620)    (435,794)    (72,005)
  Diluted earnings (loss) per share:
    As reported.......................         0.13       (14.46)      (0.85)
    Pro forma.........................        (0.19)      (15.17)      (2.28)

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the years ended December 31, 1999, 2000 and 2001: no dividend yield, expected volatility from 81% to 100%, risk-free interest rates from 4.6% to 6.9% and an expected term of 5 years.

5. Avesta Acquisition:

     The acquisition of Avesta was completed on May 24, 2000 and has been accounted for as a purchase business combination. At closing, all of the outstanding preferred and common stock of Avesta was exchanged for 5,413,530 shares of Visual common stock. In addition, the outstanding stock options and warrants of Avesta were converted into options and warrants to purchase 673,338 and 445,463 shares of Visual common stock, respectively. The equity holders of Avesta also were entitled to receive up to an aggregate of 2,000,000 additional shares (the "Additional Shares") of Visual common stock, which were placed into escrow, if certain sales goals of Avesta were achieved in calendar 2000. None of the Additional Shares were earned and all of the Additional Shares were returned to Visual. The determination of the aggregate purchase price includes only the fair value of the equity securities that were issued by Visual to the Avesta equity holders at closing. The fair value of the Additional Shares was not included in the determination of the purchase price. During the second quarter of 2001, 134,000 shares from the initial merger consideration were returned to the Company by the Avesta equity holders as settlement of certain indemnification claims made by the Company. For purposes of determining the purchase price, the shares of Visual common stock issued at closing were valued at $59.30 per share based upon the average closing price of Visual common stock surrounding and including the date that the merger was agreed to and announced.

     Avesta's outstanding options and warrants were converted to equivalent options and warrants of Visual. The number of shares exercisable under these options and warrants and the exercise prices were adjusted such that Visual options and warrants issued for Avesta options and warrants had an equivalent intrinsic value per option and warrant. The terms and vesting periods of the options and warrants were not modified. Accordingly, the estimated fair value of these options and warrants, based upon the Black-Scholes valuation model, was included in the determination of the purchase price.

    The aggregate purchase price was determined as follows (in thousands):

       Fair value of common stock....    $ 315,790
       Fair value of options and
         warrants....................       62,067
       Transaction costs and other...       14,874
                                            ------
                 Total...............    $ 392,731
                                         =========

     The merger resulted in an allocation of purchase price to the net tangible and intangible assets of Avesta, as well as a write-off of the portion of the purchase price allocated to IPR&D. Visual has allocated the purchase price based upon the fair values of the assets and the liabilities acquired and allocated the purchase price accordingly.

    The purchase price has been allocated as follows (in thousands):

       Completed technology...........    $ 125,302
       In-process technology..........       39,000
       Assembled workforce............        3,885
       Trademarks/trade names.........       18,455
       Goodwill.......................      238,723
       Net tangible assets............        1,424
       Deferred tax liability.........      (34,058)
                                            -------
                 Total................    $ 392,731
                                          =========

     Of the total purchase price, $39.0 million was allocated to in-process technology, which represented research and development projects of Avesta that had not reached technological feasibility as of the date of the acquisition and that had no alternative future use in research and development activities or otherwise. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as interpreted by the FASB Interpretation No. 4, amounts assigned to IPR&D meeting the above criteria must be charged to expense at the date of consummation of the purchase business combination. As a result, the Company recorded an expense of $39.0 million during the year ended December 31, 2000. The Company valued the acquired IPR&D based upon an independent appraisal of the projects under development which were related to future releases of the Trinity, eWatcher and other products. The values of the IPR&D projects were determined by estimating the future cash flows from the projects, once commercially feasible, discounting the net cash flows back to their present values and then applying a percentage of completion to the calculated values to reflect the uncertainty of technical success of the projects. The rates used to discount the net cash flows to their present values were based on Avesta's weighted average cost of capital. The percentage of completion was based on management's estimates of the amount of resources spent to date and on the expected use of future resources.

    In  connection  with  the  Avesta   acquisition,   the  Company  recognized
approximately $900,000 in liabilities as the cost of closing a redundant facility and terminating certain employees. The accrual consisted primarily of severance and other employee termination costs. These activities resulted in the termination of approximately 20 employees in connection with a facility closure, the elimination of duplicate positions and the consolidation of certain operations. For the year ended December 31, 2000, the Company charged $806,000 against the accrual for amounts paid. The remaining amounts were paid in 2001.

     The pro forma information presented below (in thousands, except per share data) reflects the Avesta acquisition as if it had occurred on January 1, 1999 but excludes the write-off of purchased research and development and the impairment charge of $328.8 million (see Note 6). These results are not necessarily indicative of future operating results or those that would have occurred had the merger been consummated on that date.

                                                             Years Ended
                                                            December 31,
                                                             (unaudited)
                                                          1999        2000
                                                          ----        ----
    Pro forma net revenue.........................     $ 98,689    $ 94,851
    Pro forma net loss............................      (98,851)    (92,944)
    Pro forma basic and diluted loss per share....     $ (3.31)    $  (3.02)


     In December 1999, Avesta acquired all of the outstanding stock of Telecoms Data Systems SAS ("TDS") for a combination of cash and shares of Avesta common stock. In the event that Avesta did not consummate an initial public offering within eight months from the date of closing, the former stockholder of TDS had the right to repurchase the TDS stock and related technology. As a result of the Avesta merger, the stockholder held 71,541 shares of Visual common stock. In October 2000, the stockholder notified the Company of his intent to exercise the repurchase option and the shares of Visual common stock were returned in 2001. Accordingly, the value of these shares was not included in the determination of the purchase price of Avesta. Because of this repurchase option, the Company did not consolidate TDS. However, amounts paid by the Company to fund the operations of TDS that were not expected to be repaid were charged to expense in the accompanying consolidated statement of operations for the year ended December 31, 2000.

6. Restructuring and Impairment Charges:

     In the fourth quarter of 2000, the Company announced a plan to realign its product portfolio, consolidate its operations and devote resources to the markets and products that offer the Company the greatest growth opportunities. The Company's revised strategic focus and reorganization included a workforce reduction of approximately 140 employees throughout the Company and a plan to close its facilities in Ottawa, Canada and Sunnyvale, California, and to reduce the size of its facilities in Rockville, Maryland and New York, New York. In connection with this plan, the Company recorded a $7.0 million restructuring charge that consisted of $4.2 million in employee termination costs including severance and other benefits, $1.7 million in lease obligations related to facilities and $1.1 million in leasehold improvement write-offs.

     In the second quarter of 2001, the Company reversed $723,000 of this restructuring charge resulting primarily from the lower than estimated costs related to facility closures. In the second quarter of 2001, the Company announced a plan to discontinue development and sales efforts on the Visual Trinity product. As a result, the Company reduced its workforce by approximately 50 employees and closed the New York, New York facility. The Company recorded a $3.9 million restructuring charge that consisted of $1.4 million in employee termination costs including severance and other benefits, $1.3 million related to leases and other contractual obligations and the write-off of a $656,000 investment (see Note 1) and $487,000 in leasehold improvements and related assets. In October 2001, the Company announced a plan for an additional reduction in workforce of approximately 40 employees to further reduce operating expenses and recorded a restructuring charge of $385,000 for severance and other benefits. During the fourth quarter of 2001, the Company reversed $1.2 million of the restructuring charge recorded in the second quarter of 2001 due to lower than estimated facility closure costs and other contractual obligations.

     The Company recorded approximately $386.4 million in goodwill and other intangibles, excluding purchased research and development, related to the acquisition of Avesta. During the third and fourth quarters of 2000, the Company's results of operations deteriorated. In particular, revenue decreased significantly while operating expenses increased. The revenue decreases were due to lower than expected revenue related to the Avesta products as well as decreases in the revenue provided by the Company's other products. The addition of the Avesta products and markets did not result in the revenue growth anticipated at the time of the acquisition. Despite these results, the Company's operating expenses increased significantly in the corresponding periods, due in large part, to the addition of the Avesta operations. In response to these trends, the Company initiated a restructuring plan in the fourth quarter of 2000 to realign its product portfolio and streamline its operations. Due to the significance of these developments, management performed an evaluation of the recoverability of its long-lived assets, including those related to the Avesta acquisition, in accordance with SFAS No. 121. Based upon this evaluation, the Company concluded that the goodwill and other intangible assets related to the Avesta acquisition were impaired. This conclusion was based upon the Company's revised estimate of the undiscounted cash flows expected to be derived from the Avesta operations. The estimate of such cash flows was substantially less than the carrying values of the related long-lived assets. As a result, the Company recorded an impairment charge of $328.8 million in the fourth quarter of 2000. This charge included $203.2 million related to goodwill, which represented the entire remaining unamortized balance, and $125.6 million related to the other acquired intangibles including the completed technology, the assembled workforce and the trademarks/trade names. The fair values of the remaining Avesta long-lived assets were determined based upon the estimated discounted cash flows to be derived from the Avesta operations. The discount rate used was based upon an assessment of the risks associated with these cash flows.

     Due to the discontinuation of the Visual Trinity product in the second quarter of 2001 and the Company's decision to combine certain functionality of the Visual eWatcher product with the Visual IP InSight product in the fourth quarter of 2001, management performed an evaluation of the recoverability of its remaining long-lived assets related to the Avesta acquisition in accordance with SFAS No. 121. Based upon these evaluations, the Company concluded that these intangible assets were impaired as Visual Trinity and Visual eWatcher were the only products acquired with Avesta. The conclusion was based upon the Company's revised estimate of the undiscounted cash flows expected to be derived from the remaining Avesta operations. The estimate of such cash flows was substantially less than the carrying values of the related long-lived assets. As a result, the Company recorded an impairment charge of $3.1 million in the second quarter of 2001 and $197,000 in the fourth quarter of 2001.

7. Employee Benefit Plans:

     Effective January 1, 1996, the Company adopted a defined contribution plan (the "Visual 401(k) Plan"), available to all eligible full-time employees upon employment. Employee contributions are voluntary and are determined on an individual basis with a maximum annual amount equal to 15% of compensation paid during the plan year, not to exceed the annual Internal Revenue Service contribution limitations. All participants are fully vested in their contributions. There have been no employer contributions under the Visual 401(k) Plan. The Company has additional 401(k) plans obtained through acquisitions. Subsequent to December 31, 2001, the Company merged all of the acquired plans into the Visual 401(k) Plan. There were no contributions to these plans during the three years ended December 31, 2001.

8. Income Taxes:

     The components of the provision (benefit) for income taxes consist of the following for the years ended December 31, 2000 and 2001 (in thousands):

                                          December 31,
                                       2000          2001
                                       ----          ----
   Income tax provision (benefit):
     Current....................    $  (9,585)     $  272
     Deferred...................      (24,473)         -
                                      -------      -------
     Total provision (benefit)..    $ (34,058)     $  272
                                    =========      ======


     The provision for income taxes results in an effective rate that differs from the Federal statutory rate as follows for the years ended December 31, 2000 and 2001:

                                                       Years Ended
                                                       December 31,
                                               1999         2000          2001
                                               ----         ----          ----
     Statutory federal income tax rate...       35%         (35)%         (35)%
     Effect of graduated rates...........       (1)           1             1
     State income taxes, net of federal
     benefit.............................        4           (4)           (3)
     Net operating loss carryforward.....       28           -              -
     Non-deductible expenses.............       41           21             6
     Increase in valuation allowance.....       -             9            32
                                               ----         ----         -----
               Total effective rate......       51%          (8)%          (1)%
                                                ====      ======         ======

     The components of the Company's net deferred tax asset (liability) are as follows (in thousands):

                                                 December 31,
                                               2000        2001
                                               ----        ----
   Deferred tax asset:
     Net operating loss carryforwards...     $ 35,038    $ 39,659
     Depreciation.......................        (836)       (684)
     Allowance for doubtful accounts....          419         210
     Inventory valuation................        1,128       1,800
     Accrued liabilities................        2,658       1,288
     Deferred revenue...................        2,558       1,408
     Tax credit carryforwards...........        2,203       3,402
     Basis differences attributable to
      purchase accounting...............      (3,733)          -
     Valuation allowance................      (39,435)   $(47,083)
                                              -------    --------
             Total net deferred tax asset    $     -           -
                                             =========   =========

     The Company had net operating loss carryforwards to offset future taxable income of approximately $104.4 million as of December 31, 2001. These net operating loss carryforwards expire through 2021. In computing its income tax expense, the Company recognizes the tax benefits of current and prior years' stock option deductions after the utilization of net operating losses from operations (operating losses determined without deductions for exercised stock options) to reduce income tax expense. Net operating loss carryforwards, when realized related to stock option deductions, are credited to stockholders' equity. Under the provisions of the Tax Reform Act of 1986, when there has been a change in an entity's ownership, utilization of net operating loss carryforwards may be limited. Because of the changes in the ownership of Net2Net, Inverse and Avesta, the use of the Net2Net, Inverse and Avesta net operating losses will be limited and may not be available to offset future taxable income.

9. Commitments and Contingencies:

Leases

     The Company leases office space and office equipment under non-cancelable operating leases expiring through December 2006. The Company recorded rent expense of approximately $1.7 million, $3.3 million and $1.9 million during 1999, 2000 and 2001, respectively.

     In May 1999, Inverse entered into a master lease agreement, as amended, with a leasing company to provide up to $1.8 million in financing to purchase furniture and equipment through April 2000. During 1999, Inverse purchased approximately $1.4 million of furniture and equipment under the master lease agreement. Inverse also entered into a sale-leaseback transaction with the leasing company in which equipment was sold at its net book value and leased back under non-cancelable capital leases. No gain or loss was recognized on the transaction. In connection with the master lease and sale-leaseback transaction, Inverse issued the leasing company a warrant to purchase common stock. The fair value of this warrant was not material.


     Future minimum lease payments as of December 31, 2001 under non-cancelable capital and operating leases are as follows (in thousands):

                                                     Capital  Operating
                                                     Leases    Leases
      2002......................................    $  296     $ 1,985
      2003......................................        -        1,686
      2004......................................        -        1,676
      2005......................................        -        1,608
      2006......................................        -        1,575
      Thereafter................................        -         -
                                                     ------    --------
                Total minimum lease payments....       296    $  8,530
                                                     =====     ========
      Interest element of lease payment.........       (11)
      Present value of future minimum lease
         payments...............................       285
      Current portion...........................      (285)
                                                      ----
      Long-term portion.........................    $   -
                                                    =======

     The Company has a sublease for a portion of the operating leases that expires in October 2002. Future minimum lease payments due from the lessee are approximately $180,000 for 2002.

Litigation

     In July, August and September 2000, several purported class action complaints were filed against the Company and certain of the Company's former executives. These complaints have since been combined into a single consolidated amended complaint (the "complaint"). The complaint alleges that between February 7, 2000 and August 23, 2000, the defendants made false and misleading statements which had the effect of inflating the market price of the Company's stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint does not specify the amount of damages sought. The Company believes that the plaintiffs' claims are without merit and intends to defend against these allegations vigorously. The Company has filed a motion to dismiss the complaint, which is now pending before the court. The Company expects that a substantial portion of the legal costs that it might incur related to this matter will be paid by its directors' and officers' insurance policy. The Company cannot presently determine the ultimate outcome of this action. A negative outcome could have a material adverse effect on the Company's financial position or results of operations. Failure to prevail in the litigation could result in, among other things, the payment of substantial monetary or punitive damages.

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

     The Company is periodically a party to disputes arising from normal business activities including various employee-related matters. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results.

10. Subsequent Events:

     In March 2002,  the Company issued senior  secured  convertible  debentures
(the "Debentures") in the aggregate amount of $10.5 million in a private placement offering. The Debentures are due March 25, 2006, payable in common stock or cash at the Company's option provided certain conditions are satisfied, bear interest at an annual rate of 5% payable quarterly, and are secured by a first priority lien on substantially all of the Company's assets. The Debentures may be converted into the Company's common stock at the option of the holders at a price of $3.5163 per share, subject to certain adjustments. The Debentures are convertible into a number of shares of common stock equal to the principal amount of the Debentures divided by the conversion price, or 2,986,093 shares on the date of issuance. The Company is required to adjust the conversion price if the Company issues certain additional shares of common stock or instruments convertible into common stock at a price that is less than the conversion price of the Debentures. The Company has the right to require the holders to convert their Debentures into common stock if the closing price of the Company's common stock exceeds 175% of the conversion price for 20 consecutive days after September 26, 2003.

     The Debentures include certain financial covenants related to earnings before interest, taxes, depreciation and amortization for 2002 and 2003. If the financial covenants are not met, the holders may cause the Company to redeem the Debentures at a price equal to the principal amount of the Debentures plus accrued interest. The redemption may be made in cash or common stock at the Company's option subject to certain conditions. Redemption of the Debentures also may be required upon a specified change of control or upon the occurrence of any one of the other triggering events, including but not limited to, default on other indebtedness, failure to register the shares of common stock that may be issued to the Debenture holders and failure to maintain the common stock listing on an eligible market.

     The Company also issued warrants to purchase 828,861 shares of its common stock at an initial exercise price of $4.2755 per share. The exercise price may be adjusted if the Company issues certain additional shares of common stock or instruments convertible into common stock at a lower price than the initial exercise price. The warrants expire on March 25, 2007. The Debentures also give the holders the right to purchase 575 shares of to-be-created Series A preferred stock for $5.8 million prior to May 6, 2002. The Series A preferred stock will accrue dividends at an annual rate of 5% that are payable quarterly beginning on June 30, 2002. The Company will have the right to cause the redemption of the Series A preferred stock on the fourth anniversary of the issuance of such stock based on similar terms to the Debentures. The Company has also granted to the Debenture holders the right to purchase $4.75 million of additional shares of to-be-created preferred stock at any time after the six-month anniversary but before the fifteen-month anniversary of the issuance of the Debentures. The
Debenture holders were also granted certain equity participation and registration rights.

     In connection with the issuance of the Debentures, the outstanding amounts borrowed from the bank under the Company's accounts receivable-based and equipment financing arrangements were repaid, and the related loan agreements were terminated. The standby letter of credit, as amended, issued by the bank in December 2000 in the amount of $2.5 million with an expiration date of September 30, 2002 remains outstanding and secured with the Company's pledge of a certificate of deposit in the amount of $2.5 million that matures on October
31, 2002.

11. Interim Financial Data - Unaudited:

     The following table of quarterly financial data has been prepared from the financial records of the Company, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented:

                                          March 31,               June 30,             September 30,          December 31,
                                      2000        2001       2000(1)   2001(3)       2000        2001      2000(2)    2001(4)
                                      ----        ----       -------   -------       ----        ----      -------    -------
                                                             (in thousands, except per share amounts)
    Revenue.......................  $ 30,494    $ 17,386    $ 28,644   $ 20,329    $ 14,607   $ 19,208   $  15,296   $ 17,325
    Gross profit..................    21,199      10,424      19,154     11,028       7,100     12,109       9,073     11,256

    Income (loss) from operations      6,914      (7,954)    (46,594)   (12,427)    (39,142)    (2,989)   (373,319)    (3,645)
    Net income (loss).............     5,541      (7,667)    (42,319)   (12,330)    (30,709)    (2,979)   (347,998)    (3,986)
    Basic income (loss) per share.      0.22       (0.24)       (1.54)    (0.39)       (0.99)    (0.09)      (11.17)    (0.13)
    Diluted income (loss) per
    share.........................      0.20       (0.24)       (1.54)    (0.39)       (0.99)    (0.09)      (11.17)    (0.13)


     (1) The net loss for the three months ended June 30, 2000 includes the write-off of IPR&D of $39.0 million (see Note 5).

     (2) The net loss for the three months ended December 31, 2000 includes a restructuring charge of approximately $7.0 million and an impairment charge of approximately $328.8 million related to the write-off of goodwill and other intangibles from the Avesta acquisition (see Note 6).

     (3) The net loss for the three months ended June 30, 2001 includes a reversal of the restructuring charge recorded in December 2000 of approximately $723,000, an additional restructuring charge of approximately $3.9 million and an impairment charge of $3.1 million related to the write-off of intangible assets from the Avesta acquisition (see Note 6).

     (4) The net loss for the three months ended December 31, 2001 includes the reversal of $1.2 million of the restructuring charge recorded in the second quarter of 2001, an additional restructuring charge of approximately $385,000 and an impairment charge of $3.9 million (see Note 6).

     The sum of the per share amounts may not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year.



                                                                                                 SCHEDULE II

                                                         VISUAL NETWORKS, INC.

                                                   VALUATION AND QUALIFYING ACCOUNTS
                                                            (in thousands)

                                                Balance at Beginning   Additions Charged to               Balance at End
                        Description                   of Period         Costs and Expenses   Deductions     of Period
                        -----------                   ---------         ------------------   ----------     ---------
              For the year ended December 31,
                1999:
                Deducted from asset accounts:
                   Allowance for doubtful
                     accounts...............             $493                 301                40           $  754

              For the year ended December 31,
                2000:
                Deducted from asset accounts:
                   Allowance for doubtful
                     accounts...............              754                 430                81            1,103
                Included in current liabilities:
                   Reserves related to
                     restructuring..........               -                 6,800            2,494            4,306

              For the year ended December
              31, 2001:
                Deducted from asset accounts:
                   Allowance for doubtful
                     accounts...............            1,103                    5               554              554
                Included in current liabilities:
                   Reserves related to
                     restructuring..........            4,306                3,092            5,977(1)          1,421

     (1)Included in these deductions were costs of $4,010,000 charged against the reserve and the reversal of $1,967,000 of the restructuring charges for the year ended December 31, 2001. See Note 6 of the Notes to Consolidated Financial Statements.



                                                           EXHIBIT INDEX


         Exhibit Number                            Description
         --------------                            -----------
            3.1 $             Amended and Restated Certificate of Incorporation of the Company
            3.1.1 @           Certificate of Amendment to Amended and Restated Certificate of Incorporation
            3.2 *             Restated By-Laws of the Company.
           10.1 *             1994 Stock Option Plan.
           10.2 *             1997 Omnibus Stock Plan, as amended.
           10.3 *             Amended and Restated 1997 Directors' Stock Option Plan.
           10.4 !!            2000 Stock Incentive Plan, as amended.
           10.5 *t            Reseller/Integration Agreement, dated August 29, 1997, by and between the Company and MCI Telecommunications Corporation.
           10.5.1 $$$tt       Second Amendment, dated November 4, 1998, to the Reseller/Integration Agreement
                                between the Company and MCI Telecommunications Corporation (relating to Exhibit 10.5).
           10.6 ****tt        Master Purchase of Equipment and Services Agreement, dated as of May 22, 2000, between
                               Sprint/United Management Company and the Company.
           10.7 *t            General Agreement for the Procurement of Equipment, Services and Supplies,
                                dated November 26, 1997, between the Company and AT&T Corp.
           10.8 *             Lease Agreement, dated December 12, 1996, by and between the Company and The Equitable
                                Life Assurance Society of the United States.
           10.8.1 *           Lease Amendment, dated September 2, 1997, by and between the Company and The Equitable
                                Life Assurance Society of The United States (related to Exhibit 10.8).
           10.8.2 $$$         Second Lease Amendment, dated February 8, 1999, by and between the Company and
                                TA/Western, LLC, successor to The Equitable Life Assurance Society of The United States
                                (relating to Exhibit 10.8).
           10.8.3 ***         Third Lease Amendment, dated January 10, 2000, by and between the Company and
                                TA/ Western, LLC (relating to Exhibit 10.8).
           10.8.4 !!          Fourth Lease Amendment, dated May 17, 2000, by and between the Company and TA/ Western,
                                LLC (relating to Exhibit 10.8).
           10.10 *            Employment Agreement, dated December 15, 1994, by and between the Company and Scott E.
                                Stouffer, as amended.
           10.11 !!           Lease Agreement, dated April 7, 2000, by and between Visual Networks, Inc. and
                                TA/ Western, LLC.
           10.12 *            Terms of Employment, dated June 11, 1997, by and between the Company and Peter J.
                                Minihane, as amended.
           10.17 **           Net2Net 1994 Stock Option Plan.
           10.20$$            1999 Employee Stock Purchase Plan, as amended April 11, 2001.
           10.22 %            Inverse Network Technology 1996 Stock Option Plan.
           10.23 !!           Avesta Technologies 1996 Stock Option Plan.
           10.24 ****         Loan and Security Agreement, dated February 28, 2001, by and between Silicon Valley
                                Bank and the Company.
           10.24.1 !!!        First Loan Modification to the Loan and Security Agreement, dated May 24, 2001
                                (related to Exhibit 10.24).
           10.24.2            Second Loan Modification to the Loan and Security Agreement, dated December 20, 2001
                                (related to Exhibit 10.24).
           10.25 ****         Accounts Receivable Financing Agreement dated February 28, 2001, by and between Silicon
                                Valley Bank and the Company.
           10.25.1 !!!        First Loan Modification to the Accounts Receivable Financing Agreement, dated
                                May 24, 2001 (related to Exhibit 10.25).
           10.25.2            Second Loan Modification to the Accounts Receivable Financing Agreement, dated
                                December 20, 2001 (related to Exhibit 10.25).
           10.25.3            Third Loan Modification to the Accounts Receivable Financing Agreement, dated
                                February 28, 2002 (related to Exhibit 10.25).
           10.26 ****         Intellectual Property Security Agreement dated February 28, 2001, by and between
                                Silicon Valley Bank and the Company.
           10.28 !!!          Employment Agreement, dated May 3, 2001, by and between the Company and Elton King.
           10.29 !!!          Nonstatutory Stock Option Grant Agreement, dated May 3,2001, by and between the Company and Elton King.
           10.30 !!!          Terms of Employment, dated July 27, 2000, by and between the Company and Steve Hindman.
           10.31              Terms of Employment, dated October 23, 2001, by and between the Company and John Saunders.
           10.32              Consulting Agreement, dated February 16, 2002, by and between the Company and Peter J. Minihane.
           21.1               List of subsidiaries of the Company.
           23.1 ****          Consent of Arthur Andersen LLP.
           24.1               Powers of Attorney (included in signature page.
           99.1               Letter regarding Arthur Andersen as our Independent Public Accountants.


      *    Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-41517.
     **    Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8,
            No. 333-53153.
    ***    Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
   ****    Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
      %    Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, No. 333-88719.
      @    Incorporated herein by reference to the Company's Registration Statement on Form S-4, No. 333-33946.
      $    Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1999.
     $$    Incorporated herein by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 30, 2001.
    $$$    Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
      t    Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company's Application Requesting Confidential Treatment under Rule 406 of the Securities Act, filed on
            December 22, 1997, January 28, 1998 and February 4, 1998.
     tt    Portion's of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act.
     !!    Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2000.
    !!!    Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2001.