Form 10-Q
period 2002-03-31
VISUAL NETWORKS INC
filed 2002-05-15
CIK 1000495

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-0001



                                    FORM 10-Q

(MARK ONE)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-23699



                              VISUAL NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

                        DELAWARE                    52-1837515
              (State or other jurisdiction          (IRS Employer
              incorporation or organization)        Identification No.)

              2092 Gaither Road, Rockville, Md      20850-4013
              (Address of principal executive       (Zip code)
               offices)

       Registrant's telephone number, including area code: (301) 296-2300



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

    The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, as of May 10, 2002 was 32,085,243 shares.

===============================================================================

                              VISUAL NETWORKS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2002

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements:

 Consolidated Balance Sheets - December 31, 2001 and March 31, 2002 Consolidated Statements of Operations - Three months ended March 31, 2001 and 2002
 Consolidated Statements of Cash Flows - Three months ended March 31, 2001 and 2002
 Notes to Consolidated Financial Statements

 Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations

 Item 3. Qualitative and Quantitative Disclosure about Market Risk


PART II. OTHER INFORMATION
 Items 1 - 6
 Signatures

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                              VISUAL NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                     DECEMBER 31,     MARCH 31,
                                                         2001           2002
                                                    -------------    ----------
ASSETS
Current assets:
 Cash and cash equivalents..........................   $ 5,921        $10,221
 Restricted short-term investment...................     2,503          2,503
 Accounts receivable, net of allowance of $554
  and $554, respectively............................     7,488          8,719
 Inventory..........................................     5,768          5,593
 Other current assets...............................     1,161          1,048
                                                       ---------      ---------
    Total current assets............................    22,841         28,084
 Property and equipment, net........................     6,061          5,475
 Other assets.......................................       --             596
                                                       ---------      ----------
    Total assets....................................   $28,902        $34,155
                                                       =========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable and accrued expenses..............   $11,723        $13,247
 Deferred revenue...................................    11,782          9,879
 Customer deposits..................................     3,588            --
 Line of credit.....................................     1,663            --
 Current portion of long-term debt..................       661            --
                                                       ---------      ----------
    Total current liabilities.......................    29,417         23,126
Convertible debentures...............................      --           7,898
                                                       ---------      ----------
    Total liabilities................................   29,417         31,024
                                                       ---------      ----------

Stockholders' equity (deficit):
 Common stock, $.01 par value, 200,000,000 shares
  authorized, 31,915,752 and 31,969,458 shares
  issued and outstanding as of December 31, 2001
  and March 31, 2002, respectively...................      319            320
 Warrants............................................      --           2,087
 Additional paid-in capital..........................  473,132        473,838
 Deferred compensation...............................      (80)           (85)
 Accumulated other comprehensive income..............       21            --
 Accumulated deficit................................. (473,907)      (473,029)
                                                       ---------      ----------
    Total stockholders' equity (deficit).............     (515)         3,131
                                                       ---------      ----------
    Total liabilities and stockholders' equity
    (deficit)........................................ $ 28,902      $  34,155
                                                      ==========     ===========


          See accompanying notes to consolidated financial statements.

                              VISUAL NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                         2001          2002
                                                      -----------   -----------
Revenue:
 Hardware revenue................................    $  12,093      $  11,061
 Software revenue................................          308          1,391
 Support and service revenue.....................        4,985          4,538
                                                     ---------       ----------
    Total revenue................................       17,386       16,990
Cost of revenue..................................        6,962        4,976
                                                     ---------       ----------
 Gross profit....................................       10,424       12,014
                                                     ---------       ----------
Operating expenses:
 Research and development........................        5,783        3,325
 Sales and marketing.............................        9,450        5,935
 General and administrative......................        2,672        1,767
 Amortization of acquired intangibles............          473          --
                                                      --------        ---------
    Total operating expenses.....................       18,378       11,027
                                                      --------       ----------
Income (loss) from operations....................       (7,954)         987
Interest income (expense), net...................          287         (109)
                                                      ---------      ----------
Income (loss) before income taxes................       (7,667)         878
Income taxes.....................................          --           --
                                                      ---------      ----------
Net income (loss)................................    $  (7,667)     $   878
                                                     ==========     ===========
Basic earnings (loss) per share..................    $   (0.24)     $  0.03
                                                     ==========     ===========
Diluted earnings (loss) per share................    $   (0.24)     $  0.03
                                                     ==========     ===========
Basic weighted average shares outstanding........       31,381       31,958
                                                     ==========     ===========
Diluted weighted average shares outstanding......       31,381       32,987
                                                     ==========     ===========

          See accompanying notes to consolidated financial statements.

                              VISUAL NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                        FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                         2001          2002
                                                     ------------   -----------
Cash flows from operating activities:
 Net income (loss).................................  $  (7,667)      $   878
 Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
  Depreciation and amortization....................      1,838           963
  Translation gain from foreign subsidiary.........        --            (21)
 Changes in assets and liabilities:
  Accounts receivable..............................       (187)       (1,231)
  Inventory........................................       (516)          175
  Other assets.....................................       (520)          312
  Accounts payable and accrued expenses............     (5,372)        1,009
  Deferred revenue.................................       (575)       (1,903)
  Customer deposits................................      2,501        (3,588)
                                                       ---------     ---------
   Net cash used in operating activities...........    (10,498)       (3,406)
                                                       ---------     ---------
 Cash flows from investing activities:
  Net purchases of short-term investments..........       (163)         --
  Expenditures for property and equipment..........        (69)        (297)
                                                       ---------     ---------
    Net cash used in investing activities..........       (232)        (297)
                                                       ---------     ---------
 Cash flows from financing activities:
  Exercise of stock options and employee stock
   purchase plan...................................         59          622
  Proceeds from issuance of convertible
   debentures and warrants, net of issuance costs..        ---         9,705
  Net borrowings (repayments) under credit
   agreements......................................        451        (2,039)
  Principal payments on capital lease obligations..       (142)         (285)
                                                       ---------     --------
     Net cash provided by financing activities....         368         8,003
                                                       ---------     --------
 Effect of exchange rate changes..................           4           --
                                                       ---------     --------
 Net increase (decrease) in cash and cash
  equivalents.....................................     (10,358)        4,300
 Cash and cash equivalents, beginning of period...      17,369         5,921
                                                       ---------     ---------
 Cash and cash equivalents, end of period.........    $  7,011     $  10,221
                                                       =========     =========
 Supplemental cash flow information:
  Cash paid for interest..........................    $     20     $     161
                                                       =========     =========

          See accompanying notes to consolidated financial statements.

                              VISUAL NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Visual Networks, Inc. ("Visual" or the "Company") designs, manufactures, sells and supports systems that manage the level of service provided over telecommunications networks, including networks that support the Internet.

RISKS AND OTHER IMPORTANT FACTORS

     The Company incurred significant losses from the second quarter of 2000 through the fourth quarter of 2001. The deterioration of the operating results that began in 2000, excluding the effects of the impairment and restructuring charges and the write-off of in-process research and development, was due primarily to decreased revenue and increased operating expenses. In response to these results, the Company made significant reductions in operating expenses in 2000, 2001 and 2002 resulting from the closure of three facilities and the reduction of its workforce by approximately 260 employees from October 2000 to May 2002, including approximately 30 employees who were terminated during or subsequent to the first quarter of 2002. As a result of these actions, the Company returned to profitability during the three months ended March 31, 2002. Based on its current cost structure, the Company's ability to generate operating income in the future is, in large part, dependent on its success in achieving quarterly revenue of at least $14.0 million to $15.0 million and maintaining or further reducing operating expenses. Due to market conditions, competitive pressures, and other factors beyond its control, there can be no assurances that the Company will be able to achieve adequate revenue in the future. In the event that the anticipated revenue goals are not met, the Company may be required to further reduce its cost structure. There can be no assurance that the Company will remain profitable.

     The success of the Company is also dependent on its ability to generate adequate cash for operating and capital needs. The Company is relying on its existing cash and cash equivalents, together with future sales and the collection of the related accounts receivable, to meet its future cash requirements. If cash provided by these sources is not sufficient to fund future operations, the Company will be required to further reduce its expenditures for operations or to seek additional capital through other means that may include the sale of assets, the sale of equity securities or additional borrowings. There can be no assurances that additional capital will be available, or available on terms that are reasonable or acceptable to the Company.

     The Company's operations are subject to certain other risks and uncertainties, including among others, uncertainty of future profitability and possible fluctuations in financial results, substantial dilution to our stockholders if we are required to raise additional capital through the sale of equity, events that could trigger early repayment of our debentures, our dependence on sales to telecommunications companies, the downturn of the telecommunications market, dependence on sole and limited source suppliers, the possibility of delisting of our common stock by Nasdaq based on the possibility of our failure to comply with the Nasdaq listing requirements, long sales cycles, current and potential competitors with greater financial, technological, production, and marketing resources, errors in our products or services, claims by others that we infringe their intellectual property, failure to protect our own intellectual property and proprietary rights, dependence on key management personnel, inability to recruit and retain employees, and costly litigation in defense of a class action lawsuit.

FINANCIAL STATEMENT PRESENTATION

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

     These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring which are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that will be achieved for the entire year ending December 31, 2002.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Visual Networks, Inc. and its wholly owned subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation.

INVESTMENTS

     Investments in marketable securities are classified as available-for-sale and are reported at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The fair values are based on quoted market prices. Unrealized gains and losses on marketable securities are reported as a separate component of comprehensive income, if significant. As of December 31, 2001, the Company held a certificate of deposit in the amount of $2.5 million that matures on October 31, 2002. The certificate of deposit has been included as a restricted short-term investment (see Note 2) in the accompanying consolidated balance sheets as of December 31, 2001 and March 31, 2002. As of December 31, 2001 and March 31, 2002, unrealized gains and losses were not material.

INVENTORY

    Inventory is stated at the lower of average cost or market, and consists of the following (in thousands):

                                          DECEMBER 31,        MARCH 31,
                                             2001               2002
                                          -----------         ---------
          Raw materials...............    $     1,137       $    1,797
          Work-in-progress............            238               50
          Finished goods..............          4,393            3,746
                                          -----------       ----------
                                          $     5,768       $    5,593
                                          ============      ==========



ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of the following (in thousands):

                                           DECEMBER 31,      MARCH 31,
                                              2001             2002
                                           -----------       ---------
          Accounts payable............     $      2,644      $  5,486
          Accrued compensation........            1,794         1,000
          Accrued restructuring.......            1,421         1,118
          Other accrued expenses......            5,864         5,643
                                           ------------      --------
                                           $     11,723      $ 13,247
                                           ============      ========

REVENUE RECOGNITION

     The Company's service management products and services include hardware, software, benchmark services, professional services and technical support.
Benchmark services, professional services and technical support revenue are reported as support and service revenue in the accompanying consolidated statements of operations. The Company recognizes revenue from the sale or license of its products in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition" and SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which summarizes existing accounting literature and require that four criteria are met prior to the recognition of revenue. Our accounting policies regarding revenue recognition are written to comply with the following criteria: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the fees are fixed and determinable; and 4) collectibility is probable. Where agreements provide for customer acceptance, the Company recognizes revenue upon acceptance of the product by the customer. Generally, the Company's agreements have not included any specific customer acceptance provisions. However, the Company does allow some of its customers to evaluate its products before making a decision to purchase. The Company recognizes revenue under these arrangements once the evaluation process is complete and other criteria are met. Revenue from multiple-element software arrangements is recognized using the residual method whereby the fair value of any undelivered elements, such as customer support and services, is deferred and any residual value is allocated to the software and recognized as revenue upon delivery and passage of title. The fair values of professional services, technical support and training have been determined based on the Company's specific objective evidence of fair value. The Company's specific objective evidence of fair value is based on the price the Company charges customers when the element is sold separately.

     Maintenance contracts require the Company to provide technical support and unspecified software updates to customers on a when and if available basis. The Company recognizes customer support revenue, including support revenue that is bundled with product sales, ratably over the term of the contract period, which generally ranges from one to five years. Revenue from professional services is recognized when the services are performed. Subscription fees for the Company's benchmark reports are recognized upon delivery of the reports.

     The Company sells its products directly to service providers, end-user customers and through indirect channels. Certain reseller customers have stock rotation rights, under which the customer can exchange previously purchased products for other products of equal or greater cost, subject to certain limitations, based on their end-user customers' requirements. The Company recognizes revenue under these arrangements once the stock rotation right expires.

     The Company examines the specific facts and circumstances of all sales arrangements with payment terms extending beyond its normal payment terms to make a determination of whether the sales price is fixed and determinable and whether collectibility is probable. Payment terms are not tied to milestone deliverables or customer acceptance. The examination of the impact on revenue recognition, if any, includes the Company's history with its customers and the specific facts of each arrangement. The Company generally does not offer payment terms that differ from its normal payment terms, and the Company has not written-off any accounts receivable related to extended payment term arrangements. During the year ended December 31, 2001, the Company recognized software license revenue of approximately $2.6 million on new arrangements with three previously existing customers that contain payment terms beyond the normal payment terms. Payments become due under these arrangements through July 2002. As of May 15, 2002, all scheduled payments had been made in accordance with the terms of the relevant arrangements.

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

     In May 2001, the Company announced the discontinuation of the Visual Trinity product. The Company does not plan to continue development efforts on the Visual Trinity product. As a result, future revenue related to this product will consist primarily of technical support revenue, all of which is currently included in deferred revenue. The Company plans to provide technical support for the Visual Trinity product through September 2002.

     In June  2001,  the  Company  announced  the  sale of the  Visual  Internet
Benchmark service. The Company will continue to recognize revenue from the Visual Internet Benchmark service for existing contracts, under which the Company is still required to perform services through May 2003, most of which is currently in deferred revenue. The Company receives royalty payments from the purchaser on new contracts.

CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. The Company generally sells its products to large telecommunications and Internet service provider companies primarily in the United States. The Company grants credit terms without collateral to its customers and has not experienced any significant credit related losses. Accounts receivable include allowances to record receivables at their estimated net realizable value. As of March 31, 2002, three customers individually represented 15%, 16% and 23% of accounts receivable. As of March 31, 2002, the Company had approximately $1.8 million in accounts receivable balances that were also included in deferred revenue.

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

COMPREHENSIVE INCOME

     The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," which establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments and the unrealized gains and losses on marketable securities to be included in other comprehensive income. Because the Company has not had any significant components of other comprehensive income, the reported net income (loss) does not differ materially from comprehensive income (loss) for the three months ended March 31, 2001 and 2002. During 2002, the Company converted operations for its Canadian subsidiary to U.S. Dollars and recorded the translation gain in the accompanying consolidated statement of operations.

SEGMENT REPORTING AND SIGNIFICANT CUSTOMERS

     SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. Management has concluded that the Company's operations occur in one segment only based upon the information used by management in evaluating the performance of the business. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The revenue and assets of the Company's foreign subsidiaries have not been significant. During the three months ended March 31, 2002, the Company closed its branch in France and began efforts to close its subsidiary in Singapore. For the three months ended March 31, 2001, three customers individually represented 27%, 17% and 11% of revenue. For the three months ended March 31, 2002, two customers individually represented 34% and 12% of revenue.

    The following table presents the Company's revenue by product (in thousands):

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                       2001       2002
                                                     -------   --------
     Visual UpTime..........................        $ 12,659   $ 13,814
     Visual Cell Tracer.....................             475        767
     Visual IP InSight......................           1,096      1,552
     Royalties..............................             --          88
                                                     -------   --------
           Continuing products..............          14,230     16,221
     Visual Internet Benchmark..............           1,389        395
     Visual Trinity and eWatcher............           1,767        374
                                                     -------     -------
           Discontinued products............           3,156        769
                                                     --------    --------
           Total  revenue...................        $ 17,386   $ 16,990
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

     Diluted earnings (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options and warrants to purchase 2,806,796 shares of common stock that were outstanding as of March 31, 2001 were not included in the computation of diluted loss per share for the three months ended March 31, 2001 as their effect would be anti-dilutive. The treasury stock effect of options and warrants to purchase 8,207,881 shares of common stock that were outstanding at March 31, 2002 are included in the computation of diluted earnings per share for the three months ended March 31, 2002. The effect of the convertible debentures issued in March 2002 (see Note 3) that are convertible into 2,986,093 shares of common stock has been included in the computation of diluted earnings per share for the three months ended March 31, 2002.

    The following details the computation of the earnings (loss) per share (in thousands, except per share data):

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                     2001        2002
                                                   -------      -------
 Net income (loss) ..........................    $   (7,667)   $      878
                                                   =========    ==========
 Weighted-average share calculation:
 Basic weighted-average shares outstanding:
  Average number of shares of common stock
   outstanding...............................        31,381        31,958
 Diluted weighted-average shares
   outstanding:
  Treasury stock effect of options and
   warrants..................................           --            863
  Effect of convertible debentures...........           --            166
                                                   ----------    ----------
 Diluted weighted-average shares
  outstanding................................        31,381        32,987
                                                   ==========    ==========
 Earnings (loss) per common share:
  Basic earnings (loss) per share............    $    (0.24)    $     0.03
                                                   ==========    ==========
  Diluted earnings (loss) per share..........    $    (0.24)    $     0.03
                                                   ==========    ==========

RECLASSIFICATIONS

    Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill on December 31, 2001 that existed at June 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will also not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company did not have any outstanding goodwill or other intangibles as of December 31, 2001. The Company also did not have any goodwill during 2001. Accordingly, no pro forma disclosures related to the amortization of goodwill have been provided. The adoption of SFAS No. 142 did not have a material effect on the Company's financial position or results of operations.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 is effective in the first quarter of 2002. The Company adopted SFAS No. 144 during the three months ended March 31, 2002 and the adoption did not have a material effect on the Company's financial position or results of operations.

2. CREDIT AGREEMENTS AND LONG-TERM DEBT:

     During 2001 through March 2002, the Company maintained a credit facility, as amended, that included an accounts receivable-based arrangement providing for borrowings up to the lesser of $10.0 million or 80% of eligible accounts receivable (as defined in the credit facility and determined by the bank). In December 2000, the bank issued a standby letter of credit, as amended, that expires on September 30, 2002 in the amount of $2.5 million. The Company secured the letter of credit with a pledge of a certificate of deposit in the amount of $2.5 million, as amended, which is recorded as a restricted short-term investment in the accompanying consolidated balance sheets as of December 31, 2001 and March 31, 2002. The bank credit facility also included an equipment financing facility. During the three months ended March 31, 2001, the Company borrowed approximately $451,000 to be repaid over 36 months under the equipment financing facility, of which $376,000 was outstanding as of December 31, 2001. As of December 31, 2001, the Company also had approximately $1.7 million of borrowings outstanding at an interest rate of 6.75% under the accounts receivable-based arrangement. The credit facility, as amended, was scheduled to mature on April 29, 2002. In connection with the issuance of the convertible debentures (see Note 3), the amounts borrowed from the bank under the accounts receivable-based and equipment-financing arrangements were repaid, and the related loan agreements were terminated. As a result, the borrowings under the accounts receivable-based and equipment financing arrangements are classified as current in the accompanying consolidated balance sheet as of December 31, 2001. The credit facility contained restrictive financial covenants, including, but not limited to, requirements related to liquidity and operating results as well as restrictions related to other borrowings, acquisitions, dispositions of assets, distributions and investments. In May 2001, modifications to the credit facility were completed that revised the financial covenants and eliminated the ability to make additional borrowings under the equipment financing arrangement.

3.       CONVERTIBLE DEBENTURES:

     In March 2002,  the Company issued senior  secured  convertible  debentures
(the "Debentures") in the aggregate amount of $10.5 million in a private placement. The Debentures are due March 25, 2006, are payable in common stock or cash at the Company's option provided certain conditions are satisfied, and bear interest at an annual rate of 5% payable quarterly in common stock or cash at the Company's option provided certain conditions are satisfied. The Debentures are secured by a first priority lien on substantially all of the Company's assets. The Debentures may be converted initially into 2,986,093 shares of the Company's common stock at the option of the holders at a price of $3.5163 per share, subject to certain adjustments. The conversion price of the Debentures will adjust if the Company issues additional shares of common stock or instruments convertible into common stock at a price that is less than the then-effective conversion price of the Debentures. The Company has the right to require the holders to convert their Debentures into common stock if the closing price of the Company's common stock exceeds 175% of the conversion price for 20 consecutive days after September 26, 2003.

     The Debentures include certain financial covenants related to earnings before interest, taxes, depreciation and amortization for 2002 and 2003. If the financial covenants are not met, the holders may cause the Company to redeem the Debentures at a price equal to the principal amount of the Debentures plus accrued interest. The redemption may be made in common stock or cash at the Company's option provided certain conditions are satisfied. Redemption of the Debentures also may be required upon a specified change of control or upon the occurrence of any one of the other triggering events, including but not limited to, default on other indebtedness, failure to register the shares of common stock that may be issued to the Debenture holders and failure to maintain the common stock listing on an eligible market. In the event that the financial covenant for 2002 is achieved, the first priority lien in favor of the debenture holders shall be released.

     In connection with the issuance of the Debentures, the Company issued to the holders warrants to purchase 828,861 shares of its common stock at an initial exercise price of $4.2755 per share. The exercise price will be adjusted if the Company issues additional shares of common stock or instruments convertible into common stock at a lower price than the then-effective exercise price. The warrants expire on March 25, 2007. Approximately $2.1 million in proceeds from the Debentures were allocated to the value of the warrants. The discount on the Debentures resulting from the allocation of proceeds to the warrants will be amortized as a charge to interest expense over the period until the Debentures become due. The fair value of the warrants was determined using the Black-Scholes valuation model with the following assumptions: no dividend yield, expected volatility of 129%, risk-free interest rate of 4.85% and a term of 5 years.

     The holders of the Debentures also had the right to purchase 575 shares of to-be-created Series A preferred stock for $5.8 million prior to May 6, 2002. The holders did not exercise the right to purchase these shares of Series A preferred stock. The Company has also granted to the Debenture holders the right to purchase $3.1 million of additional shares of to-be-created preferred stock at any time after the six-month anniversary but before the fifteen-month anniversary of the issuance of the Debentures. The Debenture holders were also granted certain equity participation and registration rights.

     On the date of issuance of the Debentures, the conversion price of the Debentures, after taking into consideration the allocation of proceeds to the warrants, was less than the quoted market price of the Company's common stock at that time. Accordingly, approximately $515,000 in proceeds from the Debentures were allocated to additional paid-in capital to recognize this beneficial conversion feature. The discount on the Debentures resulting from the allocation of proceeds to the beneficial conversion feature will be amortized as a charge to interest expense over the period until the Debentures become due.

4. COMMITMENTS AND CONTINGENCIES:

LITIGATION

     In July, August and September 2000, several purported class action complaints were filed against the Company and certain of the Company's former executives (collectively, the "defendants"). These complaints have since been combined into a single consolidated amended complaint (the "complaint"). The complaint alleges that between February 7, 2000 and August 23, 2000, the defendants made false and misleading statements, which had the effect of inflating the market price of the Company's stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint does not specify the amount of damages sought. The Company believes that the plaintiffs' claims are without merit and intends to defend against these allegations vigorously. The Company has filed a motion to dismiss the complaint, which is now pending before the court. The Company expects that a substantial portion of the legal costs that it has incurred and may continue to incur related to this matter will be paid by its directors' and officers' insurance policy. The Company cannot presently determine the ultimate outcome of this action. A negative outcome could have a material adverse effect on the Company's financial position or results of operations. Failure to prevail in the litigation could result in, among other things, the payment of substantial monetary damages.

     The Company is periodically a party to disputes arising from normal business activities including various employee-related matters. In the opinion of management, resolution of these matters will not have a material adverse effect upon the Company's financial position or future operating results.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     From our incorporation in August 1993 through December 1996, our principal objective was to secure sufficient equity financing to enable us to accelerate product development efforts of Visual UpTime and create the infrastructure necessary to support these efforts. We first shipped Visual UpTime in mid-1995 and began generating significant revenue during 1996. Since our inception, we have focused on establishing relationships with service providers with the goal of having these service providers include our products into their infrastructure or in their service offerings to their subscribers. Consistent with this goal, we have entered into agreements with AT&T, Equant, Sprint and WorldCom. During 1998, 1999 and 2000, we continued to focus on selling Visual UpTime, and added to our product portfolio as a result of a series of acquisitions -- the Net2Net product, Cell Tracer, in 1998; the Inverse products, Visual IP InSight and Visual Internet Benchmark, in 1999; and the Avesta products, Visual Trinity and Visual eWatcher, in 2000. During 2001, we discontinued development and sales efforts of Visual Trinity and sold the Visual Internet Benchmark service in a future release of the Visual IP InSight product. During 2001, we also made a decision to combine certain functionality of the web performance management technology of the Visual eWatcher product with the Visual IP InSight product. Development efforts related to incorporating this functionality into a future release of the Visual IP InSight productare expected to begin in 2002. We continue to focus on sales of Visual UpTime, Visual IP InSight and Visual Cell Tracer.

     We incurred significant losses from the second quarter of 2000 through the fourth quarter of 2001. The deterioration of our operating results that began in 2000, excluding the effects of the impairment and restructuring charges and the write-off of in-process research and development, was due primarily to decreased revenue and increased operating expenses. In response to these results, we made significant reductions in operating expenses in 2000, 2001 and 2002 resulting from the closure of three facilities and the reduction of our workforce by approximately 260 employees from October 2000 to May 2002, including approximately 30 employees who were terminated during or subsequent to the first quarter of 2002. As a result of these actions, we returned to profitability during the three months ended March 31, 2002. Based on our current cost structure, our ability to generate operating income in the future is, in large part, dependent on our success in achieving quarterly revenue of at least $14.0 million to $15.0 million and maintaining or further reducing operating expenses. Due to market conditions, competitive pressures, and other factors beyond our control, there can be no assurances that we will be able to achieve adequate revenue in the future. In the event that the anticipated revenue goals are not met, we may be required to further reduce our cost structure. There can be no assurance that we will remain profitable.

RESULTS OF OPERATIONS

    The following table presents certain consolidated statement of operations data as a percentage of our revenue:

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                      -----------------
                                                       2001        2002
                                                      ------      ------
   Revenue.....................................       100.0%      100.0%
   Cost of revenue.............................        40.0        29.3
                                                      -----       -----
    Gross profit...............................        60.0        70.7
                                                      -----       -----
   Operating expenses:
    Research and development...................        33.3        19.6
    Sales and marketing........................        54.4        34.9
    General and administrative.................        15.4        10.4
    Amortization of goodwill and other
     intangibles...............................         2.7         --
                                                      -----       -----

             Total operating expenses..........       105.8        64.9
                                                      ------      -----
   Income (loss) from operations...............       (45.8)        5.8
   Interest income (expense), net..............         1.7        (0.6)
                                                      -------     ------
   Net income (loss) before income taxes.......       (44.1)        5.2
   Benefit (provision) for income taxes........         --          --
                                                      -------     ------
   Net income (loss)...........................       (44.1)%       5.2%
                                                      =======     ======

    The following table presents the revenue by product (in thousands):

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      ------------------
                                                       2001         2002
                                                      ------       ------
   Visual UpTime..............................      $ 12,659    $ 13,814
   Visual Cell Tracer.........................           475         767
   Visual IP InSight..........................         1,096       1,552
   Royalties..................................            --          88
                                                   ---------   ---------
         Continuing products..................        14,230      16,221
   Visual Internet Benchmark..................         1,389         395
   Visual Trinity and eWatcher................         1,767         374
                                                    --------    --------
         Discontinued products................         3,156         769
                                                    --------    --------
         Total  revenue.......................      $ 17,386    $ 16,990
                                                    ========    ========

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001

     Revenue. Revenue was $17.4 million for the three months ended March 31, 2001 compared to $17.0 million for the three months ended March 31, 2002, a decrease of $0.4 million. The overall decrease in revenue of 2% was primarily due to a decrease in discontinued products of $2.4 million offset by increases in Visual UpTime revenue, Visual IP Insight revenue and Visual Cell Tracer revenue. During the three months ended March 31, 2002, we amended the agreement with our sole customer for that product so that the customer received the source code for the Visual Cell Tracer product to allow it to support and modify the product. As a result, our technical support obligations to that customer were terminated. The related technical support fees that were previously deferred were recognized during the three months ended March 31, 2002. This customer places orders based on its end-user demand. Based on our understanding of the customer's forecasted demand, we anticipate that the customer will place final orders with us during 2002, and we do not anticipate any significant revenue from the sale of this product to other customers. Sales to all service providers increased from approximately 71% of revenue for the three months ended March 31, 2001 to 82% for the three months ended March 31, 2002.

     As a result of the discontinuation of the Visual Trinity product, we anticipate that future revenue for the product will consist primarily of technical support revenue, all of which is currently included in deferred revenue. We plan to provide technical support for the Visual Trinity product through September 2002. We will continue to recognize revenue from the Visual Internet Benchmark service that was sold during 2001, for existing contracts under which we are still required to perform services through May 2003, most of which is currently in deferred revenue. We receive royalty payments from the purchaser on new contracts.

     Gross profit. Cost of revenue consists of subcontracting costs, component parts, direct compensation costs, communication costs, warranty and other contractual obligations, royalties, license fees and other overhead expenses related to manufacturing operations and support of our software products and benchmark services. Gross profit was $10.4 million for the three months ended March 31, 2001 compared to $12.0 million for the three months ended March 31, 2002, an increase of $1.6 million. Gross margin was 60.0% of revenue for the three months ended March 31, 2001 as compared to 70.7% of revenue for the three months ended March 31, 2002. The increase in gross margin percentage was due primarily to significant revenue generated from our new higher margin Visual UpTime product introduced in the first quarter of 2002, an increase in margin on the Visual Cell Tracer product as a result of maintenance recognized resulting from a new agreement with the customer (discussed above) and a higher proportion of other maintenance revenue recorded during the quarter offset, in part, by reduced revenue from the higher margin Visual Internet Benchmark and Visual Trinity products. Our future gross margins may be affected by a number of factors, including product mix, the proportion of sales to service providers, competitive pricing, manufacturing volumes and an increase in the cost of component parts.

     Research and development expense. Research and development expense consists of compensation for research and development staff, depreciation of test and development equipment, certain software development costs and costs of prototype materials. Research and development expense was $5.8 million for the three months ended March 31, 2001 compared to $3.3 million in 2002, a decrease of $2.5 million. The decrease in research and development expense was due primarily to workforce reductions and facility closures during 2001 and additional workforce reductions during 2002. Research and development expense was 33.3% and 19.6% of revenue for the three months ended March 31, 2001 and 2002, respectively. For the remainder of 2002, we intend to incur research and development expense at or below the level of such expense in the first quarter of 2002 as a result of our continued focus on the control of operating expenses.

     Sales and marketing expense. Sales and marketing expense consists of compensation for the sales and marketing staff, commissions, pre-sales support, travel and entertainment expense, trade shows and other marketing programs. Sales and marketing expense was $9.5 million for the three months ended March 31, 2001 compared to $5.9 million for the three months ended March 31, 2002, a decrease of $3.6 million. The decrease in sales and marketing expense was due primarily to workforce reductions and facility closures during 2001 and 2002. Sales and marketing expense was 54.4% and 34.9% of revenue for the three months ended March 31, 2001 and 2002, respectively. For the remainder of 2002, we intend to incur sales and marketing expense at or below the level of such expense in the first quarter of 2002 as a result of our continued focus on the control of operating expenses.

     General and administrative expense. General and administrative expense consists of the costs of executive management, finance, administration and other activities. General and administrative expense was $2.7 million for the three months ended March 31, 2001 compared with $1.8 million for the three months ended March 31, 2002, a decrease of $0.9 million. The decrease in general and administrative expense was due primarily to workforce reductions and facility closures during 2001 and additional workforce reductions during 2002. General and administrative expense was 15.4% and 10.4% of revenue for the three months ended March 31, 2001 and 2002, respectively. For the remainder of 2002, we intend to incur general and administrative expense at or below the level of such expense in the first quarter of 2002 as a result of our continued focus on the control of operating expenses.

     Amortization of acquired intangibles. We recorded $473,000 in amortization of goodwill and other intangibles during the three months ended March 31, 2001 related to the Avesta acquisition. All amounts of goodwill and other intangible assets were amortized or written-off as of December 31, 2001. Therefore, no amortization was recorded during the three months ended March 31, 2002.

     Interest income, net. Interest income, net, was $287,000 for the three months ended March 31, 2001 compared to expense of $109,000 for the three months ended March 31, 2002. The decrease of $0.4 million was primarily due to decreased cash balances and interest expenses incurred on borrowings under our credit facility.

     Net income (loss). Net loss for the three months ended March 31, 2001 was $7.7 million as compared to net income of $878,000 for the three months ended March 31, 2002, an increase in income of $8.5 million. The increase was due primarily to decreases in operating expenses and amortization of intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, our unrestricted cash balance was $5.9 million compared to $10.2 million as of March 31, 2002, an increase of $4.3 million. This increase is primarily attributable to $9.7 million in cash received from the issuance of convertible debentures, net of issuance costs, in March 2002 offset by cash used in operations as well as the payment of the outstanding balances under our credit facility and capital leases. Net cash used in operating activities during the three months ended March 31, 2002 was $3.4 million. We also used cash of $297,000 to purchase equipment and other fixed assets, made principal payments on capital lease obligations of $285,000 and made principal payments on our credit facility obligations of $2.0 million. Cash provided by the sale of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan was $622,000.

     We require substantial working capital to fund our business, particularly to finance inventories, accounts receivable, research and development activities and capital expenditures as well as to fund our operating losses. To date, we have financed our operations and capital expenditures primarily with the proceeds from our initial public offering completed in February 1998, our operating income and proceeds from the issuance of convertible debentures in March 2002. In 2001, we became dependent on cash that was provided by our bank under a credit facility. In addition, from time to time, we have obtained advance payments in connection with certain customer purchase orders. In the fourth quarter of 2001, we received an advance payment of approximately $3.6 million that was classified as a customer deposit in the accompanying consolidated balance sheet as of December 31, 2001; the related customer orders were fulfilled in February 2002. We do not anticipate receiving customer advance payments in the future. Our future capital requirements will depend on many factors, including the rate of revenue growth, if any, as well as our gross margin and our levels of operating expenses, including product research and development, sales and marketing and general and administrative expenses.

     As discussed above, we incurred significant losses from the second quarter of 2000 through the fourth quarter of 2001 due to decreased revenue and increased operating expenses. In response to these losses, we made significant reductions in operating expenses in 2000, 2001 and 2002 and we returned to profitability during the three months ended March 31, 2002. Our ability to generate operating income in the future is dependent upon not only our continued success in maintaining or reducing operating expenses, but also our ability to achieve quarterly revenue of at least $14.0 million to $15.0 million. General market conditions, competitive pressures and other factors beyond our control may adversely affect our ability to achieve adequate revenue to enable us to remain profitable. In the event that the anticipated revenue goals are not met, we may be required to further reduce our cost structure. There can be no assurance that we will remain profitable.

     The future success of our company will be dependent upon, among other factors, our ability to generate adequate cash for operating and capital needs. We are relying on our existing balance of cash and cash equivalents together with future sales and the collection of the related accounts receivable to meet our future cash requirements. If cash provided by these sources is not sufficient to fund future operations, we will be required to further reduce our expenditures for operations or to seek additional capital through other means that may include the sale of assets, the sale of equity securities or additional borrowings. There can be no assurances that additional capital will be available, or available on terms that are reasonable or acceptable to us. If we are unable to generate additional cash, our business and financial condition may be materially and adversely affected such that we may need to consider other alternatives for our future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. We consider the accounting policies related to revenue recognition and inventory valuation to be critical to the understanding of our results of operations. Our critical accounting policies also include the areas where we have made the most difficult, subjective or complex judgments in making estimates, and where these estimates can significantly impact our financial results under different assumptions and conditions. We prepare our financial statements in conformity with generally accepted accounting principles in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

Revenue Recognition

     Our revenue recognition policies follow the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition" and SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which summarizes existing accounting literature and requires that four criteria be met prior to the recognition of revenue. Our accounting policies regarding revenue recognition are written to comply with the following criteria (see Note 1 of Notes to Consolidated Financial Statements):
1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed and determinable; and 4) collectibility is probable. The third and fourth criteria may require us to make significant judgments or estimates.

     To determine if a fee is fixed and determinable, we evaluate rights of return, customer acceptance rights, if applicable, and multiple-element arrangements of products and services to determine the impact on revenue recognition. Our agreements generally have not included rights of return except in certain reseller relationships that include stock rotation rights. If an agreement provides for a right of return, we recognize revenue when the right has expired. If an agreement provides for evaluation or customer acceptance, we recognize revenue upon the completion of the evaluation process, acceptance of the product by the customer and completion of all other criteria. Revenue from multiple-element software arrangements is recognized using the residual method whereby the fair value of any undelivered elements, such as customer support and services, is deferred and any residual value is allocated to the software and recognized as revenue upon delivery. The fair values of professional services, technical support and training have been determined based on our specific objective evidence of fair value. Our vendor specific objective evidence of fair value is based on the price that we charge customers when the element is sold separately.

     Our maintenance contracts require us to provide technical support and unspecified software updates to customers on a when and if available basis. We recognize customer support revenue, including support revenue that is bundled with product sales, ratably over the term of the contract period, which generally ranges from one to five years. We recognize revenue from services when the services are performed. Subscription fees for our benchmark reports are recognized upon delivery of the reports.

     The Company sells its products directly to service providers, end-user customers and through indirect channels. Certain reseller customers have stock rotation rights, under which the customer can exchange previously purchased products for other products of equal or greater cost, subject to certain limitations, based on their end-user customers' requirements. The Company recognizes revenue under these arrangements once the stock rotation right expires.

     We also examine the specific facts and circumstances of all sales arrangements with payment terms extending beyond our normal payment terms to make a determination of whether the sales price is fixed and determinable and whether collectibility is probable. Payment terms are not tied to milestone deliverables or customer acceptance. Our evaluation of the impact on revenue recognition, if any, includes our history with our customers and the specific facts of each arrangement. It is generally not our practice to offer payment terms that differ from our normal payment terms, and we have not written-off any accounts receivable related to extended payment term arrangements.

Inventory

     Because of the order lead times required to obtain manufactured product, we must maintain sufficient quantities of inventory of all of our products to meet expected demand. If actual demand is much lower than forecasted, we may not be able to dispose of our inventory at or above its cost. We write down our inventory for estimated excess and obsolete amounts to the lower of cost or market value. If future demand is lower than currently estimated, additional write-downs of our inventory may be required.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The market for our products is growing rapidly and our business environment is characterized by rapid technological changes, changes in customer requirements and new emerging market segments. Consequently, to compete effectively, we must make frequent new product introductions and enhancements and deploy sales and marketing resources to take advantage of new business opportunities. Our operations are also subject to certain other risks and uncertainties including, among other things, uncertainty of future profitability and possible fluctuations in financial results, substantial dilution to our stockholders if we are required to raise additional capital through the sale of equity, events that could trigger early repayment of our debentures, our dependence on sales to telecommunications companies, the downturn of the telecommunications market, dependence on sole and limited source suppliers, the possibility of delisting of our common stock by Nasdaq based on the possibility of our failure to comply with the Nasdaq listing requirements, long sales cycles, current and potential competitors with greater financial, technological, production, and marketing resources, errors in our products or services, claims by others that we infringe their intellectual property, failure to protect our own intellectual property and proprietary rights, dependence on key management personnel, inability to recruit and retain employees, and costly litigation in defense of a class action lawsuit. Failure to meet any of these challenges could adversely affect future operating results.

     The foregoing discussion contains forward-looking information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those sections. Our future results may be impacted by the various important factors summarized above and more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     During the three months ended March 31, 2002, we issued long-term debt in the form of the convertible debentures discussed in Note 3 of Notes to Consolidated Financial Statements. The convertible debentures bear interest at a fixed annual rate of 5%. There have been no other material changes in the market risks faced by us or in how those risks are managed since December 31, 2001. Refer to our Annual Report on Form 10-K for year ended December 31, 2001 for a discussion about such market risk.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In July, August and September 2000, several purported class action complaints were filed against us and certain of our former executives (collectively the "defendants"). These complaints have since been combined into a single consolidated amended complaint (the "complaint"). The complaint alleges that between February 7, 2000 and August 23, 2000, the defendants made false and misleading statements that had the effect of inflating the market price of our stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint does not specify the amount of damages sought. We believe that the plaintiffs' claims are without merit and intend to defend against these allegations vigorously. We filed a motion to dismiss the complaint, which is now pending before the court. We expect that a substantial portion of the legal costs that we have incurred and may continue to incur related to this matter will be paid by our directors' and officers' insurance policy. We cannot presently determine the ultimate outcome of this action. A negative outcome could have a material adverse effect on our financial position or results of operations. Failure to prevail in the litigation could result in, among other things, the payment of substantial monetary damages.

     We are periodically a party to disputes arising from normal business activities including various employee-related matters. In the opinion of management, resolution of these matters will not have a material adverse effect upon our financial position or future operating results.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In March 2002, we issued senior secured convertible debentures (the "Debentures") in the aggregate amount of $10.5 million in a private placement offering. The Debentures are due March 25, 2006, are payable in common stock or cash at the Company's option provided certain conditions are satisfied, and bear interest at an annual rate of 5% payable in common stock or cash at the Company's option provided certain conditions are satisfied. The Debentures may be converted initially into 2,986,093 shares of our common stock at the option of the holders at a price of $3.5163 per share, subject to certain adjustments. We have the right to require the holders to convert their Debentures into common stock if the closing price of our common stock exceeds 175% of the conversion price for 20 consecutive days after September 26, 2003. The Debentures include certain financial covenants related to earnings that, if not met, will allow the holders to redeem the Debentures prior to their maturity.

     In connection with the issuance of the Debentures, we issued to the holders warrants to purchase 828,861 shares of our common stock at an initial exercise price of $4.2755 per share. The warrants expire on March 25, 2007.

     The holders of the Debentures had the right to purchase 575 shares of to-be-created Series A preferred stock for $5.8 million prior to May 6, 2002. The holders did not exercise the right to purchase these shares of Series A preferred stock. We have also granted to the Debenture holders the right to purchase $3.1 million of additional shares of to-be-created preferred stock at any time after the six-month anniversary but before the fifteen-month anniversary of the issuance of the Debentures. The Debenture holders were also granted certain equity participation and registration rights.

    We sold the debentures and warrants in reliance upon an exemption from registration pursuant to Section 4 (2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6.  (A) EXHIBITS

    The following exhibits are filed or incorporated by reference as stated below:


EXHIBIT NUMBER                      DESCRIPTION
--------------                      -----------
     3.1 $          Amended and Restated Certificate of Incorporation
                     of the Company.
     3.1.1 @        Certificate of Amendment to Amended and Restated
                     Certificate of Incorporation.
     3.2 *          Restated By-Laws of the Company.
     4.1 @@         Registration Rights Agreement, dated as of March 25, 2002, between Visual Networks Inc. and the Purchasers named therein (filed as Exhibit 99.3 to the Form 8-K).
     4.2 @@         Form of 5% Senior Secured Convertible Debenture of Visual
                     Networks, Inc. due March 25, 2006 (filed as Exhibit 99.2
                     to the Form 8-K).
     4.1 @@         Form of Warrant of Visual Networks, Inc., dated March 25,
                     2002 (filed as Exhibit 99.4 to the Form 8-K).
     10.1 *         1994 Stock Option Plan.
     10.2 *         1997 Omnibus Stock Plan, as amended.
     10.3 *         Amended and Restated 1997 Directors' Stock Option Plan.
     10.4 !!        2000 Stock Incentive Plan, as amended.
     10.5 *+        Reseller/Integration Agreement, dated August 29, 1997, by
                     and between the Company and MCI Telecommunications Corporation.
     10.5.1 $$$++   Second Amendment, dated November 4, 1998, to the
                     Reseller/Integration Agreement between the Company and MCI Telecommunications Corporation (relating to Exhibit 10.5).
     10.6 ****++    Master Purchase of Equipment and Services Agreement, dated as of May 22, 2000, between Sprint/United Management Company and the Company.
     10.7 *+        General Agreement for the Procurement of Equipment, Services
                     and Supplies, dated November 26, 1997, between the Company and AT&T Corp.
     10.8 *         Lease Agreement, dated December 12, 1996, by and between the
                     Company and The Equitable Life Assurance Society of the United States.
     10.8.1 *       Lease Amendment, dated September 2, 1997, by and between the
                     Company and The Equitable Life Assurance Society of The United States (related to Exhibit 10.8).
     10.8.2 $$$     Second Lease Amendment, dated February 8, 1999, by and
                     between the Company and TA/Western, LLC, successor to The Equitable Life Assurance Society of The United States (relating to Exhibit 10.8).
     10.8.3 ***     Third Lease Amendment, dated January 10, 2000, by and
                     between the Company and TA/ Western, LLC (relating to
                     Exhibit 10.8).
     10.8.4 !!      Fourth Lease Amendment, dated May 17, 2000, by and between the Company and TA/ Western, LLC (relating to
                     Exhibit 10.8).
     10.10 *        Employment Agreement, dated December 15, 1994, by and
                     between the Company and Scott E. Stouffer, as amended.
     10.11 !!       Lease Agreement, dated April 7, 2000, by and between Visual
                     Networks, Inc. and TA/ Western, LLC.
     10.12 *        Terms of Employment, dated June 11, 1997, by and between the
                     Company and Peter J. Minihane, as amended.
     10.17 **       Net2Net 1994 Stock Option Plan.
     10.20 $$       1999 Employee Stock Purchase Plan, as amended April 11,
                     2001.
     10.22 %        Inverse Network Technology 1996 Stock Option Plan.
     10.23 !!       Avesta Technologies 1996 Stock Option Plan.
     10.24 ****     Loan and Security Agreement, dated February 28, 2001, by and between Silicon Valley Bank and the Company.
     10.24.1 !!!    First Loan Modification to the Loan and Security Agreement,
                     dated May 24, 2001 (related to Exhibit 10.24).
     10.24.2 !!!!   Second Loan Modification to the Loan
                     and Security Agreement, dated December 20,
                     2001 (related to Exhibit 10.24).

     10.25 ****     Accounts Receivable Financing Agreement dated February 28,
                     2001, by and between Silicon Valley Bank and the Company.
     10.25.1 !!!    First Loan Modification to the Accounts Receivable Financing
                     Agreement, dated May 24, 2001 (related to Exhibit 10.25).
     10.25.2 !!!!   Second Loan Modification to the Accounts Receivable
                     Financing Agreement, dated December 20, 2001
                     (related to Exhibit 10.25).
     10.25.3 !!!!   Third Loan Modification to the
                     Accounts Receivable Financing Agreement,
                     dated February 28, 2002 (related to Exhibit 10.25).
     10.26 ****      Intellectual Property Security Agreement dated February 28,
                      2001, by and between Silicon Valley Bank and the Company.
     10.28 !!!      Employment Agreement, dated May 3, 2001, by and between the
                     Company and Elton King.
     10.29 !!!      Nonstatutory Stock Option Grant Agreement, dated May 3,
                     2001, by and between the Company and Elton King.
     10.30 !!!      Terms of Employment, dated July 27, 2000, by and between the
                     Company and Steve Hindman.
     10.31 !!!!     Terms of Employment, dated October 23, 2001, by and between the Company and John Saunders.
     10.32 !!!!     Consulting Agreement, dated February 16, 2002, by and
                     between the Company and Peter J. Minihane.
     10.33 @@       Securities Purchase Agreement, dated as of March 25, 2002, between Visual Networks, Inc. and the Purchasers named
                     therein (filed as Exhibit 99.1 to the Form 8-K).
     10.34 @@       Security Agreement, dated as of March 25, 2002, between
                     Visual Networks, Inc. and the Secured Parties named therein
                     (filed as Exhibit 99.5 to the Form 8-K).
     10.35 @@       IP Security Agreement, dated as of March 25, 2002, between
                     Visual Networks, Inc., its subsidiaries and the Secured
                     Parties named therein (filed as Exhibit 99.6 to the
                     Form 8-K).
     10.36++        Agreement for Electronic Manufacturing Services, dated
                     March 1, 2000 by and between Visual Networks Operations,
                     Inc. and Celestica Corporation.
     21.1 ****      List of subsidiaries of the Company.

     *              Incorporated herein by reference to the Company's
                     Registration Statement on Form S-1, No. 333-41517.
     **             Incorporated herein by reference to Exhibit 10.1 to the
                     Company's Registration Statement on Form S-8, No.333-53153.
     ***            Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1999.
     ****           Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 2000.
     %              Incorporated herein by reference to Exhibit 10.1 to the
                     Company's Registration Statement on Form S-8, No.333-88719.
     @              Incorporated herein by reference to the Company's
                     Registration Statement on Form S-4, No. 333-33946.
     @@             Incorporated herein by reference to the ompany's Current
                     Report on Form 8-K filed March 27, 2002.
     $              Incorporated herein by reference to Exhibit 3.1 to the
                     Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1999.
     $$             Incorporated herein by reference to the Company's Definitive
                     Proxy Statement on Schedule 14A filed April 30, 2001.
     $$$            Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1998.
     +              Portions of this Exhibit were omitted and have been filed
                     separately with the Secretary of the Commission pursuant to the Company's Application Requesting Confidential Treatment under Rule 406 of the Securities Act, filed on December 22, 1997, January 28, 1998 and February 4, 1998.
     ++             Portions of this Exhibit were omitted and have been filed
                     separately with the Secretary of the Commission pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act.
     !!             Incorporated herein by reference to the Company's Quarterly
                     Report on Form 10-Q for the three months ended
                     June 30, 2000.
     !!!            Incorporated herein by reference to the Company's Quarterly
                     Report on Form 10-Q for the three months ended
                     June 30, 2001.
     !!!!           Incorporated herein by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 2001.


(B) REPORTS ON FORM 8-K

(1) The Company filed a Current Report on Form 8-K on February 28, 2002, reporting under Item 5 that the Company and Silicon Valley Bank reached an agreement to extend for an additional 60 days the Company's existing credit facility, which was to have expired on February 28, 2002. In addition, the parties executed a commitment letter for a new facility.

(2) The Company filed a Current Report on Form 8-K on March 27, 2002, reporting under Item 5 the issuance of senior secured convertible debentures and warrants in a private placement to four institutional investors.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  VISUAL NETWORKS, INC.

                                  By: /s/ JOHN H. SAUNDERS
                                  ---------------------------------------
                                      John H. Saunders
                                      Chief Financial Officer

May 15, 2002