Form 10-K/A
period 2001-12-31
VISUAL NETWORKS INC
filed 2002-05-22
CIK 1000495

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-K/A
                                (Amendment No. 1)

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

               FOR THE TRANSITION PERIOD FROM      TO

                        Commission File Number: 000-23699

                              VISUAL NETWORKS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                     Delaware                       52-1837515
         (State or Other Jurisdiction of            (IRS Employer
          Incorporation or Organization)            Identification No.)

         2092 Gaither Road, Rockville, MD           20850
         (Address of Principal Executive            (Zip Code)
          Office)

       Registrant's telephone number, including area code: (301) 296-2300

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Documents incorporated by reference: Specified portions of the Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2002 Annual Meeting are incorporated herein by reference into Part III of this Report.

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

================================================================================

                         VISUAL NETWORKS, INC. FORM 10-K

                                TABLE OF CONTENTS


            PART I
  Item 1.        Business
                 Overview
                 Industry Background
                 Problems Managing Networks Based on IP and the Internet The Visual Networks Solution
                 The Visual Networks Strategy
                 Products
                 The Visual Networks Selling Strateg
                 Product Development
                 Customers
                 Strategic Partnership
                 Competition
                 Manufacturing
                 Patents and Other Intellectual Property Rights
                 Employees
  Item 2.        Properties
  Item 3.        Legal Proceedings
  Item 4.        Submission of Matters to a Vote of Security Holders

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



                                     PART I

Item 1.  Business.

Overview

     We design, manufacture, sell and support systems that analyze the performance of data communications networks and services, as well as out-sourced Web services. These networks may be owned directly by an enterprise or owned by another company, a service provider, that provides network services to the end-user enterprise customer. Because of the critical enterprise applications being run on these networks, like software that operates key functions of an enterprise's business, the enterprise, whether as a direct owner or as an end-user of a network, needs a way to ensure that the network is operating at a particular level of performance, or service level. Our systems combine software installed at key locations throughout the network and software agents that link with software that is located in the computer servers that run the network, to allow an enterprise to monitor the data communications traffic running over the network. This constant monitoring allows a network operator to assess the network's performance, engage in real-time troubleshooting for network problems as they arise and, by knowing the traffic volumes and character running over the network at any given time, plan to address network capacity issues. We also manufacture and sell hardware devices on which the software resides throughout the network. Some of these devices also perform other network interfacing functions.

     Our products, Visual UpTime, Visual IP InSight, Visual eWatcher and Cell Tracer, provide network performance measurement and analysis that allow network and Web-hosting operators to achieve the network performance levels required by their end-users. This helps end-users properly run their critical applications and lower operating costs by quickly identifying network problems as they arise and reducing network downtime. The availability of performance monitoring and troubleshooting software agents allows customers to verify the service levels promised by the service providers. The promised service level is important to the customer because the customer is running applications on the network that are critical to the operations of the customer's business and directly affect the customer's ability to generate revenue, attract and retain customers and maintain a competitive position. We believe that our systems are deployed in individual configurations managing up to 4,500 transport circuits and Internet access for up to 1.5 million desktop computers.

     We believe that we are a worldwide leader in providing service management systems, having shipped systems for deployment on an aggregate of over 140,000 transport circuits and over 40 million desktops. We have developed relationships with major service providers including AT&T, BellSouth, Earthlink, Equant, Prodigy, SBC, Sprint, Verizon and WorldCom. These service providers either resell our systems to their subscribers or integrate our systems into their network infrastructure to enable them to offer enhanced network services. For the year ended December 31, 2001, we had consolidated revenue of approximately $74.2 million, of which 77% was attributable to service providers.

     Since 1997, we have grown our business from revenues of $23.6 million to $75.0 million in 2001. During this same period, we have made numerous enhancements to our product portfolio to address new opportunities, changing customer needs and evolving technology. We have also made three acquisitions to extend our product portfolio into new areas. The last of those acquisitions in 2000 caused a loss of focus in our business strategy as well as increased complexities that led to decreased revenues and significant losses. Additionally, in the most recent quarters, conditions in the overall economy and the telecommunications sector in particular have caused a flattening of demand for our products. In response to these events, we have taken steps to increase focus on our core products including the sale of certain products and the discontinuation of others. We believe that these steps are sufficient and that our key value propositions remain relevant and intact and that demand for our products will once again be increasing as the economy recovers.

     We believe that the market in which we sell our systems will continue to grow in the near future. Of the many types of network technologies being deployed by enterprises and service providers, two dominate. One is frame relay; the other is asynchronous transfer mode, or ATM. Our products support both of these technologies. Vertical Systems Group estimates that approximately 791,000 frame relay circuits and 51,000 ATM circuits will be installed worldwide from 2002 through 2004. It also estimates that revenue generated from the use of these networks will increase from $12.3 billion in 2000 to $26.8 billion in 2004. We believe that this anticipated growth in the market for both frame relay and ATM networks bodes well for us. As networks continue to expand, we believe that customers will increasingly demand that service providers provide a particular level of performance on their networks. Our products can assist the network providers in improving the quality and performance of these networks so that they are suitable for mission critical applications. To take advantage of the projected growth in these markets, we plan to continue to expand our relationships with our service provider customers which together account for the majority of IP network traffic worldwide.

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

     Today's networks are deployed using a supply chain of various wholesale and retail network service providers for network access, backbone transport and hosting, including traditional telephone companies and broadband network providers. These service providers may either be competing or cooperating with one another to provide the complete connectivity service solution to the ultimate customer, the enterprise. In this environment, a high premium has been placed on network performance and availability. This results in the need for tools that offer a consistent, reliable way to measure service quality, end-to-end, across many ownership boundaries, vendors and types of access media.

WAN Service Management Market Dynamics

     Frame relay and ATM are the generally accepted technologies for corporate backbone WANs. However, in the past five years the use of IP technologies and networks to support mission-critical applications is increasing. Telecommuters and field sales and support people are dependent on remote access Virtual Private Networks, or VPNs, to perform their jobs. In addition, mission-critical corporate applications and e-commerce are being provided over corporate intranets and Internet technologies.

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

WAN Network Deployment

     A typical WAN deployment supporting mission-critical applications includes various types of customer premises equipment, or CPE, owned by the network service provider's customer, or subscriber, deployed at the subscriber's site and interconnected by the WAN service. It may also include Web servers and applications that may be hosted at the customer site or in a service provider's Web data center. The point at which the subscriber CPE connects to the WAN service is known as the service demarcation (the "demarc"), or the point where the service provider hands off the service to the subscriber, and ultimately, is the point where the services are defined. The subscriber is generally responsible for network performance on its side of the demarc while the service provider is responsible for network performance on its side of the demarc.

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

     There are many established and emerging technologies for accessing the service provider's logical network. The predominant access technologies facilitate traditional dial-up access over traditional telephone networks. More recently, broadband access technologies such as DSL, cable and fixed wireless are gaining momentum for branch and small office/home office connectivity. At high capacity data centers, the use of optical access to achieve extremely high transmission speeds is gaining momentum.

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

     Operational cost models are not scaleable. The inability to cost-effectively measure performance at the demarc, and thereby demonstrate to subscribers the WAN service level being provided, results in service providers requiring many highly skilled personnel to provision and operate logical connectivity services. This cost is exacerbated by the gap between the high demand for and limited supply of trained personnel. The implication of this model is that operating costs are driven up and service providers' WAN service businesses are not scaleable to the levels required to generate the necessary economies of scale. The specific areas of concern are:

     - Inefficient service provisioning. The service provider has difficulty determining whether the WAN service is properly deployed until the subscriber's network has been connected to the service and the subscriber's applications are operational. This often results in multiple dispatches of personnel to the subscriber site and extensive interaction with the subscriber for its equipment and applications to be configured properly. The service provider is typically restricted from billing the subscriber for the service until the subscriber's applications are working properly over the service.

     - Extensive troubleshooting and high maintenance. When subscribers experience degraded network performance, they generally assume there is a problem with the service supplied by their service provider. It can often take days, weeks or even months to diagnose the causes of degraded performance requiring highly skilled personnel with sophisticated instrumentation and diagnostic tools. Although these degraded performance conditions are frequently caused by faulty or misconfigured subscriber equipment or applications, the service provider is forced to expend significant time and effort without reimbursement to help diagnose the problem.

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

     Increased scalability and lower costs of service providers' and subscribers' operational models. Our systems can reduce the labor-intensive nature of deploying logical connectivity services, thereby decreasing both service providers' and subscribers' costs and increasing their ability to generate revenue, by enabling:

     - Rapid and cost-effective service provisioning. Our systems allow the service provider to verify that its service is properly provisioned without waiting for the subscriber network or applications to be connected and configured. This tends to reduce customer support costs during initiation of service and allows the service provider to begin billing for the service earlier than was previously possible.

     - Reduced need for reactive troubleshooting. Our systems reduce the need for service providers to perform troubleshooting after the fact, by continuously monitoring network performance at the demarc and proactively alerting the service provider and subscriber to anomalous performance characteristics. These early warnings allow the network operator to take corrective action before the performance of any application on the network is impaired. Because many of the anomalous characteristics are subscriber-related, the subscriber is more likely to take corrective action without involving the service provider. The net result is that fewer maintenance personnel are required to solve fewer problems, thereby increasing service provider efficiency and subscriber satisfaction.

     - More rapid and less costly troubleshooting. Because our systems provide information that enables isolation of problems between the service provider network and subscriber equipment and applications, the service provider can more quickly diagnose the cause of faulty or degraded performance. Many problems that would otherwise last for days and require on-site visits of highly skilled personnel can be diagnosed remotely within minutes by our systems. Because our systems are designed to allow both the service provider and the subscriber to access the same reports and analyses simultaneously, more problem conditions can be resolved collaboratively.

     - Reduced impact of problem conditions. Our systems automatically identify applications and users that are effected by problem conditions. This enables maintenance personnel to attack those problems that have the largest business impact first, thus reducing the overall business impact of faults.

     - More accurate network engineering and planning. Our systems continuously provide an accurate and detailed view of historical WAN service usage patterns along with automated guidance regarding the need to change circuit capacities. This allows subscribers and service providers to implement a network design optimized for cost and performance.

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

     Embedding agent technology in the equipment of other manufacturers. In order to fully instrument the network and achieve the highest possible port penetrations of our management capabilities on both new and previously deployed services, we are partnering with leading manufacturers of access equipment to embed our agent technology into their systems. To this end, we have entered into strategic partnerships with Cisco Systems and Kentrox. Cisco Systems is in the process of embedding our agent technology into the operating system software
(IOS) of its router products and making other system software improvements to support tight interoperability with the Visual UpTime back office system.
Likewise, Kentrox has embedded our agent technology into its ATM access concentrator product line. Visual Networks will receive license revenue from the end customers that use Visual UpTime to manage these agents.

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

Products

Visual UpTime

     Visual UpTime is the de facto standard for service management of frame relay and ATM networks. This complete service management system helps users optimize network performance and reduce overall costs of network ownership. In 1999, IDC credited Visual UpTime with a 55.6% share of the Frame Relay aware DSU market over Paradyne (17%), Kentrox (6%) and Adtran (5%). Recent estimates based on the public financial statements of these companies cause us to believe that our market share has increased in the years since. Visual UpTime and its Frame Relay aware DSUs are the technology behind most managed Frame Relay service offerings including AT&T's Frame Relay Plus and IP-enabled Frame Relay, Worldcom's Circuit View and Frame Relay Gold, Sprint's Web Based Network Manager and Frame Relay Performance Manager and Verizon's Frame Watch. Visual UpTime won Network World's "Best of Test" award for the best WAN management product of 2000. The award was based on customer reviews conducted throughout the year. Also, Visual UpTime 7.0, our latest release, was selected as a Finalist for the ComNet New Product Achievement Award in January 2002.

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

     PAC. The PAC is Visual UpTime's client software for packaging and presenting information stored in the PAM and ASE. Multiple PACs may access a single PAM or ASE. The PAC includes three integrated toolsets:

     - Performance monitoring. This toolset is an early warning system, alerting network operators to impending service degradation that allows corrective action to be taken before the subscriber's application performance degrades. This toolset displays network performance related events and alarms. The performance monitoring toolset is tightly linked to the troubleshooting toolset, allowing an operator to evaluate quickly and precisely the conditions that caused the event or alarm.

     - Troubleshooting. This toolset enables an operator to rapidly perform detailed diagnostics to identify the cause of service level problems. This toolset displays real-time and historical network performance statistics. The troubleshooting toolset includes a protocol capture and analysis capability used by network operators to isolate problems arising from the interplay between a subscriber's CPE or applications and the WAN service.

     - Planning and reporting. This toolset is a report generation tool that creates a wide variety of reports from the network performance data stored in the PAM. This toolset is used primarily for capacity planning and network engineering, management of service level agreements between service provider and subscriber and executive reporting from the network operations staff to senior management personnel. The planning and reporting toolset is accessible through a PAC or a Web-browser.

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

Visual IP InSight

     Visual IP InSight is a WAN service management system for remote access network technologies utilizing IP and the Internet. It helps both service providers and enterprises provide the highest quality IP services to their customers. Visual IP InSight helps operations managers, network managers and customer care (help desk) personnel proactively manage the complete service experience whether it is for a service subscriber or an internal enterprise user. Visual IP InSight has also become a cornerstone for credible SLA offerings of Internet service providers. Visual IP InSight won Internet Telephony magazine's Product of the Year Award for 2001 in the category of Performance Monitoring, Network Management and Quality of Service, from a field of over 150 entrants.

    The product includes three software applications:

     - IP InSight Service Operations. This function provides information regarding problems in real-time and monitors performance of IP applications, such as e-mail and domain name system using metrics such as availability, throughput, latency and packet loss.

     - IP InSight Customer Care. This feature allows customer care personnel to call up a customer's history of network connections and PC configurations.

     - IP InSight Service Level Manager. This function makes it easy to define, monitor and administer SLAs. Its unique tools also map users to their specific services, service providers and SLAs.

     System components for Visual IP InSight include agents, data collectors and a data repository. These components communicate with each other over an IP network providing a steady stream of real-time information. Visual IP InSight's architecture is distributed and fault-tolerant, and it scales to carrier class networks.

     The system's agents are the origin of quality-of-service and test data. There are two types of agents: dedicated agents and client agents. Dedicated agents utilize software that is embedded in hardware devices called IP Service Elements, or ISEs, that are connected to the network at suitable monitoring points. ISEs perform active tests on command as configured by the network manager. Client agents are software products that are installed on the PCs of service subscribers. The software runs transparently until end-user help is required. Context-sensitive online help suggests solutions to more than 150 dial-access problems and keeps a descriptive error log that customer care personnel can use to solve problems that end users cannot resolve on their own. In parallel, the client agent can passively monitor user activity on the network or perform active tests when requested by the network manager. The client agent can be deployed in any remote access environment -- dial modem, cable modem, Digital Subscriber Line, ISDN or wireless service. All varieties of dedicated agents and client agents can be used together in the same network with the same IP InSight systems.

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

The Visual Networks Selling Strategy

     We implement a push -- pull sales strategy where market demand is generated by marketing programs, cultivated by the direct sales force and fulfilled by channel partners. The channel partners are traditional service providers, such as AT&T, Equant, Sprint and WorldCom and the traditional local telephone companies; emerging service providers, including ISPs and competitive telecommunications providers; value added resellers, or VARs; and system integrators.

     In our sales model, marketing activities generate subscriber demand through a variety of focused marketing programs. The result of this demand generation activity is a set of qualified leads that are cultivated by our direct field sales force or our inside sales force depending on the size and complexity of the opportunity. Direct sales drives the opportunity towards closure by applying our product to the prospective customer's network environment and describing the associated value proposition, typically a lengthy process. Upon completion of these steps, direct sales will determine the prospect's preferred fulfillment channel and steer the opportunity through that channel. Direct sales will remain engaged until the demand is satisfied.

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

     In recent years, we have made significant investments in system architecture and feature enhancement. We have updated our products to incorporate new client technologies such as Java, and new server technologies such as symmetrical multiprocessor arrays. And we have made numerous extensions to our product lines to support new network access technologies and speeds such as OC3, DSL and IPSEC VPNs. Through the acquisitions of Net2Net Corporation, Inverse Network Technology and Avesta Technologies, Inc., we accelerated the pace of product development in order to provide customers with a single vendor solution for end-to-end service encompassing frame relay, ATM, IP and the Internet. We will continue to expand Visual UpTime for managing frame relay, ATM or IP connectivity over broadband access services. We will continue to expand Visual IP InSight for broadband access technologies as well. We are focused on the further enhancement and refinement of our systems, including the development of the architectural scalability that will be required for wide-scale implementation through the service provider deployment model. Additionally, we expect to invest in system refinements that will increase the economic benefit of deployments outside North America.

     As of December 31, 2001, there were 59 persons working in our research and development area. Our research and development expenditures were approximately $16.7 million in 1999, $27.3 million in 2000 and $19.3 million in 2001.

Customers

     Since mid-1996, we have developed business relationships, currently at different levels of maturity, with a number of service providers. Customers that accounted for more than $1.0 million in consolidated revenue during 2001 include: Agilent, AT&T, BellSouth, Earthlink, End to End, Equant, Interlink, Network Associates, Prodigy, SBC, Sprint, Verizon, and WorldCom. Sales of products or services to AT&T, Sprint and WorldCom accounted for 29%, 14% and 10%, respectively, of consolidated revenue for 2001.

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

Competition

     The markets for telecommunications equipment and software are intensely competitive. Our products integrate key functionality traditionally found in five distinct market segments: the WAN access equipment market; the bandwidth management equipment market; the network test and analysis market; the market for operational support systems, or OSSs; and the market for client-based network management and Internet infrastructure testbeds. We believe that our products are the only systems that integrate functional attributes from all these market segments to cost-effectively provide WAN service level management. While we may or may not lead any of the five individual market segments, we believe that we lead at their intersection. Because of the size and growth opportunity associated with the WAN service level management market, we expect to encounter increased competition from current and potential participants in each of these segments. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which would have a material adverse effect on our business, financial condition and results of operations.

     WAN access equipment. The WAN access equipment manufacturers typically have not focused much attention on network analysis capabilities. However, our ASE products redefined the WAN access equipment market by adding superior network analysis capabilities. This caused traditional vendors in this space to lose market share and counter our products with improvements to their own. The leading vendors in this segment include Kentrox, Paradyne and Adtran. These companies may partner with companies offering network test and analysis products in order to compete in the WAN service level management market. We are aware of such an arrangement between Paradyne and NetScout Systems. Internetworking providers may integrate WAN access functionality with routers, which may adversely affect Visual UpTime's cost justification. We are working to mitigate this risk and turn it to our advantage through a partnership with Cisco Systems whereby our product's agent capabilities have been integrated into such products and the cost justification is actually improved.

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

     We intend to compete by offering superior features, performance, reliability and flexibility at competitive prices. We also intend to compete on the strength of our relationships with service providers. We believe that these relationships and the services these providers have built around our products constitute high barriers to entry that even larger and more well-known competitors with access to greater resources will find difficult to overcome. As competition in the WAN service level management market intensifies, we believe that the industry may be characterized by price competition similar to that present in the broader networking market. In response to competitive trends, we expect to continue to reduce the cost of our systems in order to avoid a deterioration of gross margins.

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

Patents and Other Intellectual Property Rights

     We presently have four patents issued in the United States: (i) a "Method and Apparatus for Non-Intrusive Measurement of Round Trip Delay in Communications Networks", which expires in May 2015; (ii) a "Method and Apparatus for Measurement of Peak Throughput in Packetized Data Networks", which expires in November 2016; (iii) a "Method and Apparatus for Performing Service Level Analysis of Communications Network Performance Metrics", which expires in November 2018; and (iv) a "Method and Apparatus for Performing In-Service Quality of Service Testing", which expires in December 2017. Additionally, we have been notified by the United States Patent and Trademark Office that our application for a patent on a "Method and Application for Dynamic Modeling of Complex Networks and Prediction of Impacts of Faults Therein" has been allowed and should be issued shortly. We also have a number of patent applications pending in the United States and our key foreign markets. No assurance can be given that competitors will not successfully challenge the validity or scope of our patents or that such patents will provide a competitive advantage to us.

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

                                                        High         Low
                                                        ----         ---

   2000
   First Quarter................................      $  83.50   $  50.31
   Second Quarter...............................         60.50      24.31
   Third Quarter................................         26.75       5.88
   Fourth Quarter...............................          6.94       2.03

   2001
   First Quarter................................      $   6.53   $   2.50
   Second Quarter...............................          8.75       3.03
   Third Quarter................................          8.61       2.12
   Fourth Quarter...............................          4.62       1.77

   2002
   First Quarter (from January 1, 2002 through
     March 28, 2002)............................      $   4.94   $   2.94

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


                                                                            Years Ended December 31,
                                                               1997       1998        1999       2000        2001
                                                               ----       ----        ----       ----        ----
                                                                     (in thousands, except per share data)
               Consolidated Statement of Operations Data:
               Revenue...................................    $ 29,300   $ 56,088    $ 91,719  $   89,041  $   74,248
               Cost of revenue...........................      11,179     20,829      30,888      32,515      29,431
                                                               ------     ------      ------      ------      ------
                   Gross profit..........................      18,121     35,259      60,831      56,526      44,817
                                                               ------     ------      ------      ------      ------
               Operating expenses:
                   Research and development..............       9,148     13,771      16,677      27,277      19,320
                   Write-off of in process research and
                     development(1)......................          --         --          --      39,000          --
                   Sales and marketing...................      14,555     19,759      24,447      41,907      33,484
                   General and administrative............       3,798      5,528       7,928      11,247       8,895
                   Merger-related costs(2)...............          --      4,318       6,776          --          --
                   Restructuring and impairment                    --        751          --     335,810       9,328
                   charges(3) (4)............................
                   Amortization of acquired intangibles(1)         --         --          --      53,426         805
                                                               ------     ------      ------     -------      ------
                        Total operating expenses.........      27,501     44,127      55,828     508,667      71,832
                                                               ------     ------      ------     -------      ------
               Income (loss) from operations.............      (9,380)    (8,868)      5,003    (452,141)    (27,015)
               Interest income, net......................         165      2,413       2,270       2,598         325
                                                               ------     ------      ------     -------      ------
               Income (loss) before income taxes.........      (9,215)    (6,455)      7,273    (449,543)    (26,690)
               Benefit (provision) for income taxes......          --         --      (3,722)     34,058        (272)
                                                               ------     ------      ------     -------      ------
               Net income (loss).........................      (9,215)    (6,455)      3,551    (415,485)    (26,962)
               Dividends and accretion on preferred stock      (1,457)      (171)         --          --          --
                                                               ------     ------      ------     -------      ------
               Net income (loss) attributable to common
                 stockholders............................    $(10,672)  $ (6,626)   $  3,551  $ (415,485) $  (26,962)
                                                              =======     ======      ======     =======      ======
               Basic earnings (loss) per share...........    $  (1.44)  $  (0.30)   $   0.14  $   (14.46) $    (0.85)
                                                              =======     ======      ======     =======      ======
               Diluted earnings (loss) per share.........    $  (1.44)  $  (0.30)   $   0.13  $   (14.46) $    (0.85)
                                                              =======     ======      ======     =======      ======
               Basic weighted-average shares(5)..........       7,431     21,946      24,583      28,733      31,585
                                                              =======     ======      ======     =======      ======
               Diluted weighted-average shares(5)........       7,431     21,946      26,547      28,733      31,585
                                                              =======     ======      ======     =======      ======

               Consolidated Balance Sheet Data:
               Cash and cash equivalents.................    $  9,601   $ 51,655    $ 54,629  $   17,369  $    5,921
               Working capital...........................        (782)    43,146      50,353      (2,482)     (6,576)
               Total assets..............................      21,036     71,780      83,154      74,057      28,902
               Long-term debt, net of current portion....         138      1,011         782         243          --
               Redeemable convertible preferred stock....      14,855         --          --          --          --
               Stockholders' equity (deficit)............     (13,251)    48,322      58,252      26,085        (515)


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

     (4)In 2000, we recorded an impairment charge of $328.8 million for the write-off of goodwill and other intangibles related to the acquisition of Avesta. In 2001, we recorded an impairment charge of $7.1 million related to all of the remaining intangible assets from the Avesta acquisition based on the discontinuation of the Visual Trinity product and plans for the Visual eWatcher product. The impairment charge also included the write-off of an investment of $3.7 million. See Notes 1, 5 and 6 of Notes to Consolidated Financial Statements.

     (5)For an explanation of the determination of the weighted-average number of shares used in computing earnings (loss) per share amounts, see Note 1 of Notes to Consolidated Financial Statements.

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

Overview

     From our incorporation in August 1993 through December 1996, our principal objective was to secure sufficient equity financing to enable us to accelerate product development efforts of Visual UpTime for frame relay deployment and create the infrastructure necessary to support these efforts. We first shipped Visual UpTime in mid-1995 and began generating significant revenue during 1996. Since our inception, we have focused on establishing relationships with service providers with the goal of having these service providers include our products into their infrastructure or in their service offerings to their subscribers. Consistent with this goal, we have established agreements with AT&T, Equant, Sprint and WorldCom. During 1998, 1999 and 2000, we continued to focus on selling Visual UpTime, and added to our product portfolio as a result of a series of acquisitions -- the Net2Net product, Cell Tracer, in 1998; the Inverse products, Visual IP InSight and Visual Internet Benchmark, in 1999; and the Avesta products, Visual Trinity and Visual eWatcher, in 2000. During 2001, we discontinued development and sales efforts of Visual Trinity and sold the Visual Internet Benchmark service. During 2001, we also made a decision to combine certain functionality of the web performance management technology of the Visual eWatcher product with the Visual IP InSight product. Development efforts related to incorporating this functionality into a future release of the Visual IP InSight product are expected to begin in 2002. Subsequent to December 31, 2001 we amended the agreement with our sole customer for the Cell Tracer product so that the customer received the source code for the Visual Cell Tracer product to allow it to support and modify the product. As a result of decreased demand from that customer, we anticipate that the customer will place final orders with us during 2002, and we do not anticipate any significant revenue from the sale of this product to other customers. We continue to focus on sales of Visual UpTime and Visual IP InSight.

     We acquired Avesta Technologies on May 24, 2000. Our board of directors believed that the acquisition of Avesta would provide critical pieces to our articulated strategy to become one of the largest service management vendors with one of the industry's broadest portfolios of products and functionality. The board also felt that the merger would bring us closer to being able to provide a single-vendor solution to the internet infrastructure management needs of customers, especially the integration of networks, systems and applications into a unified service view for service providers and their enterprise subscribers. The addition of Avesta's products expanded our product portfolio in service management to include event-based fault management, server/mainframe performance management and application performance management and expanded our addressable market to include Application Service Provider, enterprise, and ".com" customer segments.

     With the acquisition of Avesta, we allowed our business strategy to become less focused, which increased the complexity of our business and adversely affected our results of operations. Our revenue decreased from $91.7 million in 1999 to $89.0 million in 2000 while our operating expenses increased resulting in significant losses from operations. Our historical trend of increasing revenue each quarter began to reverse in the second quarter of 2000. These revenue decreases were due to lower than expected revenue related to the Visual Trinity and Visual eWatcher products (the products added through the Avesta acquisition) as well as decreases in the revenue provided by our other products. Our total revenue decreased by $2.7 million from 1999 to 2000, which was due to a decrease in our combined revenue from our Visual UpTime product, Cell Tracer product, Visual IP InSight product and Visual Internet Benchmark service of $9.9 million, offset by $7.3 million in revenue from the Avesta products. We had initially anticipated that revenue from the Avesta products would exceed the revenue achieved during the year ended December 31, 2000. Despite the revenue decrease, our operating expenses increased significantly due, in large part, to the addition of the Avesta operations. In an attempt to refocus our efforts, we announced a plan in the fourth quarter of 2000 to realign our product portfolio, streamline our operations and devote resources to the markets and products that offer us the greatest growth opportunities. In connection with this plan, we recorded a restructuring charge of $7.0 million in the fourth quarter of 2000. In the second quarter of 2001, we discontinued development and sales efforts on the Visual Trinity product and sold the Visual Internet Benchmark service in an effort to further focus our product portfolio and streamline our operations and resources and recorded a restructuring charge of $3.9 million in connection with these actions. The Visual Trinity product and the Visual Internet Benchmark service represented 8% and 5%, respectively, of our consolidated revenue for the year ended December 31, 2000, and revenue from these products had decreased during 2001 prior to their discontinuation or sale. The products were discontinued or sold because it was determined that they did not fit into our revised business plan and we did not see a market for these products with our identified strategic customers without significant modifications. In the fourth quarter of 2001, we completed an additional workforce reduction to continue reducing our operating expenses and recorded a restructuring charge of $385,000.

     Due to the significance of the developments in 2000, we performed an evaluation of the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, including those assets related to the Avesta acquisition. Based upon this evaluation, we concluded that the remaining values of the goodwill and other intangible assets related to the Avesta acquisition were impaired. This conclusion was based upon our revised estimate of the undiscounted cash flows expected to be provided by the Avesta operations. The estimate of such cash flows was substantially less than the carrying values of the related long-lived assets. As a result, we recorded an impairment charge of $328.8 million in the fourth quarter of 2000. This charge included $203.2 million related to goodwill, which represented the entire remaining unamortized balance, and $125.6 million related to the other acquired intangibles including the completed technology, the assembled workforce and the trademarks and tradenames. In the second quarter of 2001, we discontinued development and sales efforts on the Visual Trinity product. In the fourth quarter of 2001, we also made a decision to combine certain functionality of the web performance management technology of the Visual eWatcher product with the Visual IP InSight product. As a result of these actions, we performed an evaluation of the recoverability of our long-lived assets, including those related to the Avesta acquisition and concluded that the remaining intangibles were impaired as the Visual Trinity product and the Visual eWatcher product were the only products acquired with Avesta. We recorded impairment charges of $3.1 million in the second quarter of 2001 and $197,000 in the fourth quarter of 2001 related to the remaining intangibles from the Avesta acquisition. Additionally, as a result of the discontinuation of the Visual Trinity product, we evaluated the carrying value of our investment in an entity that was established as a distributor for the Visual Trinity product. The entity's original business plan anticipated distributing multiple products in addition to the Visual Trinity product. However, as of the date that we discontinued the Visual Trinity product, the entity had not executed this business plan. As a result, we determined that our investment was impaired. The carrying value of $656,000 was written-off during the second quarter of 2001. During the fourth quarter of 2001, we completed a settlement agreement with the entity and other partner whereby we forfeited our ownership interest in the entity for no consideration.

     During 2001, our revenue decreased from $89.0 million in 2000 to $74.2 million in 2001. This revenue decrease during 2001 was due, in part, to the discontinuation of the Visual Trinity product and the sale of the Visual Internet Benchmark service as well as decreases in all of our other product lines. Revenue from two of our major service providers, Sprint and WorldCom decreased by $6.1 million and $4.7 million, respectively, from 2000. This decrease was primarily attributable to the loss of market share of one of our customers to its competitors and to increased market penetration by a competitor. In response to these revenue decreases, we focused on implementing our comprehensive plan to strengthen our business by:

     |a| Strengthening our product portfolio - We released Visual UpTime 6.0 and Visual IP Insight 5.5 and eliminated Visual Trinity and Visual Internet Benchmark;

     |b| Strengthening our senior management team - During 2001, Elton King was hired as President and Chief Executive Officer and in January 2002, John Saunders became our Chief Financial Officer;

     |c| Concentrating our sales, marketing, research and product development initiatives around service providers and their end user customers - We established a new service provider relationship with Equant for IP VPN services worldwide and increased our total revenue from service providers, as a percentage of total revenue, from 70% in 2000 to 77% in 2001; and

     |d| Reducing our operating expenses - We reduced our workforce by approximately 230 people since October 2000, closed our facilities in Ottawa, Canada; Sunnyvale, California; and New York, New York; and reduced our facilities in Rockville, Maryland resulting in a 23% reduction in operating expenses (excluding charges related to acquisitions and restructuring and impairment), from $80.4 million in 2000 to $61.7 million in 2001.

Results of Operations

     The following table presents certain consolidated statement of operations data as a percentage of our revenue:

                                                                             Years Ended December 31,
                                                                           1999        2000        2001
                                                                           ----        ----        ----
                        Revenue.....................................       100.0%      100.0%      100.0%
                        Cost of revenue.............................        33.7        36.5        39.6
                                                                           -----       -----       -----
                          Gross profit..............................        66.3        63.5        60.4
                                                                           -----       -----       -----
                        Operating expenses:
                          Research and development..................        18.2        30.6        26.0
                          Write-off of purchased research and                 --        43.8          --
                        development.................................
                          Sales and marketing.......................        26.7        47.1        45.0
                          General and administrative................         8.6        12.6        12.0
                          Merger-related costs......................         7.3          --          --
                          Restructuring and impairment charges......          --       377.2        12.6
                          Amortization of goodwill and other
                           intangibles..............................          --        60.0         1.1
                                                                           -----       -----       -----
                                  Total operating expenses..........        60.8       571.3        96.7
                                                                           -----       -----       -----
                        Income (loss) from operations...............         5.5      (507.8)      (36.3)
                        Interest income, net........................         2.4         2.9         0.4
                                                                           -----       -----       -----
                        Net income (loss) before income taxes.......         7.9      (504.9)      (35.9)
                        Benefit (provision) for income taxes........        (4.0)       38.3        (0.4)
                                                                           -----       -----       -----
                        Net income (loss)...........................         3.9%     (466.6)%     (36.3)%
                                                                           ======     ======       =======


    The following table presents the revenue by product (in thousands):

                                                                     Years Ended December 31,
                                                                    1999        2000       2001
                                                                    ----        ----       ----
                         Visual UpTime........................    $ 78,490    $ 59,754   $ 55,557
                         Cell Tracer..........................       6,056       7,946      2,980
                         Visual IP InSight....................       4,557       9,466      8,095
                                                                    ------      ------     ------
                               Continuing product  revenue....      89,103      77,166     66,632
                         Visual Internet Benchmark............       2,616       4,607      4,025
                         Visual Trinity and eWatcher..........          --       7,268      3,591
                                                                    ------      ------     ------
                               Discontinued product revenue...       2,616      11,875      7,616
                                                                    ------      ------     ------
                               Total revenue..................    $ 91,719    $ 89,041   $ 74,248
                                                                    ======      ======     ======


2001 Compared with 2000

     Revenue. Revenue was $89.0 million in 2000 compared to $74.2 million in 2001, a decrease of $14.8 million. The overall decrease in revenue of 16.6% was primarily due to a decrease in Cell Tracer revenue of $5.0 million, from one customer; a decrease in Visual UpTime revenue of $4.2 million, primarily from service providers and value-added resellers; a decrease in Visual IP Insight revenue of $1.4 million; and a decrease in Visual Trinity revenue of $3.7 million as a result of the discontinuation of the product. The decrease in Cell Tracer revenue was attributable to reduced demand from our sole customer for the product. This customer places orders based on its end-user demand. Based on our understanding of the customer's forecasted demand, we anticipate that the customer will place final orders with us during 2002, and we do not anticipate any significant revenue from the sale of this product to other customers. The decrease in sales of Visual UpTime was primarily attributable to a decrease in purchases from two of our major service provider customers. Sales to all service providers increased from approximately 70% of revenue for 2000 to 77% for 2001.

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

     Research and development expense. Research and development expense consists of compensation for research and development staff, depreciation of test and development equipment, certain software development costs and costs of prototype materials. Research and development expense was $27.3 million for 2000 compared to $19.3 million in 2001, a decrease of $8.0 million. The decrease in research and development expense was due primarily to workforce reductions and facility closures during 2000 and 2001. Research and development expense was 30.6% and 26.0% of revenue for 2000 and 2001, respectively. During 2002, we intend to incur research and development expense at or below the level of such expense in the fourth quarter of 2001 as a result of our continued focus on the reduction of operating expenses.

     Write-off of purchased research and development. A write-off of purchased research and development costs of $39.0 million was recorded in 2000 in connection with the acquisition of Avesta. Avesta had in-process technology which represented research and development projects of Avesta that had not reached technological feasibility and that had no alternative future use in research and development activities or otherwise. We must charge to expenses as of the acquisition date amounts assigned to in-process research and development ("IPR&D") meeting the foregoing.

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

     Sales and marketing expense. Sales and marketing expense consists of compensation for the sales and marketing staff, commissions, pre-sales support, travel and entertainment expense, trade shows and other marketing programs. Sales and marketing expense was $41.9 million for 2000 compared to $33.5 million for 2001, a decrease of $8.4 million. The decrease in sales and marketing expense was due primarily to workforce reductions during 2000 and 2001. Sales and marketing expense was 47.1% and 45.1% of revenue for 2000 and 2001, respectively. During 2002, we intend to incur sales and marketing expenses at or below the level of such expense in the fourth quarter of 2001 as a result of our continued focus on the reduction of operating expenses.

     General and administrative expense. General and administrative expense consists of the costs of executive management, finance, administration and other activities. General and administrative expense was $11.2 million for 2000 compared with $8.9 million for 2001, a decrease of $2.3 million. The decrease in general and administrative expense was due primarily to workforce reductions and facility closures during 2000 and 2001. General and administrative expense was 12.6% and 12.0% of revenue for 2000 and 2001, respectively. During 2002, we intend to incur general and administrative expenses at or below the level of such expense in the fourth quarter of 2001 as a result of our continued focus on the reduction of operating expenses.

     Restructuring and impairment charges. We recorded a restructuring charge of $7.0 million in the fourth quarter of 2000 that consisted primarily of severance and other termination benefits related to a workforce reduction of approximately 140 employees and lease costs and leasehold improvement write-offs related to the closure of facilities in Ottawa, Canada and Sunnyvale, California and the reduction in size of our facilities in Rockville, Maryland and New York, New
York. During the second quarter of 2001, we reversed $723,000 of the restructuring charge recorded in the fourth quarter of 2000 due primarily to lower than estimated costs related to facility closures. We recorded a restructuring charge of $3.9 million in the second quarter of 2001 that consisted primarily of severance and other termination benefits related to a workforce reduction of approximately 50 employees and lease costs and leasehold improvement write-offs related to the closure of our New York, New York facility following our announcement to discontinue the Visual Trinity product. During the fourth quarter of 2001, we reversed $1.2 million of the restructuring charge recorded in the second quarter of 2001 due to lower than estimated costs related to facility closures and other contractual obligations. We recorded another restructuring charge of $385,000 in the fourth quarter of 2001 that consisted of severance and other termination benefits related to a workforce reduction of approximately 40 people resulting from our continued focus on the reduction of our operating expenses.

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

2000 Compared with 1999

     Revenue. We recognized $91.7 million in revenue for 1999 compared to $89.0 million in revenue for 2000, a 2.9% decrease. The decline was due primarily to a decrease in Visual UpTime revenue of $18.7 million, primarily from service providers, offset by increases in revenue related to Cell Tracer, Visual IP InSight and Visual Internet Benchmark and the effect of the acquisition of the Avesta Trinity and eWatcher products. The decrease in sales of Visual UpTime was primarily attributable to a change in purchasing behavior of two major service providers. Sales to all service providers accounted for approximately 72% of revenue for 1999 as compared to 70% for 2000.

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

     Write-off of purchased research and development. A write-off of purchased research and development costs of $39.0 million was recorded in 2000 in connection with the acquisition of Avesta as described above.

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

     Net income (loss). Net income for 1999 was $3.6 million as compared to a net loss of $415.5 million for 2000. The decrease was due primarily to decreases in revenue and gross profit, increased operating expenses, the write-off of purchased research and development, the amortization of goodwill and other intangible assets and the restructuring and impairment charges.

Liquidity and Capital Resources

     At December 31, 2001, our unrestricted cash balance was $5.9 million compared to $17.4 million as of December 31, 2000, a decrease of $11.5 million. This decrease is primarily attributable to cash used in operations, due to operating losses as well as the payment of certain restructuring charges recorded in 2000. Net cash used in operating activities in 2001 was $19.7 million. During the year, we also used cash of $692,000 to purchase equipment and other fixed assets, and we made principal payments on capital lease obligations of $564,000. Cash provided by the maturities of short-term investments was $6.2 million, the sale of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan was $1.3 million, and net borrowings from our bank were $2.0 million.

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

     In response to the trends of decreasing revenue and increasing operating expenses, we initiated a restructuring plan in the fourth quarter of 2000 to realign our product portfolio, streamline our operations and devote resources to the markets and products that we believe have the greatest opportunity for growth. In the second quarter of 2001, we announced a plan to discontinue development and sales efforts on the Visual Trinity product and eliminate the related costs. In the fourth quarter of 2001, we made additional reductions in staff and other operating costs. As a result of these actions, operating expenses, excluding charges related to acquisitions and restructuring charges and impairment charges, have been reduced from a level of $24.0 million in the fourth quarter of 2000 to $11.9 million in the fourth quarter of 2001.

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

     The significant operating losses incurred by us since the third quarter of 2000 have resulted in a significant reduction in our cash. Our balance of cash and cash equivalents has decreased from $54.6 million at December 31, 1999 to $5.9 million at December 31, 2001. Accounts payable and accrued liabilities totaled $11.7 million at December 31, 2001, and current liabilities exceeded current assets by approximately $6.6 million.

     In order to strengthen our financial position and provide cash for working capital purposes, in March 2002, we issued senior secured convertible debentures in the aggregate amount of $10.5 million in a private placement. The debentures are due March 25, 2006, are payable in common stock or cash at our option provided certain conditions are satisfied and bear interest at an annual rate of 5% payable quarterly in common stock or cash at our option provided certain conditions are satisfied. The debentures are secured by a first priority lien on substantially all of our assets. The debentures may be converted initially into 2,986,093 shares of our common stock at the option of the holders at a price of $3.5163 per share, subject to certain adjustments. The conversion price will adjust if we issue certain additional shares of our common stock or instruments convertible into common stock at a price that is less than the conversion price of the debentures. We have the right to require the holders to convert their debentures into common stock if the closing price of our common stock exceeds 175% of the conversion price for 20 consecutive days after September 26, 2003.

     The debentures include certain financial covenants related to earnings before interest, taxes, depreciation and amortization for 2002 and 2003. If the financial covenants are not met, the holders may cause us to redeem the debentures at a price equal to the principal amount of the debentures plus accrued interest. The redemption may be made in common stock or cash at our option provided certain conditions are satisfied. Redemption of the debentures also may be required upon a specified change of control or upon the occurrence of any one of the other triggering events, including but not limited to, our default on other indebtedness, our failure to register the shares of common stock that may be issued to the debenture holders and our failure to maintain our common stock listing on an eligible market. In the event that the financial covenant for 2002 is achieved, the first priority lien in favor of the debenture holders shall be released.

     We also issued warrants to purchase 828,861 shares of our common stock at an initial exercise price of $4.2755 per share. The exercise price may be adjusted if we issue certain additional shares of our common stock or instruments convertible into common stock at a lower price than the initial exercise price. The warrants expire on March 25, 2007. The debentures also give the holders the right to purchase 575 shares of to-be-created Series A preferred stock for $5.8 million prior to May 6, 2002. The holders did not exercise the right to purchase these shares of Series A preferred stock. We have also granted to the debenture holders the right to purchase $3.1 million (this amount was reduced from $4.75 million because the holders did not exercise the right to purchase the Series A preferred stock) of additional shares of to-be-created preferred stock at any time after the six-month anniversary but before the fifteen-month anniversary of the issuance of the debentures. The debenture holders were also granted certain equity participation and registration rights.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. We consider the accounting policies related to revenue recognition, inventory valuation and the impairment of long-lived assets to be critical to the understanding of our results of operations. Our critical accounting policies also include the areas where we have made the most difficult, subjective or complex judgments in making estimates, and where these estimates can significantly impact our financial results under different assumptions and conditions. We prepare our financial statements in conformity with generally accepted accounting principles in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

Revenue Recognition

     Our revenue recognition policies follow the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition" and SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which summarizes existing accounting literature and requires that four criteria be met prior to the recognition of revenue. Our accounting policies regarding revenue recognition are written to comply with the following criteria (see Note 2 of Notes to Consolidated Financial Statements):
1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed and determinable; and 4) collectibility is probable. The third and fourth criteria may require us to make significant judgments or estimates.

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

     We sell our products directly to service providers, end-user customers and through indirect channels. Certain reseller customers have stock rotation rights, under which the customer can exchange previously purchased products for other products of equal or greater cost, subject to certain limitations, based on their end-user customers' requirements. We recognize revenue under these arrangements once the stock rotation right expires.

     We also examine the specific facts and circumstances of all sales arrangements with payment terms extending beyond our normal payment terms to make a determination of whether the sales price is fixed and determinable and whether collectibility is probable. Payment terms are not tied to milestone deliverables or customer acceptance. Our evaluation of the impact on revenue recognition, if any, includes our history with our customers and the specific facts of each arrangement. It is generally not our practice to offer payment terms that differ from our normal payment terms, and we have not written off any accounts receivable related to extended payment term arrangements.

Inventory

     Because of the lead times to obtain inventory in our industry we must maintain sufficient quantities of inventory of all of our products to meet expected demand. If actual demand is much lower than forecasted, we may not be able to dispose of our inventory at or above its cost. We write down our inventory for estimated excess and obsolete amounts to the lower of cost or market. If future demand is lower than currently estimated, write-downs of our inventory may be required.

Impairment of Long-Lived Assets

     During 2000 and 2001, we had significant long-lived assets that consisted of property and equipment, goodwill and intangible assets. We accounted for these assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As a result, we recorded impairment charges in 2000 and 2001 to write-off all of the intangible assets related to our acquisition of Avesta. As of December 31, 2001, our long-lived assets consist only of property and equipment. Whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, we assess those events to determine if the carrying amounts should be reduced. To determine recoverability of its long-lived assets, we evaluate the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If future estimated undiscounted net cash flows are more likely than not to be less than the carrying amount of the long-lived assets, then such assets are written down to their fair value. This determination includes judgments and estimates. Our estimates of anticipated revenue and profits and the remaining estimated lives and carrying values of long-lived assets, could be reduced significantly in the future.

Additional Risk Factors

     In addition to the other information provided or incorporated by reference in this document, stockholders should also consider the following factors carefully in evaluating whether to make an investment decision. Stockholders should also refer to the section entitled "Forward Looking Statements".

     We incurred losses of $27.0 million in 2001 and have an accumulated deficit of $473.9 million. We may not be profitable in the future.

     We incurred a net loss of $27.0 million for the year ended December 31, 2001. The deterioration of the operating results that began in 2000 was due primarily to decreased revenue and increased operating expenses. In response to these results, we made significant reductions in operating expenses in 2001. Excluding the effects of the impairment and restructuring charges, amortization of intangible assets and the write-off of in-process research and development, operating expenses decreased from $80.4 million in 2000 to $61.7 million in 2001. However, revenue declined from $89.0 million in 2000 to $74.2 million in 2001. As a result of our cost reductions made to date, we returned to profitability during the three months ended March 31, 2002. Our ability to generate operating income in the future is, in large part, dependent on our success in sustaining revenue and reducing operating expenses. Due to market conditions, competitive pressures, and other factors beyond our control, we may not be able to adequately sustain revenue in the future. We believe that we have reduced operating expenses to a sufficient level such that when combined with the anticipated revenue, we will remain profitable. In the event that we do not remain profitable, we may be required to further reduce our cost structure.

     Failure to reduce our expense levels if expected revenue levels are not achieved may affect our ability to be profitable in the future.

     The level of our operating expenses, which include a substantial fixed component in the form of compensation, employee-related costs, occupancy costs and other costs incurred under contractual arrangements, is based, in part, on our expectation of future revenue. These expenses cannot be reduced quickly. If revenue levels are below expectations, operating results are likely to be materially and adversely affected because we may not be able to reduce operating expenses in sufficient time to compensate for the reduction in revenue.


     Substantial dilution to our common stockholders could result if we are required to raise additional capital through the sale of equity at less than $4.2755 per share.

     In connection with our March 2002 financing, investors purchased debentures for $10.5 million that will initially convert into 2,986,093 shares of our common stock at the rate of $3.5163 per share plus warrants to purchase 828,861, exercisable for $4.2755 per share. In connection with this financing, the investors received "full ratchet" anti-dilution price protection on the conversion of their debentures and upon exercise of their warrants. This means that if we are required to issue additional shares of common stock in connection with a financing or under other circumstances at a price lower than $3.5163 per share, the debentures would become convertible into a greater number of shares of common stock than they are today, or if we issue additional shares at less than $4.2755 per share, the warrants would become exercisable at a lower price and for an additional number of shares. Issuances of common stock that do not trigger this anti-dilution protection include: issuances as part of an acquisition or strategic investment, issuances under our stock incentive plan or employee stock purchase plan, issuances or issuances as part of a public offering of more than $30 million. The following table shows the number of shares that the currently outstanding debentures would be convertible into and the warrants would be exercisable for if we were to issue additional shares of common stock at prices 25%, 50% and 75% below $3.5163 per share, the price that the investors originally paid for the debentures.


                                                       Debenture Shares    Warrant            % of Company
       Decline                   Issuance Price                            Shares             (Total)
       =======                   ==============        ================    =======            ============
       No anti-dilution          --                    2,986,093           828,861            10.6%
       ================                                =========           =======            =====
       25%                       $2.6372               3,981,458           1,343,759          14.2%
       ===                       =======               =========           =========          =====
       50%                       $1.7582               5,972,187           2,015,639          19.9%
       ===                       =======               =========           =========          =====
       75%                       $0.8791               11,944,373          4,031,277          33.2%
       ===                       =======               =========           =========          =====


     We are highly dependent on sales to telecommunications companies, and the loss of AT&T, WorldCom, Sprint or Equant as customers could severely harm our business.

     Our primary sales and marketing strategy depends predominantly on sales to telecommunications service providers. We expect that a significant portion of our revenue in 2002 will be attributable to sales of Visual UpTime and Visual IP InSight to service providers. The loss of any one of AT&T, WorldCom, Sprint or Equant, which together have historically provided a majority of our revenue, would result in a substantial loss of revenue that could have a material adverse effect on our business. For the year ended December 31, 2001, AT&T, WorldCom and Sprint accounted for 29%, 10% and 14%, respectively, of our consolidated revenue, and for the three months ended March 31, 2002, AT&T, WorldCom, Equant, and Sprint accounted for 34%, 12%, 8% and 8%, respectively, of our consolidated revenue. This concentration should continue because our customer base consists predominantly of service providers. Existing service provider customers are not easily replaced because of the relatively few participants in that market. High barriers to entry due to extraordinary capital requirements and the likelihood that existing service providers may merge or fail because of the current downturn in the telecommunications industry may further reduce their number and make replacing a significant network provider company customer even more difficult in the future. Furthermore, the small number of customers means that the reduction, delay or cancellation of orders or a delay in shipment of our products to any one service provider customer could have a material adverse effect on our revenue for a quarter. Our anticipated dependence on sizable orders from a limited number of service providers will make the relationship between us and each service provider critically important to our business. Both AT&T and WorldCom posted losses in their most recent quarterly reports. We are uncertain as to whether these losses could affect the buying habits of these key customers. As our relationships with these service providers evolve over time, we will make adjustments to product specifications, forecasts and delivery timetables in response to service provider demands and expectations. Further, because none of our agreements contain minimum purchase requirements, there can be no assurance that the issuance of a purchase order will result in significant recurring business.

     An unanticipated interruption or delay in the scheduled receipt of products from our sole-source subcontract manufacturer could reduce revenue.

     We have outsourced the manufacture of our ASE units (the analysis service element of our Visual UpTime system) to a single subcontract manufacturing firm, Celestica Corporation. We derive a substantial portion of our revenue from the sale of these units. Our ability to meet the delivery dates requested by customers depends on the timely supply of products from the subcontract manufacturer. With previous subcontract manufacturers, we occasionally experienced delays ranging from a few days to more than a month. Our bank has issued an irrevocable letter of credit on Celestica's behalf in the amount of $2.5 million that expires on September 30, 2002. This letter of credit mitigates, but does not eliminate entirely, the credit and inventory risk for our outsourced manufacturer. The withdrawal of the letter of credit by the bank or our inability to obtain an extension to its current expiration date, if required by the subcontract manufacturer, could harm our relationship with Celestica. Similarly, a decision by the subcontract manufacturer to reduce or eliminate the amount of credit extended to us or to stop the shipment of products due to concerns about our financial condition or the amount of their credit and inventory risk could delay delivery of product to our customers and cause a delay in our revenue. If we are required to find an alternative subcontract manufacturer, we could face substantial production delays and could be required to pay substantially higher prices in order to complete delivery of our customers' orders. Such a delay or price increase could substantially damage our ability to generate sufficient revenue to maintain viability.

     Our failure to comply with Nasdaq's listing standards could result in our delisting by Nasdaq from the Nasdaq National Market or the Nasdaq Small Cap Market and severely limit the ability of investors to sell our common stock.

     To maintain the listing of our common stock on the Nasdaq National Market or the Nasdaq Small Cap Market, we are required to meet certain listing requirements, including a minimum bid price of $3.00 per share or $1.00 per share, respectively. If our stock is traded below the minimum bid price for 30 consecutive business days, we will receive a deficiency notice and will have a grace period of 90 calendar days to cure the deficiency by meeting the minimum bid price per share trading price for 10 consecutive days. There can be no assurance that we will maintain compliance with the minimum bid price. If we fail to meet the minimum bid price for 10 consecutive days during the grace period our common stock may be delisted from the Nasdaq National Market or the Nasdaq Small Cap Market. Even if we are able to comply with the minimum bid requirement, there is no assurance that in the future we will continue to satisfy Nasdaq listing requirements, with the result that our common stock may be delisted. Should our common stock be delisted from the Nasdaq National Market and the Nasdaq Small Cap Market, it would likely be traded on the so-called
"pink sheets" or the "Electronic Bulletin Board" maintained by the National Association of Securities Dealers, Inc. Consequently, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Furthermore, if we are no longer listed on the Nasdaq National Market or the Nasdaq Small Cap Market, our outstanding debentures may be accelerated and become immediately due and payable upon demand by the debenture holders.

Various events could trigger early repayment of our debentures.

     Under the terms of the $10.5 million of convertible debentures that we sold in March 2002, a number of events could trigger the debenture holders' right to force early repayment of 115% of the outstanding principal plus accrued and unpaid interest owed under the debentures. Events constituting a triggering event are set forth in the debentures and include our default on other indebtedness, failure to have the required registration statement declared effective by June 24,2002, and failure to have our common stock listed on an eligible market. If we do not have sufficient cash to repay these amounts early, we may be required to seek additional capital through a sale of assets, sale of additional securities or through additional borrowings, none of which may be available on terms reasonably acceptable to us.

     The downturn in the telecommunications market may make it more difficult for us to generate sufficient revenue from service providers incorporating our products into their infrastructure.

     Aspects of our service provider deployment strategy depend on the sale of Visual UpTime and Visual IP InSight to service providers for use as operations tools in their own network infrastructures. However, capital expenditures by service providers have decreased as they attempt to recover from the deep and sudden decline in the telecommunications markets. This decrease may directly affect a service provider's ability to purchase our products for such purposes. The success of this strategy in 2002 will depend, in part, on our ability to demonstrate that our product solutions reduce service provider operating expenses and enable the creation of new revenue-generating services. We cannot be sure that we will be successful in demonstrating the value of our products to service providers. If we are unsuccessful, our revenue could be significantly lower than anticipated.

     Our long sales cycle, which has had a median length of approximately five to six months, requires us to expend significant resources on potential sales opportunities that may never be consummated.

     Sales of Visual UpTime and Visual IP InSight can involve significant capital outlays by our customers and significant testing and education. Because of the delays inherent in large organizations making significant capital expenditures on complicated systems, our sales cycles are relatively long. For enterprise customers, our historical sales cycle has ranged from approximately one to twelve months, with a median of approximately five to six months. This extended cycle further increases the risk that a potential customer might suffer a reduction in their capital budgets or a change in their need for our products. Because we are required to commit substantial sales and marketing resources during this extended time period without any assurance of consummating an eventual sale, we risk incurring significant losses without generating any revenue.

     Improvements to the infrastructure of the Internet could reduce or eliminate demand for our Internet performance measurement products and services.

     The demand for our service management products and services could be reduced or eliminated if future improvements to the infrastructure of the Internet lead companies to conclude that measuring and evaluating the performance of their networks is no longer important to their business. The Internet is a complex, heterogeneous network of communications networks with multiple operators and vendors supplying and managing the underlying infrastructure as well as connections to this infrastructure. Because the inherent complexity of the Internet currently causes significant e-commerce quality-of-service problems for companies, the vendors and operators that supply and manage the underlying infrastructure are continuously seeking to improve the speed, availability, reliability and consistency of the Internet. If these vendors and operators succeed in significantly improving the performance of the Internet, which would result in corresponding improvements in the performance of companies' networks, demand for our products and services, and thus our revenue, would likely decline.

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

     We face growing competition from several market segments that could make it difficult for us to acquire and retain customers.

     We face competition from several market segments whose functionality our products integrate. We expect competition in each of these market segments to intensify in the future. Our current competitors, include, and in the future may include, the following: Paradyne, Packeteer, NetScout, Concord, Brix, Kentrox, Adtran and Lucent. Our competitors vary in size and in the scope and breadth of the products and services that they offer. While we intend to compete by offering superior features, performance, reliability and flexibility at competitive prices and on the strength of our relationships with service providers, many of these competitors have greater financial, technical, marketing and other resources than us, and some have well-established relationships with our current and potential customers. As a result, these competitors may be able to respond to new or emerging technologies and changes in customer requirements more effectively than us, or devote greater resources than us to the development, promotion and sale of products. In addition, we believe that competitors from one or more of our market segments could partner with each other to offer products that supply functionality approaching that provided by Visual UpTime. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which could have a material adverse effect on our business.

     Errors in our products or services could discourage customers and damage our reputation.

     We have experienced errors with some of our products, including release 5.5 of our Visual IP Insight product. Such errors can substantially delay the time until we are able to generate revenues from new product releases and could force us to divert additional development resources to fix the problems, although all such errors, including those in Visual IP InSight v5.5, have been fixed. Products and services as complex as those we offer may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in new products and services until commercial shipments have commenced. If such errors are detected after shipments have been made, then our reputation may be damaged, and we may incur substantial costs covering warranty claims.

     Our dependence on sole and limited source suppliers makes the price we pay for important components in our products more volatile.

     Many key components used in the manufacture of our products are purchased only from sole or limited sources. We presently use sole-source suppliers for many of the components in our products, including: Dallas Semiconductor for framers, Lucent for FPGAs, Motorola for embedded communications processors, Mindspeed for communication controllers and Level One for line interface components. Although these components represent less than one percent of the contents of our products, if a sole or limited source supplier raises their prices, delays shipments or becomes unable or unwilling to supply a key component, we may be forced to obtain these components from alternative sources if they are available, which could impair our ability to deliver our products to our customers in a timely and cost-effective manner, or could force us to increase our prices or reduce our gross profit margins.

     Claims by others that we infringe their intellectual property rights may harm our business.

     If others claim that our products infringe on their intellectual property rights, whether the claims are valid or not, we may be forced to spend significant sums in litigation, pay damages, delay product shipments, reengineer our products or acquire licenses to the claimant's intellectual property. We may be unable to develop non-infringing technology or to obtain licenses on commercially-reasonable terms. We expect that these claims may become more common as the number of products in the network management industry increases and the functionality of these products further overlaps. If a claimant is successful in a lawsuit arising from such a claim, it could have a material adverse effect on our business. Adverse publicity related to any intellectual property litigation also could harm the sale of our products and damage our competitive position.

     Failure to protect our own intellectual property rights may harm our business.

     Our success is dependent on the competitive advantage we gain from our proprietary technology and intellectual property rights. If we are unable to adequately protect our intellectual property, including our patented technology, others may be able to more easily compete by developing functionally equivalent technology. We currently hold four United States patents and one foreign patent, and also rely on copyright and trade secret laws, trademarks, confidentiality procedures and contractual provisions to protect our proprietary software, documentation and other proprietary information. These protection methods may not be adequate to prevent competitors from developing similar technology. Litigation to enforce our intellectual property rights, regardless of its success or failure, could be burdensome and expensive and could involve a high degree of uncertainty. In addition, legal proceedings may divert management's attention from growing our business. We may be subject to additional risk as we enter into transactions in countries where intellectual property laws are not well developed or enforced effectively. Legal protection of our rights may be ineffective in such countries, and technology developed or used in such countries may not be protected in jurisdictions where protection is ordinarily available.

The loss of key people could jeopardize our growth prospects.

     The loss of the services of Elton King, our President and Chief Executive Officer; Steven Hindman, our Executive Vice President, Sales and Marketing; or John Saunders, our Chief Financial Officer, or any other key employee could adversely affect our ability to execute our business plan and could have a material adverse effect on our short and long term revenue. Our success depends to a significant degree upon the continuing contributions of our key management and technical employees, particularly Messrs. King, Hindman and Saunders.

     If we are unable to recruit and retain employees, we may be unable to grow to meet increased sales.

     Although we have recently reduced our operating costs, including personnel, our future depends on increasing sales which will eventually require hiring and retaining additional highly skilled managerial, sales, marketing, customer support and product development personnel. Intense competition for technically trained sales and product development personnel makes recruiting and keeping qualified personnel difficult. There can be no assurance that we will be successful in continuing to attract and retain skilled employees. Failure to do so could hamper our ability to grow and meet future customer orders.

     Our defense of a purported class action lawsuit relating to our alleged false and misleading statements may result in costly litigation, divert the efforts and attention of our management, and be unsuccessful.

     We are defending ourselves against a purported class action lawsuit that alleges that we and our former chief executive officer, made false and misleading statements between February 7, 2000 and August 23, 2000 that inflated the market price of our stock in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. We believe that the plaintiffs' claims are without merit and we are defending this case vigorously. Although we anticipate that a substantial portion of the legal costs that we might incur related to this matter will be paid by our directors' and officers' insurance policy, we cannot presently determine the ultimate outcome of this action or the final costs to us. Furthermore, although the complaint does not specify the amount of damages sought, if we receive a negative outcome, we may be required, among other things, to make substantial monetary payments, including damages and plaintiffs' legal costs, or pay punitive damages.

     We may face difficulties assimilating and may incur costs associated with any future acquisitions.

     Although we have no current acquisition plans, we may seek to acquire or invest in businesses, products or technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. In the past we have suffered substantial difficulties in assimilating companies that we have acquired, particularly with respect to our acquisition of Avesta.

     Our failure to successfully assimilate companies or technologies acquired by us or the occurrence of unanticipated costs that may arise in connection with such acquisitions could have a material adverse effect on our business. By example, problems with assimilating Avesta and its technology contributed to a substantial diversion of our personnel and financial resources and eventually resulted in our write-off of many of the Avesta assets, including intangible assets and the discontinuation of the Avesta products , that we were unable to integrate into our service line.

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

     - we are subject to the anti-takeover provisions of Section 203 of the-Delaware General Corporation Law which prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner;

     - our board of directors is "staggered" so that only a portion of its members are elected each year;

     - only our board of directors, our chairman of the board, our president or stockholders holding a majority of our stock can call special stockholder meetings; and

     - special procedures must be followed in order for stockholders to present proposals at stockholder meetings.

     In addition, the $10.5 million of debentures that we issued in March 2002 may become immediately due and payable upon a change of control, which could have the effect of discouraging an acquisition that might otherwise benefit our stockholders.


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

     While, substantially all of our product sales to date have been made to customers in the United States, we plan to sell our products to foreign customers at prices denominated in U.S. dollars. However, if we commence selling material volumes of product to such customers at prices not denominated in U.S. dollars, we intend to adopt a strategy to hedge against fluctuations in foreign currency.

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


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.


   (a) Documents filed as part of the report:
     (1) Report of Independent Public Accountants...................
          Consolidated Balance Sheets as of December 31, 2000 and
   2001.............................................................
          Consolidated Statements of Operations for the years ended
             December 31, 1999, 2000 and 2001.......................
          Consolidated Statements of Changes in Stockholders' Equity
            for the years ended December 31, 1999, 2000 and 2001....
          Consolidated Statements of Cash Flows for the years ended
             December 31, 1999, 2000 and 2001.......................
          Notes to Consolidated Financial Statements................
     (2) Financial Statement Schedule...............................
     (3) Exhibits...................................................

    The following exhibits are filed or incorporated by reference as stated below:

Exhibit Number                                Description
    3.1 $                Amended and Restated Certificate of Incorporation of
                          the Company.
  3.1.1 @                Certificate of Amendment to Amended and Restated
                          Certificate Of Incorporation.
    3.2 *                Restated By-Laws of the Company.
   10.1 *                1994 Stock Option Plan.
   10.2 *                1997 Omnibus Stock Plan, as amended.
   10.3 *                Amended and Restated 1997 Directors' Stock Option Plan.
   10.4 !!               2000 Stock Incentive Plan, as amended.
   10.5 *+               Reseller/Integration Agreement, dated August 29, 1997,
                          by and between the Company and MCI Telecommunications Corporation.
 10.5.1 $$$++            Second Amendment, dated November 4, 1998, to the
                          Reseller/Integration Agreement between the Company and MCI Telecommunications Corporation (relating to
                          Exhibit 10.5).
   10.6 ****++           Master Purchase of Equipment and Services Agreement,
                          dated as of May 22, 2000, between Sprint/United Management Company and the Company.
   10.7 *+               General Agreement for the Procurement of Equipment,
                          Services and Supplies, dated November 26, 1997, between the Company and AT&T Corp.
   10.8 *                Lease Agreement, dated December 12, 1996, by and
                          between the Company and The Equitable Life Assurance Society of the United States.
 10.8.1 *                Lease Amendment, dated September 2, 1997, by and
                          between the Company and The Equitable Life Assurance Society of The United States (related to Exhibit 10.8)
 10.8.2 $$$              Second Lease Amendment, dated February 8, 1999, by
                          and between the Company and TA/Western, LLC, successor to The Equitable Life Assurance Society of The United States (relating to Exhibit 10.8).
 10.8.3 ***              Third Lease Amendment, dated January 10, 2000, by and
                          between the Company and TA/ Western, LLC (relating to
                          Exhibit 10.8).
 10.8.4 !!               Fourth Lease Amendment, dated May 17, 2000, by and
                          between The Company and TA/ Western, LLC (relating to
                          Exhibit 10.8).
   10.10 *               Employment Agreement, dated December 15, 1994, by and
                          between the Company and Scott E. Stouffer, as amended.
   10.11 !!              Lease Agreement, dated April 7, 2000, by and between
                          Visual Networks, Inc. and TA/ Western, LLC.
   10.12 *               Terms of Employment, dated June 11, 1997, by and
                          between the Company and Peter J. Minihane, as amended.
   10.17 **              Net2Net 1994 Stock Option Plan.
   10.20 $$              1999 Employee Stock Purchase Plan, as amended April 11,
                          2001.
   10.22 %               Inverse Network Technology 1996 Stock Option Plan.
   10.23 !!              Avesta Technologies 1996 Stock Option Plan.
   10.24 ****            Loan and Security Agreement, dated February 28, 2001,
                          by and between Silicon Valley Bank and the Company.
10.24.1 !!!              First Loan Modification to the Loan and Security
                          Agreement, dated May 24, 2001 (related to
                          Exhibit 10.24).
10.24.2 +++              Second Loan Modification to the Loan and Security
                          Agreement, Dated December 20, 2001 (related to
                          Exhibit 10.24).
   10.25 ****            Accounts Receivable Financing Agreement dated
                          February 28, 2001, by and between Silicon Valley Bank and the Company.
 10.25.1 !!!             First Loan Modification to the Accounts Receivable
                          Financing Agreement, dated May 24, 2001 (related to
                          Exhibit 10.25).
 10.25.2 +++             Second Loan Modification to the Accounts Receivable
                          Financing Agreement, dated December 20, 2001
                          (related to Exhibit 10.25).

 10.25.3 +++             Third Loan Modification to the Accounts Receivable
                          Financing Agreement, dated February 28, 2002
                          (related to Exhibit 10.25).
   10.26 ****            Intellectual Property Security Agreement dated
                          February 28, 2001, by and between Silicon Valley Bank and the Company.
   10.28 !!!             Employment Agreement, dated May 3, 2001, by and between
                          the Company and Elton King.
   10.29 !!!             Nonstatutory Stock Option Grant Agreement, dated May 3,
                          2001, by and between the Company and Elton King.
   10.30 !!!             Terms of Employment, dated July 27, 2000, by and
                          between the Company and Steve Hindman.
   10.31 +++             Terms of Employment, dated October 23, 2001 by and
                          between the Company and John Saunders.
   10.32 +++             Consulting Agreement, dated February 16, 2002, by and
                          between the Company and Peter J. Minihane.
   21.1 ****             List of subsidiaries of the Company.
   23.1                  Consent of Arthur Andersen LLP.
   24.1 +++              Powers of Attorney (included in signature pages).
   99.1 +++              Letter regarding Arthur Andersen as our Independent
                          Public Accountants.


        *      Incorporated herein by reference to the Company's
                registration Statement on Form S-1, No. 333-41517.
       **      Incorporated herein by reference to Exhibit 10.1 to the
                Company's Registration Statement on Form S-8, No. 333-53153.
      ***      Incorporated herein by reference to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1999.
     ****      Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
        %      Incorporated herein by reference to Exhibit 10.1 to the
                Company's Registration Statement on Form S-8, No. 333-88719.
        @      Incorporated herein by reference to the Company's
                Registration Statement on Form S-4, No. 333-33946.
        $      Incorporated herein by reference to Exhibit 3.1 to the Company's
                Quarterly Report on Form 10-Q for the three months Ended
                June 30, 1999.
       $$      Incorporated herein by reference to the Company's Definitive
                Proxy Statement on Schedule 14A filed April 30, 2001.
      $$$      Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
        +      Portions of this Exhibit were omitted and have been filed
                Separately with the Secretary of the Commission pursuant to
                The Company's Application Requesting Confidential Treatment Under Rule 406 of the Securities Act, filed on December 22, 1997, January 28, 1998 and February 4, 1998.
       ++      Portions of this Exhibit were omitted and have been filed
                Separately with the Secretary of the Commission pursuant to
                The Company's Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act.
       !!      Incorporated herein by reference to the Company's Quarterly
                Report on Form 10-Q for the three months ended June 30, 2000.
      !!!      Incorporated herein by reference to the Company's Quarterly
                Report on Form 10-Q for the three months ended June 30, 2001.
      +++      Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


(b) Reports on Form 8-K

None.

(c) Exhibits

The exhibits required by this Item are listed under Item 14(a)(3).

(d) Financial Statement Schedules

The consolidated financial statement schedules required by the Item are listed under Item 14(a)(2).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rockville, Maryland, on the 20th day of May, 2002.

                              VISUAL NETWORKS, INC.

                              By: /s/ JOHN H. SAUNDERS
                              ----------------------------------------
                                 John H. Saunders
                                 Chief Financial Officer




    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the Report has been signed below by the following persons in the capacities and on the date indicated.


   Signature                               Title                    Date
   ---------                               -----                    ----

  /s/ ELTON R. KING              President and Chief                5/20/02
  Elton R. King                  Executive Officer, Director


  /s/ *                          Chairman of the Board of           5/20/02
  Scott E. Stouffer              Directors


  /s/*                           Director                           5/20/02
  Marc F. Benson


  /s/ *                          Director                           5/20/02
  George Michael Cassity


  /s/ *                          Director                           5/20/02
  Ted McCourtney


  /s/*                           Director                           5/20/02
  Peter J. Minihane


  /s/*                           Director                           5/20/02
  William J. Smith

  *By:  /s/ Elton R. King
        Elton R. King
        Attorney-in-fact

    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

       Report of Independent Public Accountants.............................
       Consolidated Balance Sheets as of December 31, 2000 and 2001.........
       Consolidated Statements of Operations for the years ended
         December 31, 1999, 2000 and 2001...................................
       Consolidated Statements of Changes in Stockholders' Equity (Deficit)
         for the years ended December 31, 1999, 2000 and 2001...............
       Consolidated Statements of Cash Flows for the years ended
         December 31, 1999, 2000 and 2001...................................
       Notes to Consolidated Financial Statements...........................
       Financial Statement Schedule.........................................





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


                                   ARTHUR ANDERSEN LLP

Vienna, Virginia
March 27, 2002







                              VISUAL NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                       December 31,
                                                                   2000           2001
                                                                   ----           ----
Assets
Current assets:
  Cash and cash equivalents..........................         $   17,369     $    5,921
  Restricted short-term investment...................                 --          2,503
  Short-term investments.............................              3,700             --
  Accounts receivable, net of allowance of $1,103
   and $554, respectively............................              7,615          7,488
  Inventory..........................................             13,474          5,768
  Other current assets...............................              3,089          1,161
                                                               ---------      ---------
          Total current assets.......................             45,247         22,841
Property and equipment, net..........................             10,738          6,061
Intangible assets....................................              8,510             --
Restricted investments...............................              5,037             --
Other assets.........................................              4,525             --
                                                               ---------      ---------
          Total assets...............................         $   74,057     $   28,902
                                                               =========      =========

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable and accrued expenses..............         $   29,354     $   11,723
  Deferred revenue...................................             17,769         11,782
  Customer deposits..................................                 --          3,588
  Line of credit.....................................                 --          1,663
  Current portion of long-term debt..................                606            661
                                                               ---------      ---------
          Total current liabilities..................             47,729         29,417
Long-term debt, net of current portion...............                243             --
                                                               ---------      ---------
          Total liabilities..........................             47,972         29,417
                                                               ---------      ---------
Commitments and contingencies (Note 9)
Stockholders' equity (deficit):
  Common stock, $.01 par value; 200,000,000 shares
     authorized,  31,296,383 and 31,915,752 shares
     issued and outstanding, respectively............                313            319
  Additional paid-in capital.........................            473,108        473,132
  Deferred compensation..............................               (402)           (80)
  Accumulated other comprehensive income.............                 11             21
  Accumulated deficit................................           (446,945)      (473,907)
                                                               ---------      ---------
          Total stockholders' equity (deficit).......             26,085           (515)
                                                               ---------      ---------
          Total liabilities and stockholders' equity
           (deficit).................................         $   74,057     $   28,902
                                                               =========      =========


 The accompanying notes are an integral part of these consolidated financial statements.


                                       VISUAL NETWORKS, INC.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands, except per share data)


                                                                 Years Ended December 31,
                                                           1999            2000           2001
                                                           ----            ----           ----
     Revenue:
       Hardware revenue.............................      $78,640      $   65,500     $   51,855
                                                           ------       ---------      ---------
       Software revenue.............................        3,140          10,130          6,249
                                                           ------       ---------      ---------
       Support and services revenue.................        9,939          13,411         16,144
                                                           ------       ---------      ---------
        Total revenue...............................       91,719          89,041         74,984
                                                           ======       =========      =========
     Cost of revenue
       Product cost of revenue......................       25,598          24,892         21,722
       Support and services cost of revenue.........        5,290           7,623          7,709
        Total cost of revenue.......................       30,888          32,515         29,431
       Gross profit.................................       60,831          56,526         44,817
     Operating expenses:
       Research and development.....................       16,677          27,277         19,320
       Write-off of in-process research and
        development.................................           --          39,000             --
       Sales and marketing..........................       24,447          41,907         33,484
       General and administrative...................        7,928          11,247          8,895
       Merger-related costs.........................        6,776              --             --
       Restructuring and impairment charges.........           --         335,810          9,328
       Amortization of goodwill and other intangibles          --          53,426            805
                                                           ------       ---------      ---------
          Total operating expenses..................       55,828         508,667         71,832
                                                           ======       =========      =========
     Income (loss) from operations..................        5,003        (452,141)       (27,015)
     Interest income, net...........................        2,270           2,598            325
                                                           ------       ---------      ---------
     Income (loss) before income taxes..............        7,273        (449,543)       (26,690)
     Benefit (provision) for income taxes...........       (3,722)         34,058           (272)
                                                           ------       ---------      ---------
     Net income (loss)..............................      $ 3,551      $ (415,485)    $  (26,962)
                                                           ======       =========      =========
     Basic income (loss) per share..................      $  0.14      $   (14.46)    $    (0.85)
                                                           ======       =========      =========
     Diluted income (loss) per share................      $  0.13      $   (14.46)    $    (0.85)
                                                           ======       =========      =========
     Basic weighted-average shares outstanding......       24,583          28,733         31,585
                                                           ======       =========      =========
     Diluted weighted-average shares outstanding....       26,547          28,733         31,585
                                                           ======       =========      =========


 The accompanying notes are an integral part of these consolidated financial statements.



                                                         VISUAL NETWORKS, INC.

                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                   (in thousands, except share data)

                                                                                  Notes                       Accumulated
                                                                   Additional   Receivable                      Other
                                               Common Stock         Capital     Stockholders   Compensation   Comprehensive
                                               ------------        ----------   ------------   ------------   -------------
                                               Shares     Amount
                                               ------     ------
Balance, December 31, 1998.............      24,190,219    $ 242    $ 83,977         $ (147)     $  (739)       $    --
  Exercise of stock options and
     warrants..........................         699,266        7       2,047             --           --             --
  Income tax benefit from exercise
   of stock options....................          --           --       3,722             --           --             --
  Issuance of common stock under
    employee stock purchase plan.......           4,182       --         132             --           --             --
  Repurchase of common stock...........         (60,058)      (1)        --              --           --             --
  Repayment of shareholder notes.......          --           --         --             147           --             --
  Deferred compensation................          --           --         291             --         (291)            --
  Amortization of deferred
    compensation.......................          --           --         --              --          325             --
  Net income...........................          --           --         --              --           --             --
                                             ----------      ---     -------          ------       ------         ------
Balance, December 31, 1999.............      24,833,609      248      90,169             --         (705)            --
  Issuance of common stock options
    and warrants in acquisition........       5,413,530       54     378,793             --           --             --
  Exercise of stock options and
    warrants...........................         866,366        9       3,173             --           --             --
  Issuance of common stock under
    employee stock purchase plan.......         182,878        2       1,047             --           --             --
  Deferred compensation adjustments....          --           --         (74)            --           74             --
  Amortization of deferred
     compensation......................          --           --         --              --          229             --
  Foreign currency translation
     adjustment........................          --           --         --              --           --             11
  Net loss.............................          --           --         --              --           --             --
                                             ----------      ---     -------          ------       ------         ------
Balance, December 31, 2000.............      31,296,383      313     473,108             --         (402)            11
  Return of shares in settlement
   of indemnification claims
   related to acquisition..............        (134,000)      (1)       (989)            --           --             --
  Exercise of stock options and
    warrants...........................         435,091        4         520             --           --             --
  Issuance of common stock under
    employee stock purchase plan.......         337,675        3         746             --           --             --
  Repurchase of common stock...........         (19,397)      --         (11)            --           --             --
  Deferred compensation adjustments....          --           --        (242)            --          242             --
  Amortization of deferred
   compensation........................          --           --         --              --           80             --
  Foreign currency translation
    adjustment.........................          --           --         --              --           --             10
  Net loss.............................          --           --         --              --           --             --
                                             ----------      ---     -------          ------       ------         ------

Balance, December 31, 2001.............      31,915,752    $ 319    $473,132         $   --      $   (80)       $    21
                                             ==========      ===     =======          ======       ======         ======


(continued)





                                               Accumulated
                                                 Deficit                Total
                                               -----------              -----

Balance, December 31, 1998.............       $  (35,011)            $ 48,322
  Exercise of stock options and
     warrants..........................              --                 2,054
  Income tax benefit from exercise
   of stock options....................              --                 3,722
  Issuance of common stock under
    employee stock purchase plan.......              --                   132
  Repurchase of common stock...........              --                    (1)
  Repayment of shareholder notes.......              --                   147
  Deferred compensation................              --                   --
  Amortization of deferred
    compensation.......................              --                   325
  Net income...........................            3,551                3,551
                                                 -------              -------
Balance, December 31, 1999.............          (31,460)              58,252
  Issuance of common stock options
    and warrants in acquisition........              --               378,847
  Exercise of stock options and
    warrants...........................              --                 3,182
  Issuance of common stock under
    employee stock purchase plan.......              --                 1,049
  Deferred compensation adjustments....              --                   --
  Amortization of deferred
     compensation......................              --                   229
  Foreign currency translation
     adjustment........................              --                    11
  Net loss.............................         (415,485)            (415,485)
                                                 -------              -------
Balance, December 31, 2000.............         (446,945)              26,085
  Return of shares in settlement
   of indemnification claims
   related to acquisition..............              --                  (990)
  Exercise of stock options and
    warrants...........................              --                   524
  Issuance of common stock under
    employee stock purchase plan.......              --                   749
  Repurchase of common stock...........              --                   (11)
  Deferred compensation adjustments....              --                   --
  Amortization of deferred
   compensation........................              --                    80
  Foreign currency translation
    adjustment.........................              --                    10
  Net loss.............................          (26,962)             (26,962)
                                                 -------              -------

Balance, December 31, 2001.............        $(473,907)            $   (515)
                                                 =======              =======


 The accompanying notes are an integral part of these consolidated financial statements.


                                                         VISUAL NETWORKS, INC.

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (in thousands)

                                                                                    Years Ended December 31,
                                                                               1999           2000           2001
                                                                               ----           ----           ----
                    Cash Flows From Operating Activities:
                    Net income (loss)...................................      $ 3,551      $ (415,485)    $  (26,962)
                    Adjustments to reconcile net income (loss) to net cash
                      provided by (used in) operating activities:
                      Depreciation and amortization.....................        4,033          59,666          5,657
                      Write-off of purchased research and development...           --          39,000             --
                      Non-cash restructuring and impairment charges.....           --         329,910          8,203
                      Deferred taxes....................................           --         (34,058)            --
                      Changes in assets and liabilities
                         Accounts receivable............................       (3,426)          5,152            127
                         Inventory......................................       (2,912)         (5,476)         7,706
                         Other assets...................................         (312)           (113)         2,185
                         Accounts payable and accrued expenses..........        6,235           8,312        (16,094)
                         Deferred revenue...............................        3,841          (3,834)        (4,155)
                         Customer deposits..............................       (4,613)             --          3,588
                                                                               ------          ------         -------
                      Net cash provided by (used in) operating activities       6,397         (16,926)       (19,745)
                                                                               ------          ------         -------
                    Cash Flows From Investing Activities:
                      Net (purchases) sales/maturities of short-term
                         investments....................................        1,002          (3,145)         6,234
                      Proceeds from sale leaseback transactions.........          750              --             --
                      Expenditures for property and equipment...........       (5,828)         (7,623)          (692)
                      Investment in joint venture.......................           --            (797)            --
                      Merger-related transaction costs, net of cash                --         (10,234)            --
                       acquired.........................................           --         (10,234)            --
                                                                               ------          ------         -------
                      Net cash provided by (used in) investing activities      (4,076)        (21,799)         5,542
                                                                               ------          ------         -------
                    Cash Flows From Financing Activities:
                      Exercise of stock options and warrants and employee
                    stock purchase plan, net of stock repurchases.......        2,185           4,231          1,262
                      Repayments of notes receivable from stockholders..          147              --             --
                      Net borrowings (repayments) under credit agreements      (1,079)         (1,658)         2,039
                      Principal payments on capital lease obligations...         (600)         (1,119)          (564)
                                                                               ------          ------         -------
                      Net cash provided by financing activities.........          653           1,454          2,737
                                                                               ------          ------         -------
                    Effect of exchange rate changes.....................           --              11             18
                                                                               ------          ------         -------
                    Net Increase (Decrease) in Cash and Cash Equivalents        2,974         (37,260)       (11,448)
                    Cash and Cash Equivalents, Beginning of Year........       51,655          54,629         17,369
                                                                               ------          ------         -------
                    Cash and Cash Equivalents, End of Year..............      $54,629      $   17,369     $    5,921
                                                                               ======          ======         ======
                    Supplemental Cash Flow Information:
                      Cash paid for income taxes........................      $    18      $        9     $       22
                                                                               ======          ======         ======
                      Cash paid for interest............................      $   232      $      211     $      199
                                                                               ======          ======         ======
                    Supplemental Disclosure of Non-cash Investing and
                    Financing
                      Activities:
                      Issuance of common stock, options and warrants in
                         acquisition....................................      $    --      $  378,847     $       --
                                                                               ======          ======         ======
                      Return of shares in settlement of indemnification
                       claims related to acquisition....................      $    --      $       --     $     (990)
                                                                               ======          ======         ======


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

     The Company's operations are subject to certain other risks and uncertainties, including among others, dependence on major service provider customers, successful incorporation of the Company's products into service providers' infrastructures, long sales cycles, changes in the market's acceptance of and demand for the Company's products, rapidly changing technology, current and potential competitors with greater financial, technological, production, and marketing resources, changes in the telecommunications industry including consolidation and break-up of significant customers, dependence on sole and limited source suppliers, limited protection of intellectual property and proprietary rights, dependence on key management personnel, ability to recruit and retain employees, defense against pending litigation, and uncertainty of future profitability and possible fluctuations in financial results.

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

    Results of operations for the separate and combined companies prior to the pooling transaction are as follows (in thousands):

                                        Six Months Ended
                                        June 30, 1999
                                        (unaudited)
                                        -----------------
                Revenue:
                Visual..........        $36,005
                Inverse.........          3,793
                                        -------
                                        $39,798
                                        =======

                Net Income (Loss):
                Visual..........        $ 6,178
                Inverse.........         (5,074)
                                        --------
                                        $ 1,104
                                        =======

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

Cash and Cash Equivalents

     The Company considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains its cash and cash equivalents with high credit quality financial institutions. The Company's cash equivalents, as of December 31, 2000, consisted primarily of investments in money market funds that invest in U.S. Treasury obligations, repurchase agreements collateralized by U.S. Treasury securities, and high quality corporate obligations. The Company had approximately $10.8 million invested in money market funds as of December 31, 2000. The Company did not have any cash equivalents as of December 31, 2001.

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

     As of December 31, 2000, the Company had an investment in an entity, accounted for using the equity method of accounting. The Company's investment represented a one-third ownership interest with the remaining two-thirds owned by a partner. The Company's investment represented less than a majority ownership interest but the Company had the ability to exercise significant influence over the entity. The carrying value of this investment of $747,000 was included in other assets in the accompanying consolidated balance sheet as of December 31, 2000. The entity was established as a distributor for the Visual Trinity product, but the Company did not have any sales to the entity. As a result of the Company's announcement to discontinue development and sales efforts on the Visual Trinity product, the Company wrote-off the remaining carrying value of $656,000 during the three months ended June 30, 2001. During the fourth quarter of 2001, the Company completed a settlement agreement with the entity and other partner whereby the Company forfeited its ownership interest in the entity for no consideration. The write-off is included in the restructuring and impairment charge in the accompanying consolidated statement of operations for the year ended December 31, 2001.

     The Company also has an investment in an entity in which the Company exercises no control or significant influence. Such investment was accounted for under the cost method and its carrying value of approximately $3.7 million was included in other assets in the accompanying consolidated balance sheet as of December 31, 2000. The Company reviewed the carrying value of this investment for impairment throughout 2001 and determined in the fourth quarter that there was an other than temporary decline in the value of the investment based primarily on the Company's assessment of the continued declining financial condition of the entity. The Company wrote-off the entire balance of approximately $3.7 million. The write-off is included in the restructuring and impairment charge in the accompanying consolidated statement of operations for the year ended December 31, 2001.

Inventory

     Cost of revenue consists of subcontracting costs, component parts, direct compensation costs, communication costs, warranty and other contractual obligations, royalties, license fees and other overhead expenses related to the manufacturing operations. Product cost of revenue includes both hardware and software costs in the accompanying consolidated statements of operations. Cost of revenue related to software sales has not been significant. Support and services cost of revenue includes benchmark services, professional services and technical support costs in the accompanying consolidated statements of operations. Inventory is stated at the lower of average cost or market, and consists of the following (in thousands):

                                           December 31,
                                       2000          2001
                                       ----          ----
                  Raw materials...   $  4,301    $  1,137
                  Work-in-progress        151         238
                  Finished goods..      9,022       4,393
                                      -------     -------
                                     $ 13,474    $  5,768
                                      =======     =======

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

                                                      December 31,
                                                    2000         2001
                                                    ----         ----
                 Equipment and software.....    $  17,480    $  18,046
                 Furniture and fixtures.....        2,370        2,351
                 Leasehold improvements.....        2,942        2,208
                                                  -------       ------
                                                   22,792       22,605
                 Less-Accumulated depreciation    (12,054)     (16,544)
                                                  -------       ------
                                                $  10,738    $   6,061
                                                  =======       ======

Intangible Assets

     As of December 31, 2000, intangible assets consisted of identifiable intangibles related to the acquisition of Avesta (see Note 5). During 2001, the Company determined that all of the remaining intangible assets were impaired and recorded an impairment charge to write-off the remaining balances. Intangible assets consisted of the following (in thousands) at December 31, 2000:


                 Assembled workforce........      $   224
                 Trademarks/tradenames......        1,064
                 Completed technology.......        7,222
                                                    -----
                      Total.................      $ 8,510
                                                    =====


Long-Lived Assets

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews its long-lived assets, including property and equipment, identifiable intangibles and goodwill, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If future estimated undiscounted net cash flows are more likely than not to be less than the carrying amount of the long-lived assets, then such assets are written down to their fair value. The Company recorded an impairment charge of $328.8 million in the fourth quarter of 2000. This charge included $203.2 million related to goodwill, which represented the entire remaining unamortized balance, and $125.6 million related to the other acquired intangibles including the completed technology, the assembled workforce and the trademarks/tradenames related to the Avesta acquisition. The Company also recorded impairment charges of $3.3 million during 2001. The impairment charge related to the remaining acquired intangibles from the Avesta acquisition and resulted from the discontinuation of the Visual Trinity product and the Company's plans to combine certain functionality of the Visual eWatcher product with the Visual IP InSight product (see Notes 5 and 6). The impairment charges for the years ended December 31, 2000 and 2001 are included in the restructuring and impairment charge in the accompanying consolidated statements of operations. The Company's estimates of anticipated revenue and profits and the remaining estimated lives of long-lived assets, could be reduced significantly in the future. As a result, the carrying amount of long-lived assets could be reduced in the future.

Accounts Payable and Accrued Expenses

    Accounts payable and accrued expenses consist of the following (in thousands):

                                             December 31,
                                            2000       2001
                                            ----       ----
                 Accounts payable.....    $ 4,391    $ 2,644
                 Accrued compensation.      6,936      1,794
                 Accrued restructuring      4,306      1,421
                 Other accrued expenses    13,721      5,864
                                           ------     ------
                                          $29,354    $11,723
                                           ======     ======

Revenue Recognition


     The Company's service management products and services include hardware, software, benchmark services, professional services and technical support.
Benchmark services, professional services and technical support revenues are reported as service revenue in the accompanying consolidated statements of operations. The Company recognizes revenue from the sale or license of its products in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition" and SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which summarizes existing accounting literature and require that four criteria are met prior to the recognition of revenue. Our accounting policies regarding revenue recognition are written to comply with the following criteria: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the fees are fixed and determinable; and 4) collectibility is probable. Where agreements provide for customer acceptance, the Company recognizes revenue upon acceptance of the product by the customer. Generally, the Company's agreements have not included any specific customer acceptance provisions. However, the Company does allow some of its customers to evaluate its products before making a decision to purchase. The Company recognizes revenue under these arrangements once the evaluation process is complete and all other criteria are met. Revenue from multiple-element software arrangements is recognized using the residual method whereby the fair value of any undelivered elements, such as customer support and services, is deferred and any residual value is allocated to the software and recognized as revenue upon delivery and passage of title. The fair values of professional services, technical support and training have been determined based on the Company's specific objective evidence of fair value. The Company's specific objective evidence of fair value is based on the price the Company charges customers when the element is sold separately.

     Maintenance contracts require the Company to provide technical support and unspecified software updates to customers on a when and if available basis. The Company recognizes technical support revenue, including support revenue that is bundled with product sales, ratably over the term of the contract period, which generally ranges from one to five years. Revenue from professional services is recognized when the services are performed. Subscription fees for the Company's benchmark reports are recognized upon delivery of the reports.

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

     The Company examines the specific facts and circumstances of all sales arrangements with payment terms extending beyond its normal payment terms to make a determination of whether the sales price is fixed and determinable and whether collectibility is probable. Payment terms are not tied to milestone deliverables or customer acceptance. The evaluation of the impact on revenue recognition, if any, includes the Company's history with its customers and the specific facts of each arrangement. The Company generally does not offer payment terms that differ from its normal payment terms. However, in the year ended December 31, 2001, the Company recognized software license revenue of approximately $2.6 million on new arrangements with previously existing customers that contain payment terms beyond the normal payment terms. Payments become due under these arrangements through July 2002. As of March 31, 2002, all scheduled payments had been made in accordance with the terms of the relevant arrangements.

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

    The following table presents the Company's revenue by product (in thousands):


                                                                    Years Ended December 31,
                                                                    1999        2000       2001
                                                                    ----        ----       ----
                Visual UpTime..............................       $ 78,490    $ 59,754   $ 55,557
                Cell Tracer................................          6,056       7,946      2,980
                Visual IP InSight..........................          4,557       9,466      8,095
                                                                    ------      ------     ------
                      Continuing products..................         89,103      77,166     66,632
                Visual Internet Benchmark..................          2,616       4,607      4,025
                Visual Trinity and eWatcher................             --       7,268      3,591
                                                                    ------      ------     ------
                          Discontinued products............          2,616      11,875      7,616
                                                                    ------      ------     ------
                          Total  revenue...................       $ 91,719    $ 89,041   $ 74,248
                                                                    ======      ======     ======


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

     The following details the computation of the income (loss) per share (in thousands, except per share data):

                                                                              Years Ended December 31,
                                                                         1999           2000           2001
                                                                         ----           ----           ----
                          Net income (loss) ......................      $ 3,551      $ (415,485)    $  (26,962)
                                                                         ======         =======         ======
                          Weighted-average share calculation:
                          Basic weighted-average shares outstanding:
                            Average number of shares of common stock
                               outstanding........................       24,583          28,733         31,585
                          Diluted weighted-average shares
                          outstanding:
                            Treasury stock effect of options and
                               warrants...........................        1,964              --             --
                                                                         ------         -------         ------
                          Diluted weighted-average shares                26,547          28,733         31,585
                                                                         ======         =======         ======
                          outstanding.............................
                          Earnings (loss) per common share:
                            Basic earnings (loss) per share.......      $  0.14      $   (14.46)    $    (0.85)
                                                                         ======         =======         ======
                            Diluted earnings (loss) per share.....      $  0.13      $   (14.46)    $    (0.85)
                                                                         ======         =======         ======



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

2. Credit Agreements and Long-Term Debt:

     During 2000 and 2001, the Company had a credit facility, as amended, that included an accounts receivable-based arrangement providing for borrowings up to the lesser of $10.0 million or 80% of eligible accounts receivable (as defined in the credit facility and determined by the bank) with a maximum of $5.0 million available for issuing standby letters of credit, provided that the Company either maintain a minimum of $10.0 million cash on deposit with the bank, secure with cash any outstanding letters of credit, or treat any unsecured letters of credit as borrowings. In December 2000, the bank issued a standby letter of credit, as amended, that expires on September 30, 2002 in the amount of $2.5 million. The Company secured the letter of credit with a pledge of a certificate of deposit in an original amount of $5.0 million that was recorded as a restricted investment as of December 31, 2000. The certificate of deposit was reduced to $2.5 million in 2001, which is recorded as a restricted short-term investment in the accompanying consolidated balance sheet as of December 31, 2001. The bank credit facility also included an equipment financing facility. During 2001, the Company borrowed approximately $451,000 under the equipment financing facility, of which $376,000 was outstanding as of December 31, 2001. The borrowing is repayable over 36 months beginning in July 2001 at an interest rate of prime plus 2%, or 6.75% at December 31, 2001. As of December 31, 2001, the Company also had approximately $1.7 million outstanding at an interest rate of 6.75% for borrowings under the accounts receivable-based arrangement. The credit facility, as amended, was anticipated to mature on April 29, 2002. In connection with the issuance of the convertible debentures (see
Note 10), the outstanding amounts borrowed from the bank under the accounts receivable-based and equipment financing arrangements were paid, and the related loan agreements were terminated. As a result, the borrowings under the accounts receivable-based and equipment financing arrangements are classified as current in the accompanying consolidated balance sheet as of December 31, 2001. The standby letter of credit remains outstanding and secured with the Company's pledge of a certificate of deposit in the amount of $2.5 million.

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

    A summary of the Company's stock option activity is presented below:

                                                                                Option Price          Weighted-Average
                                                               Options           Per Share             Exercise Price
                                                               -------          ------------          ----------------
                 Options outstanding at December 31, 1998    2,600,019        $ 0.03 --  $34.50           $ 6.50
                   Granted..............................     2,394,873          0.06 --   59.00            31.48
                   Canceled.............................      (345,836)         0.17 --   34.50            14.91
                   Exercised............................      (695,612)         0.03 --   32.25             3.27
                                                             ---------         ----------------            -----
                 Options outstanding at December 31, 1999    3,953,444          0.03 --   59.00            21.41
                   Granted..............................     7,248,440          0.40 --   63.06            12.93
                   Canceled.............................    (7,647,979)         0.29 --   54.45            18.64
                   Exercised............................      (636,326)         0.07 --   32.25             4.49
                                                             ---------         ----------------            -----
                 Options outstanding at December 31, 2000    2,917,579          0.03 --   63.06            11.49
                   Granted..............................     8,363,039          1.85 --    7.42             4.19
                   Canceled.............................    (2,373,510)         0.19 --   63.06            10.89
                   Exercised............................      (435,091)         0.19 --    3.00             1.23
                                                             ---------         ----------------            -----
                 Options outstanding at December 31, 2001    8,472,017        $ 0.07 --  $59.00          $  4.88
                                                             =========         ================            =====


     As of December 31, 2001, options to purchase 2,981,278 shares of common stock were exercisable with a weighted-average exercise price of $6.61. The weighted-average remaining contractual life and weighted-average exercise price of options outstanding at December 31, 2001, for selected exercise price ranges are as follows:


                                            Options Outstanding                            Options Exercisable
                                            -------------------                            -------------------

                                                   Weighted
                                                    Average            Weighted                              Weighted
    Range of Exercise            Number of          Remaining          Average           Number of           Average
         Prices                   Options        Contractual Life    Exercise Price       Options         Excercise Price
    -----------------            ---------       ----------------    --------------      ---------        ---------------

    $ 0.07 --  $ 1.85             396,430             4.37             $  1.48            228,082           $  1.22
      1.90 --    1.90           1,140,601             9.67                1.90             63,234              1.90
      3.00 --    3.90             761,966             6.71                3.35            232,736              3.31
      3.92 --    3.92           2,101,139             9.34                3.92            613,855              3.92
      4.00 --    4.07             961,698             9.34                4.02            347,396              4.02
      4.19 --    4.69           1,139,357             8.93                4.49            489,116              4.40
      4.72 --    6.66           1,357,069             9.39                5.96            543,593              5.97
      6.70 --   35.65             587,918             7.39               16.52            431,654             18.46
     38.75 --   38.75              24,000             8.39               38.75             24,000             38.75
     54.45 --   54.45               1,839             7.92               54.45              1,362             54.45
     ----------------           ---------             ----               -----          ---------             -----
    $ 0.07 --  $54.45           8,472,017             8.73             $  4.88          2,975,078           $  6.50
     ================           =========             ====               =====          =========             =====



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

     If compensation expense had been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have decreased or increased to the pro forma amounts indicated below (in thousands, except per share amounts):


                                                                        Years Ended December 31,
                                                                       1999          2000           2001
                                                                       ----          ----           ----
                            Net income (loss) attributable to
                            common
                              stockholders:
                              As reported.......................      $ 3,551     $ (415,485)    $  (26,962)
                              Pro forma.........................      $(4,620)    $ (435,794)    $  (72,005)
                            Diluted earnings (loss) per share:
                              As reported.......................      $  0.13     $   (14.46)    $    (0.85)
                              Pro forma.........................      $ (0.19)    $   (15.17)    $    (2.28)



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

    The aggregate purchase price was determined as follows (in thousands):

        Fair value of common stock....    $ 315,790
        Fair value of options and
        warrants......................       62,067
        Transaction costs and other...       14,874
                                            -------
                  Total...............    $ 392,731
                                            =======

     The merger resulted in an allocation of purchase price to the net tangible and intangible assets of Avesta, as well as a write-off of the portion of the purchase price allocated to IPR&D. Visual has allocated the purchase price based upon the fair values of the assets and the liabilities acquired and allocated the purchase price accordingly.

    The purchase price has been allocated as follows (in thousands):

        Completed technology...........    $ 125,302
        In-process technology..........       39,000
        Assembled workforce............        3,885
        Trademarks/tradenames..........       18,455
        Goodwill.......................      238,723
        Net tangible assets............        1,424
        Deferred tax liability.........      (34,058)
                                             -------
                  Total................    $ 392,731
                                             ======

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

     In connection with the Avesta acquisition, the Company recognized approximately $900,000 in liabilities as the cost of closing a redundant facility and terminating certain employees. The accrual consisted primarily of severance and other employee termination costs. These activities resulted in the termination of approximately 20 employees in connection with the facility closure, the elimination of duplicate positions and the consolidation of certain operations. For the year ended December 31, 2000, the Company charged $806,000 against the accrual for amounts paid. The remaining amounts were paid in 2001.

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

                                                            Years Ended
                                                            December 31,
                                                            (unaudited)
                                                          1999        2000
                                                          ----        ----
     Pro forma net revenue.........................     $ 98,689    $ 94,851
     Pro forma net loss...........................       (98,851)    (92,944)
     Pro forma basic and diluted loss per share...      $  (3.31)  $   (3.02)


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

     In the second quarter of 2001, the Company reversed $723,000 of this restructuring charge resulting primarily from lower than estimated costs related to facility closures. In the second quarter of 2001, the Company announced a plan to discontinue development and sales efforts on the Visual Trinity product. As a result, the Company reduced its workforce by approximately 50 employees and closed the New York, New York facility. The Company recorded a $3.9 million restructuring charge that consisted of $1.4 million in employee termination costs including severance and other benefits, $1.3 million related to leases and other contractual obligations and the write-off of a $656,000 investment (see
Note 1) and $487,000 in leasehold improvements and related assets. In October 2001, the Company announced a plan for an additional reduction in workforce of approximately 40 employees to further reduce operating expenses and recorded a restructuring charge of $385,000 for severance and other benefits. During the fourth quarter of 2001, the Company reversed $1.2 million of the restructuring charge recorded in the second quarter of 2001 due to lower than estimated facility closure costs and other contractual obligations.

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

8. Income Taxes:

    The components of the provision (benefit) for income taxes consist of the following for the years ended December 31, 2000 and 2001 (in thousands):

                                                      December 31,
                                                    2000        2001
                                                    ----        ----
   Income tax provision (benefit):
     Current...............................    $  (9,585)      $ 272
     Deferred..............................      (24,473)         --
                                                  ------         ---
             Total provision (benefit).....    $ (34,058)      $ 272
                                                  ======         ===


     The provision for income taxes results in an effective rate that differs from the Federal statutory rate as follows for the years ended December 31, 2000 and 2001:

                                                        Years Ended
                                                        December 31,
                                                    1999     2000     2001
                                                    ----     ----     ----
 Statutory federal income tax rate............       35%     (35)%    (35)%
 Effect of graduated rates....................       (1)       1        1
 State income taxes, net of federal benefit...        4       (4)      (3)
 Net operating loss carryforward..............      (28)      --       --
 Non-deductible expenses......................       41       21        6
 Increase in valuation allowance..............       --        9       32
                                                    ----      ---      ----
           Total effective rate...............       51%      (8)%      1%
                                                    ====      ===      ====

    The components of the Company's net deferred tax asset (liability) are as follows (in thousands):

                                                   December 31,
                                              2000           2001
                                              ----           ----
  Deferred tax asset:
    Net operating loss carryforwards...     $ 35,038       $ 39,659
    Depreciation.......................         (836)          (684)
    Allowance for doubtful accounts....          419            210
    Inventory valuation................        1,128          1,800
    Accrued liabilities................        2,658          1,288
    Deferred revenue...................        2,558          1,408
    Tax credit carryforwards...........        2,203          3,402
    Basis differences attributable to
     purchase accounting...............       (3,733)            --
    Valuation allowance................      (39,435)       (47,083)
                                              ------         ------
            Total net deferred tax asset    $     --      $      --
                                              ======         ======

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

    Future minimum lease payments as of December 31, 2001 under non-cancelable capital and operating leases are as follows (in thousands):

                                                 Capital     Operating
                                                 Leases       Leases
                                                 -------     ---------
  2002......................................    $  296        $ 1,985
  2003......................................        --          1,686
  2004......................................        --          1,676
  2005......................................        --          1,608
  2006......................................        --          1,575
  Thereafter................................        --             --
                                                  -----         -----
            Total minimum lease payments....       296       $  8,530
                                                                =====
  Interest element of lease payment.........       (11)
                                                  -----
  Present value of future minimum lease            285
                                                  -----
  payments..................................
  Current portion...........................      (285)
  Long-term portion.........................    $   --
                                                  =====


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

10. Subsequent Events:

     In March 2002,  the Company issued senior  secured  convertible  debentures
(the "Debentures") in the aggregate amount of $10.5 million in a private placement offering. The Debentures are due March 25, 2006, are payable in common stock or cash at the Company's option provided certain conditions are satisfied, and bear interest at an annual rate of 5%, payable quarterly in common stock or cash at the Company's option provided certain conditions are satisfied. The Debentures are secured by a first priority lien on substantially all of the Company's assets. The Debentures may be converted initially into 2,986,093 shares of the Company's common stock at the option of the holders at a price of $3.5163 per share, subject to certain adjustments. The conversion price of the Debentures will adjust if the Company issues certain additional shares of common stock or instruments convertible into common stock at a price that is less than the conversion price of the Debentures. The Company has the right to require the holders to convert their Debentures into common stock if the closing price of the Company's common stock exceeds 175% of the conversion price for 20 consecutive days after September 26, 2003.

     The Debentures include certain financial covenants related to earnings before interest, taxes, depreciation and amortization for 2002 and 2003. If the financial covenants are not met, the holders may cause the Company to redeem the Debentures at a price equal to the principal amount of the Debentures plus accrued interest. The redemption may be made in common stock or cash at the Company's option provided that certain conditions are satisfied. Redemption of the Debentures also may be required upon a specified change of control or upon the occurrence of any one of the other triggering events, including but not limited to, default on other indebtedness, failure to register the shares of common stock that may be issued to the Debenture holders and failure to maintain the common stock listing on an eligible market. In the event that the financial covenant for 2002 is achieved, the first priority lien in favor of the Debenture holders shall be released.

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

11. Interim Financial Data-- Unaudited:

     The following table of quarterly financial data has been prepared from the financial records of the Company, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented:

                                            March 31,                June 30,            September 30,           December 31,
                                         2000       2001       2000(1)    2001(3)      2000       2001       2000(2)      2001(4)
                                         ----       ----       ------     ------       ----       ----       ------       ------
                                                             (in thousands, except per share amounts)
    Revenue.........................  $ 30,494   $ 17,386    $ 28,644    $ 20,329    $ 14,607   $ 19,208   $  15,296   $ 17,325
    Gross profit....................    21,199     10,424      19,154      11,028       7,100     12,109       9,073     11,256
    Income (loss) from operations...     6,914     (7,954)    (46,594)    (12,427)    (39,142)    (2,989)   (373,319)    (3,645)
    Net income (loss)...............     5,541     (7,667)    (42,319)    (12,330)    (30,709)    (2,979)   (347,998)    (3,986)
    Basic income (loss) per share...      0.22      (0.24)      (1.54)      (0.39)      (0.99)     (0.09)     (11.17)     (0.13)
    Diluted income (loss) per share.      0.20      (0.24)      (1.54)      (0.39)      (0.99)     (0.09)     (11.17)     (0.13)






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



                                                                             SCHEDULE II

                                            VISUAL NETWORKS, INC.

                                       VALUATION AND QUALIFYING ACCOUNTS
                                                (in thousands)

                                         Balance at Beginning      Additions Charged to                    Balance at End
  Description                                of Period              Costs and Expenses       Deductions      of Period
  -----------                            --------------------      --------------------      ----------    --------------
  For the year ended December 31,
  1999:
   Deducted from asset accounts:
    Allowance for doubtful
     accounts........................          $493                       $301                $   40          $  754


  For the year ended December 31,
   2000:
    Deducted from asset accounts:
     Allowance for doubtful
      accounts.......................           754                        430                    81           1,103
    Included in current
     liabilities:
    Reserves related to
     restructuring...................            --                      6,800                 2,494           4,306

 For the year ended December 31,
  2001:
   Deducted from asset accounts:
    Allowance for doubtful
     accounts........................         1,103                          5                   554             554
   Included in current
    liabilities:
   Reserves related to
    restructuring....................         4,306                      3,092                 5,977(1)        1,421




     (1)Included in these deductions were costs of $4,010,000 charged against the reserve and the reversal of $1,967,000 of the restructuring charges for the year ended December 31, 2001. See Note 6 of the Notes to Consolidated Financial Statements.

                                  EXHIBIT INDEX

 Exhibit Number                               Description

    3.1 $               Amended and Restated Certificate of Incorporation
                         of the Company.
  3.1.1 @               Certificate of Amendment to Amended and Restated
                        Certificate of Incorporation.
    3.2 *               Restated By-Laws of the Company.
   10.1 *               1994 Stock Option Plan.
   10.2 *               1997 Omnibus Stock Plan, as amended.
   10.3 *               Amended and Restated 1997 Directors' Stock Option Plan.
   10.4 !!              2000 Stock Incentive Plan, as amended.
   10.5 *+              Reseller/Integration Agreement, dated August 29, 1997,
                         by and between the Company and MCI Telecommunications
                         Corporation.
 10.5.1 $$$++           Second Amendment, dated November 4, 1998, to the
                         Reseller/Integration Agreement between the Company and
                         MCI Telecommunications Corporation (relating to Exhibit
                         10.5).
   10.6 ****++           Master Purchase of Equipment and Services Agreement,
                          dated as of May 22, 2000, between Sprint/United Management Company and the Company.
   10.7 *+               General Agreement for the Procurement of Equipment,
                          Services and Supplies, dated November 26, 1997, between the Company and AT&T Corp.
   10.8 *                Lease Agreement, dated December 12, 1996, by and
                          between the Company and The Equitable Life Assurance Society of the United States.
 10.8.1 *                Lease Amendment, dated September 2, 1997, by and
                          between the Company and The Equitable Life Assurance Society of The United States (related to Exhibit 10.8)
 10.8.2 $$$              Second Lease Amendment, dated February 8, 1999, by and
                          between the Company and TA/Western, LLC, successor to The Equitable Life Assurance Society of The United States (relating to Exhibit 10.8).
 10.8.3 ***              Third Lease Amendment, dated January 10, 2000, by and
                          between the Company and TA/ Western, LLC (relating to
                          Exhibit 10.8).
 10.8.4 !!               Fourth Lease Amendment, dated May 17, 2000, by and
                          between the Company and TA/ Western, LLC (relating to
                          Exhibit 10.8).
   10.10 *               Employment Agreement, dated December 15, 1994, by and
                          between the Company and Scott E. Stouffer, as amended.
   10.11 !!              Lease Agreement, dated April 7, 2000, by and between
                          Visual Networks, Inc. and TA/ Western, LLC.
   10.12 *               Terms of Employment, dated June 11, 1997, by and
                          between the Company and Peter J. Minihane, as amended.
   10.17 **              Net2Net 1994 Stock Option Plan.
   10.20 $$              1999 Employee Stock Purchase Plan, as amended
                          April 11, 2001.
   10.22 %               Inverse Network Technology 1996 Stock Option Plan.
   10.23 !!              Avesta Technologies 1996 Stock Option Plan.
   10.24 ****            Loan and Security Agreement, dated February 28, 2001,
                          by and between Silicon Valley Bank and the Company.
   10.24.1 !!!           First Loan Modification to the Loan and Security
                          Agreement,dated May 24, 2001
                          (related to Exhibit 10.24).
   10.24.2 +++           Second Loan Modification to the Loan and
                          Security Agreement, dated December 20, 2001
                          (related to Exhibit 10.24).
   10.25 ****            Accounts Receivable Financing Agreement dated
                          February 28, 2001, by and between Silicon Valley
                          Bank and the Company.
   10.25.1 !!!           First Loan Modification to the Accounts Receivable
                          Financing Agreement, dated May 24, 2001
                          (related to Exhibit 10.25).
   10.25.2 +++           Second Loan Modification to the Accounts Receivable
                          Financing Agreement, dated December 20, 2001
                          (related to Exhibit 10.25).

   10.25.3 +++           Third Loan Modification to the Accounts Receivable
                          Financing Agreement, dated February 28, 2002
                          (related to Exhibit 10.25).
   10.26 ****            Intellectual Property Security Agreement dated
                          February 28, 2001, by and between Silicon Valley Bank and the Company.
   10.28 !!!             Employment Agreement, dated May 3, 2001, by and between
                          the Company and Elton King.
   10.29 !!!             Nonstatutory Stock Option Grant Agreement, dated May 3,
                          2001, by and between the Company and Elton King.
   10.30 !!!             Terms of Employment, dated July 27, 2000, by and
                          between the Company and Steve Hindman.
   10.31 +++             Terms of Employment, dated October 23, 2001, by and
                          between the Company and John Saunders.
   10.32 +++             Consulting Agreement, dated February 16, 2002, by and
                          between the Company and Peter J. Minihane.
   21.1 ***              List of subsidiaries of the Company.
   23.1                  Consent of Arthur Andersen LLP.
   24.1 +++              Powers of Attorney (included in signature page).
   99.1 +++              Letter regarding Arthur Andersen as our Independent
                          Public Accountants.


           * Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-41517.
          ** Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, No. 333-53153.
         *** Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
        **** Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
           % Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, No. 333-88719.
           @ Incorporated herein by reference to the Company's Registration Statement on Form S-4, No. 333-33946.
           $ Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1999.
          $$ Incorporated herein by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 30, 2001.
         $$$ Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
           + Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company's Application Requesting Confidential Treatment under Rule 406 of the Securities Act, filed on December 22, 1997, January 28, 1998 and February 4,1998.
          ++ Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act.
          !! Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2000
         !!! Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2001
         +++ Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.