Form 10-K/A
period 2001-12-31
VISUAL NETWORKS INC
filed 2002-06-14
CIK 1000495

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-K/A
                                (Amendment No. 2)

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

                        FOR THE TRANSITION PERIOD FROM        TO

                        Commission File Number: 000-23699

                              VISUAL NETWORKS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                        52-1837515
  (State or Other Jurisdiction of                            (IRS Employer
  Incorporation or Organization)                           Identification No.)

  2092 Gaither Road, Rockville, Maryland                        20850
  (Address of Principal Executive Office)                     (Zip Code)

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

===============================================================================

                            VISUAL NETWORKS, INC. FORM 10-K

   TABLE OF CONTENTS

                                                                           Page
             PART I
   Item 1.        Business                                                   1
                  Overview                                                   1
                  Industry Background                                        2
                  Problems Managing Networks Based on IP and the             4
                  Internet
                  The Visual Networks Solution                               6
                  The Visual Networks Strategy                               7
                  Products                                                   8
                  The Visual Networks Selling Strategy                      11
                  Product Development                                       12
                  Customers                                                 12
                  Strategic Partnership                                     12
                  Competition                                               13
                  Manufacturing                                             14
                  Patents and Other Intellectual Property Rights            14
                  Employees                                                 15
   Item 2.        Properties                                                15
   Item 3.        Legal Proceedings                                         15
   Item 4.        Submission of Matters to a Vote of Security Holders       16

             PART II
   Item 5.        Market for Our Common Stock and Related Stockholder       16
                  Matters
   Item 6.        Selected Consolidated Financial Data                      17
   Item 7.        Management's Discussion and Analysis of Financial
                  Condition
                  and Results of Operations                                 18
   Item 7A.       Quantitative and Qualitative Disclosure about Market      33
                  Risk
   Item 8.        Financial Statements and Supplementary Data               33
   Item 9.        Changes in and Disagreements with Accountants on
                  Accounting
                  and Financial Disclosure                                  33

            PART III
   Item 10.       Our Directors and Executive Officers                      34
   Item 11.       Executive Compensation                                    34
   Item 12.       Security Ownership of Certain Beneficial Owners and
                  Management                                                34
   Item13.        Certain Relationships and Related Transactions            34

             PART IV
   Item 14.       Exhibits, Financial Statement Schedules and Reports       34
                  on Form 8-K
   Signatures                                                               37

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

     We believe that we are a worldwide leader in providing service management systems, having shipped systems for deployment on an aggregate of over 140,000 transport circuits and over 40 million desktops. We have developed relationships with major service providers including AT&T, BellSouth, Earthlink, Equant, Prodigy , SBC, Sprint, Verizon and WorldCom. These service providers either resell our systems to their subscribers or integrate our systems into their network infrastructure to enable them to offer enhanced network services. For the year ended December 31, 2001, we had consolidated revenue of approximately $74.2 million, of which 77% was attributable to service providers.

     In spite of the recent downturn in the telecommunications industry, we believe that the market in which we sell our systems will continue to grow in the near future. Of the many types of network technologies being deployed by enterprises and service providers, two dominate: frame relay, and asynchronous transfer mode, or ATM. Vertical Systems Group estimates that approximately 791,000 frame relay circuits and 51,000 ATM circuits will be installed worldwide from 2002 through 2004. This is in contrast to the use of dedicated private lines, the most popular alternative to frame relay and ATM, which Vertical Systems Group estimates will decrease by 36,000 circuits in the U.S. during the same period. It also estimates that revenue generated from the use of frame relay and ATM networks will increase from $12.3 billion in 2000 to $26.8 billion in 2004. Our products not only support both of these technologies, but also serve as the basis for high-margin products and services, which support these technologies, that are offered by our service provider customers. We believe that this anticipated growth in the market for both frame relay and ATM networks bodes well for us.

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

     Since 1997, we have grown our business from revenues of $23.6 million to $74.2 million in 2001. During this same period, we have made numerous enhancements to our product portfolio to address new opportunities, changing customer needs and evolving technologies. We have made three acquisitions, which were intended to extend our product portfolio into new areas.

     We acquired Net2Net Corporation in 1998 in order to accelerate the time to market for ATM service performance management by buying that technology rather than building it. Products resulting from that acquisition form the basis of our ATM analysis in Visual UpTime and the Cell Tracer product line. This functionality is part of our Visual UpTime product and consistent with our target market and business development strategies. We experienced enhanced revenue by reducing time to market for the Visual UpTime and Cell Tracer products. The integration of the Net2Net operations initially increased operating expenses, which have since been substantially eliminated by the relocation of the engineering support to our Rockville, Maryland facility and the closure of the separate Net2Net facility.

     We acquired Inverse Network Technology, Inc. in 1999 in order to enter the service performance-management space for the public Internet. In this acquisition, we acquired Visual IP InSight for dial remote-access management and Visual Internet BenchMark for Internet Service Providers (ISP) performance reporting. In addition, with this acquisition, we expanded our customer base, and target market, to include ISP's. The Inverse acquisition greatly modified our asset and operating expense structures because it included significant hardware, personnel and infrastructure used to support the Visual Internet BenchMark business and the hosted Visual IP InSight business. End users buy Visual IP InSight either by directly licensing it for internal installation and operation or contracting with us or an Application Service Provider (ASP) for us or the ASP to install and operate the software on our servers for the benefit of the end user, which we refer to as our "hosted" Visual IP InSight business. Since the acquisition, the Visual Internet BenchMark product was sold in 2001 and the hosted Visual IP InSight business has been phased out or transitioned to our resellers. We did this for three primary reasons: (i) to refocus on our product business rather than on the service businesses; (ii) to avoid the large infrastructure expenditures required to maintain these businesses; and (iii) to support our overall consolidation of our locations and operations. The Visual Internet BenchMark business would either be the sole location outside of our Maryland headquarters or require expensive relocation of equipment and personnel. Visual IP InSight has been enhanced to address broadband remote access, direct internet access, and site-to-site public Internet Protocol-Virtual Private Network (IP-VPN) service performance management.

     We acquired Avesta Technologies, Inc. in 2000 in order to expand the network management portfolio to include products that could identify the root causes for network problems, a technology known as fault management. We acquired Visual Trinity, for fault management, root cause analysis, and business impact analysis, and Visual eWatcher, for web site hosting service-performance management. This acquisition expanded our target market by adding enterprise customers, and significantly increased our operating expenses due to increased headcount, administrative overhead, and expanded locations. We expected to generate revenue from the Avesta products of approximately $30 million in 2000. Instead, these products generated revenues of only $7.3 million, despite our significantly increased operating expenses. Subsequent to the acquisition, we concluded that, without significant modifications, the primary Avesta product, Trinity, was not a viable solution for our strategic service provider customers. The product was more specifically targeted to direct enterprise customers, which did not fit with our business plan, which is predominantly focused on service providers. As a result of an analysis performed by a company-wide task force, we determined that the time and expense required to make the Visual Trinity product competitive in its market space and more suitable to our service provider customers would be prohibitive. The product also needed more significant development work than we originally anticipated. These factors, in conjunction with revenue declines of approximately $9.9 million in our other products, resulted in an impairment charge of $328.8 million and $7.0 million in restructuring charges in the fourth quarter of 2000. We discontinued the Visual Trinity product, which was the primary product acquired with the acquisition of Avesta, in 2001, and as of December 31, 2001, we did not have any remaining assets related to Avesta.

     Our revenue decreased from $91.7 million in 1999 to $89.0 million in 2000, while our operating expenses increased following the acquisition of Avesta, which, along with restructuring and impairment charges, amortization of intangible assets and the write-off of in-process research and development, resulted in a net loss in 2000 of $415.5 million. In response to these results, we made significant reductions in operating expenses in 2000 and 2001. Excluding the effects of the impairment and restructuring charges, amortization of intangible assets and the write-off of in-process research and development, operating expenses decreased from $80.4 million in 2000 to $61.7 million in 2001. However, revenue declined from $89.0 million in 2000 to $74.2 million in 2001 resulting in a net loss of $27.0 million and an accumulated deficit of $515,000. These revenue decreases reflected declines in sales of our Visual UpTime product due in part to the telecommunications downturn and our lack of focus in generating demand for our products, as well as lower than expected revenue related to the Visual Trinity and Visual eWatcher products (the products added through the Avesta acquisition). Additionally, in the most recent quarters, conditions in the overall economy and the telecommunications sector in particular have caused a flattening of demand for our products. In an attempt to refocus our efforts, we have taken steps to increase focus on our core products including the sale of certain products and the discontinuation of others and the reduction of our workforce by approximately 230 people since October 2000. In connection with these efforts, we recorded a restructuring charge of $7.0 million in 2000. During 2001, we reversed approximately $723,000 of the restructuring charges recorded in 2000 and recorded new restructuring charges totaling $3.1 million. Due to the significance of the developments in 2000, we performed an evaluation of the recoverability of our assets, including those assets related to the Avesta acquisition. Based upon this evaluation, we concluded that the remaining values of the goodwill and other intangible assets related to the Avesta acquisition were impaired. As a result, we recorded an impairment charge of $328.8 million in 2000 related to goodwill and other acquired intangibles from the Avesta acquisition. In 2001, we recorded an impairment charge of $3.3 million related to the remaining intangibles from the Avesta acquisition and $656,000 related to the value of our investment in an entity that was established as a distributor for the Visual Trinity product.

     As a result of our cost reductions made to date, we returned to profitability during the three months ended March 31, 2002. We believe that we have reduced operating expenses to a sufficient level such that when combined with the anticipated revenue, we will remain profitable. We believe that the steps that we have taken to increase our focus on our core products are sufficient and that our key value propositions remain relevant and intact and that demand for our products will once again be increasing as the telecommunications industry recovers.

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

     WAN Service Management Market Dynamics

     Frame relay and ATM are the generally accepted technologies for corporate backbone WANs. However, in the past five years, the use of IP technologies and networks to support mission-critical applications is increasing. Telecommuters and field sales and support people are dependent on remote access Virtual Private Networks, or VPNs, to perform their jobs. In addition, mission-critical corporate applications and e-commerce are being provided over corporate intranets and Internet technologies.

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

     Products

     We have either created or acquired six products: Visual UpTime, Visual IP InSight, Visual eWatcher, Cell Tracer, Visual Internet BenchMark and Visual Trinity. As a result of an analysis performed by a company-wide task force in early 2001, we determined that the Visual Trinity product, as acquired from Avesta, did not fit within our business plan of focusing on sales to service providers and would require significant additional development to address the needs of our service provider customers. Accordingly, we discontinued the Visual Trinity product in 2001. As part of our quarterly business reviews in 2000 and 2001, we determined that we had shifted our focus from the sale of our products to the provision of services in the form of the Visual Internet BenchMark service and the Visual IP InSight hosted offerings. In order to refocus on our core business of selling our products, we sold the Visual Internet BenchMark business in 2001 and have transitioned the hosted Visual IP InSight business to our reseller customers. Because we have incorporated much of Visual eWatcher's functionality into Visual IP InSight, we do not anticipate significant future revenue from Visual eWatcher. Because we anticipate greatly reduced demand from Network Associates, Inc., the primary customer for Cell Tracer, we also do not expect significant future revenue from the Cell Tracer product either. Visual UpTime and Visual IP InSight are our two most mature products and the products on which we focus the majority of our development and which generate the majority of our revenue, and we anticipate this situation continuing in the future.

     Visual UpTime

     Visual UpTime is the de facto standard for service management of telecommunications networks that use the frame relay and Asynchronous Transfer Mode (ATM) technologies. This complete service management system helps users optimize network performance and reduce overall costs of network ownership. In 1999, IDC credited Visual UpTime with a 55.6% share of the Frame Relay aware Data Service Unit/Channel Service Unit (DSU/CSU) market over Paradyne (17%), Kentrox (6%) and Adtran (5%). A DSU/CSU, or Data Service Unit/Channel Service Unit, is a digital modem that connects customers' networks to their service providers' networks. Recent estimates based on the public financial statements of these companies cause us to believe that our market share has increased in the years since. Visual UpTime and its Frame Relay aware DSUs are the technology behind most managed Frame Relay service offerings including AT&T's Frame Relay Plus and IP-enabled Frame Relay, Worldcom's Circuit View and Frame Relay Gold, Sprint's Web Based Network Manager and Frame Relay Performance Manager and Verizon's Frame Watch. Visual UpTime won Network World Magazine's "Best of Test" award for the best WAN management product of 2000. The award was based on customer reviews conducted throughout the year. Also, Visual UpTime 7.0, our latest release, was selected as a Finalist for the ComNet New Product Achievement Award in January 2002.

     Visual UpTime is a service level management system consisting of analysis service elements, or ASEs, performance archive managers, or PAMs, and platform applicable clients, or PACs, that perform data collection, data interpretation and presentation. By intelligently monitoring network-wide performance, Visual UpTime enables users to track and solve service level problems either on the subscriber or service provider side of the physical point where the service is delivered to the enterprise, the service demarcation point.

     ASE. The Analysis Service Element (ASE) is a combination of embedded proprietary software and hardware that performs detailed analysis of network performance at the service demarcation point. Most versions of the ASE provide the functionality of Wide Area Network (WAN) access equipment, such as a DSU/CSU. Visual UpTime ASEs use sophisticated proprietary software in conjunction with networking-specific microprocessors and integrated circuits to perform detailed analysis of every bit, frame and packet traversing the demarcation point. The ASEs generally store the analysis results locally in memory and wait for the PAM to request the results. When the ASE detects an anomalous condition, it sends an unsolicited alert to the PAM so that network operators can take prompt action. Depending on customer requirements, our core ASE technology can be deployed in a number of configurations based on physical circuit speed, number of virtual circuits supported, type of access functionality and the local area network environment.

     PAM. The Performance Archive Manager (PAM) is the system database and manages requests between the PACs, described below, and either the database or ASEs. Unlike traditional management data collection architectures which depend on continuous gathering of management data by management systems from the agents, a bandwidth consuming process, Visual UpTime distributes most of the processing burden to the ASEs, allowing the PAM-ASE data sharing to take place less frequently, typically once a day. This feature is critical in WAN environments where costly bandwidth makes continuous management data collection impractical.

     PAC. The Platform Applicable Client (PAC) is Visual UpTime's client software for packaging and presenting information stored in the PAM and ASE. Multiple PACs may access a single PAM or ASE. The PAC includes three integrated toolsets:

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

     - Troubleshooting. This toolset enables an operator to rapidly perform detailed diagnostics to identify the cause of service level problems. This toolset displays real-time and historical network performance statistics. The troubleshooting toolset can capture the data communication traffic and provides analysis capability used by network operators to isolate problems arising from the interplay between a subscriber's equipment or applications and the WAN service.

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

     The Visual UpTime components are sold as a complete system which requires at least one PAC/PAM per deployment along with one ASE deployed at the demarcation point of each circuit on which service level management is required. We believe the system is currently deployed in configurations managing up to 4,500 transport circuits. System pricing varies by size of deployment and relative mix between circuit speeds. We are continuously enhancing Visual UpTime with new features to address service performance for private IP based Virtual Private Networks (VPNs), higher speeds, and application performance management.

     Visual IP InSight

     Visual IP InSight is a WAN service management system for remote access network technologies utilizing Internet Protocol (IP) and the Internet. It helps both service providers and enterprises provide the highest quality IP services to their end users. Visual IP InSight helps operations managers, network managers and customer care (help desk) personnel proactively manage the complete service experience whether it is for a service subscriber or an internal enterprise user. Visual IP InSight has also become a cornerstone for credible service level agreement (SLA) offerings of Internet service providers. Visual IP InSight won Internet Telephony magazine's Product of the Year Award for 2001 in the category of Performance Monitoring, Network Management and Quality of Service, from a field of over 150 entrants.

     The product includes three software applications:

     - IP InSight Service Operations. This function provides information regarding problems in real-time and monitors performance of IP applications, such as e-mail and domain name system (DNS) using metrics such as availability, throughput, latency and packet loss.

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

     Visual IP InSight Aggregators are servers positioned at key locations in the network or data center. Collectors pass the client agent and ISE agent data they have collected to one or more aggregators for data validation and loading into various data repositories. All of the performance data gathered is stored in a high performance relational database. Data is presented using a secure web interface, allowing detailed information on the performance of the network and applications to be quickly distributed throughout an organization or between customers and partners.

     IP InSight is generally available, and in use by many customers. There is on-going development of IP InSight to address new feature requirements for dedicated internet access and public IP VPNs.

     Cell Tracer

     Our network analyzer product, Cell Tracer, is a combination of embedded proprietary software and hardware and Microsoft Windows presentation software that performs detailed analysis of network performance on ATM circuits. The Windows software, running on a Pentium-based computer, connects either locally or remotely to the hardware to perform detailed analysis of every bit, cell and packet traversing the ATM circuit. Cell Tracer is designed to meet both the network monitoring and troubleshooting needs of field support personnel and the centralized operational needs for supporting remote ATM circuits. Depending on customer requirements, Cell Tracer can be utilized in a number of configurations based on physical circuit speed, access line type and monitoring applications. Cell Tracer is a mature product, sold as an OEM to a single customer.

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

     Customers

     Since mid-1996, we have developed business relationships, currently at different levels of maturity, with a number of service providers. Customers that accounted for more than $1.0 million in consolidated revenue during 2001 include: Agilent, AT&T, BellSouth, Earthlink, End to End, Equant, Interlink, Network Associates, Prodigy, SBC, Sprint, Verizon, and WorldCom. Sales of products or services to AT&T, Sprint and WorldCom accounted for 29%, 14% and 10%, respectively, of consolidated revenue for 2001. Although none of these contracts require minimum purchases, we believe that because our products support high-margin product and service offerings of our service provider customers, we will receive orders from these service provider customers sufficient to allow us to achieve projected revenues and maintain profitability.

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

     WorldCom Relationship. In August 1997, we entered into a non-exclusive three-year reseller agreement with WorldCom, which, pursuant to the terms of the agreement, has automatically renewed for successive one-year term. Prices and discounts for all equipment purchased by WorldCom are fixed. The equipment carries a five-year warranty. If we offer more favorable prices to any other customer for the same quantity of products purchased over a similar period of time, we are obligated to adjust the pricing to WorldCom to the more favorable price. The reseller agreement does not obligate WorldCom to make any minimum purchases from us.

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

     Equant Relationship. In March 2002, we entered into a non-exclusive one-year reseller agreement with Equant. Prices and discounts for all equipment purchased by Equant are fixed, except in certain limited circumstances. The equipment carries a five-year warranty. If we offer more favorable prices to any other customer purchasing in the same or lesser volumes and upon the same terms during the term of the agreement, such prices will be applicable to Equant's orders. The agreement does not obligate Equant to make any minimum purchases from us. We also provide certain support services to Equant.

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

     Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                             PART II

     Item 5. Market for Our Common Stock and Related Stockholder Matters.

     On May 28, 2002, our common stock began to trade on the Nasdaq SmallCap Market under the symbol "VNWK." Prior to May 28, 2002, our common stock traded on the Nasdaq National Market. The following table sets forth, for the indicated periods, the range of high and low closing per share sales prices for the common stock as reported on the Nasdaq National Market and the Nasdaq SmallCap Market.

                                                       High       Low
                                                       ----       ---

 2000
 ----
 First Quarter................................      $  83.50   $  50.31
 Second Quarter...............................         60.50      24.31
 Third Quarter................................         26.75       5.88
 Fourth Quarter...............................          6.94       2.03

 2001
 ----
 First Quarter................................      $   6.53   $   2.50
 Second Quarter...............................          8.75       3.03
 Third Quarter................................          8.61       2.12
 Fourth Quarter...............................          4.62       1.77

 2002
 ----
 First Quarter ...............................      $   4.94   $   2.94
 Second Quarter (from  April 1, 2002 through
  June 10, 2002 ..............................          2.97       1.13

     On June 10, 2002, the last reported sale price of our common stock was $1.50 per share. As of March 28, 2002, we had approximately 538 stockholders of record.

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



                                                                            Years Ended December 31,
                                                               1997       1998        1999       2000        2001
                                                               ----       ----        ----       ----        ----
                                                                     (in thousands, except per share data)
               Consolidated Statement of Operations Data:
               Revenue...................................    $ 29,300   $ 56,088    $ 91,719  $   89,041  $   74,248
               Cost of revenue...........................      11,179     20,829      30,888      32,515      29,431
                                                             --------   --------    --------  ----------  ----------
                   Gross profit..........................      18,121     35,259      60,831      56,526      44,817
                                                             --------   --------    --------  ----------  ----------
               Operating expenses:
                   Research and development..............       9,148     13,771      16,677      27,277      19,320
                   Write-off of in process research and
                     development(1)......................          --         --          --      39,000          --
                   Sales and marketing...................      14,555     19,759      24,447      41,907      33,484
                   General and administrative............       3,798      5,528       7,928      11,247       8,895
                   Merger-related costs(2)...............          --      4,318       6,776          --          --
                   Restructuring and impairment                    --        751          --     335,810       9,328
                     charges(3) (4)......................
                   Amortization of acquired intangibles(1)         --         --          --      53,426         805
                                                             --------   --------    --------  ----------  ----------
                        Total operating expenses.........      27,501     44,127      55,828     508,667      71,832
                                                             --------   --------    --------  ----------  ----------
               Income (loss) from operations.............      (9,380)    (8,868)      5,003    (452,141)    (27,015)
               Interest income, net......................         165      2,413       2,270       2,598         325
                                                             --------   --------    --------  ----------  ----------
               Income (loss) before income taxes.........      (9,215)    (6,455)      7,273    (449,543)    (26,690)
               Benefit (provision) for income taxes......          --         --      (3,722)     34,058        (272)
                                                             --------   --------    --------  ----------  ----------
               Net income (loss).........................      (9,215)    (6,455)      3,551    (415,485)    (26,962)
               Dividends and accretion on preferred stock      (1,457)      (171)         --          --          --
                                                             --------   --------    --------  ----------  ----------
               Net income (loss) attributable to common
                 Stockholders............................    $(10,672)  $ (6,626)   $  3,551  $ (415,485) $  (26,962)
                                                             =========  ========    ========  =========== ===========
               Basic earnings (loss) per share...........    $   (1.44) $  (0.30)   $   0.14  $   (14.46) $    (0.85)
                                                             =========  ========    ========  =========== ===========
               Diluted earnings (loss) per share.........    $   (1.44) $  (0.30)   $   0.13  $   (14.46) $    (0.85)
                                                             =========  ========    ========  =========== ===========
               Basic weighted-average shares(5)..........       7,431     21,946      24,583      28,733      31,585
                                                             =========  ========    ========  =========== ===========
               Diluted weighted-average shares(5)........       7,431     21,946      26,547      28,733      31,585
                                                             =========  ========    ========  =========== ===========

               Consolidated Balance Sheet Data:
               Cash and cash equivalents.................    $  9,601   $ 51,655    $ 54,629  $   17,369  $    5,921
               Working capital...........................        (782)    43,146      50,353      (2,482)     (6,576)
               Total assets..............................      21,036     71,780      83,154      74,057      28,902
               Long-term debt, net of current portion....         138      1,011         782         243          --
               Redeemable convertible preferred stock....      14,855         --          --          --          --
               Stockholders' equity (deficit)............     (13,251)    48,322      58,252      26,085        (515)


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

     Overview

     From our incorporation in August 1993 through December 1996, our principal objective was to secure sufficient equity financing to enable us to accelerate product development efforts of Visual UpTime for frame relay deployment and create the infrastructure necessary to support these efforts. We first shipped Visual UpTime in mid-1995 and began generating significant revenue during 1996. Since our inception, we have focused on establishing relationships with service providers with the goal of having these service providers include our products into their infrastructure or in their service offerings to their subscribers. Consistent with this goal, we have established agreements with AT&T, Equant, Sprint and WorldCom. During 1998, 1999 and 2000, we continued to focus on selling Visual UpTime, and added to our product portfolio as a result of a series of acquisitions, the Net2Net product, Cell Tracer, in 1998; the Inverse products, Visual IP InSight and Visual Internet Benchmark, in 1999; and the Avesta products, Visual Trinity and Visual eWatcher, in 2000. During 2001, we discontinued development and sales efforts of Visual Trinity and sold the Visual Internet Benchmark service. During 2001, we also made a decision to add certain functionality of the web performance management technology of the Visual eWatcher product to the Visual IP InSight product. Development efforts related to incorporating this functionality into a future release of the Visual IP InSight product are expected to begin in 2002. Subsequent to December 31, 2001, we amended the agreement with Network Associates, Inc. (NAI) for the Cell Tracer product so that NAI received the source code for the Visual Cell Tracer product to allow it to support and modify the product. As a result of decreased demand from NAI, we anticipate that NAI will place final orders with us during 2002, and we do not anticipate any significant revenue from the sale of this product to other customers. We continue to focus on sales of Visual UpTime and Visual IP InSight. In response to these trends, we have revised our business plan to reflect lower projected revenues and reduced our operating expenses to a level that we believe is sufficient to allow us to remain profitable even with this reduced demand.

     We acquired Avesta Technologies on May 24, 2000. We believed that the acquisition of Avesta would provide critical pieces to our articulated strategy to become one of the largest service management vendors with one of the industry's broadest portfolios of products and functionality. We also felt that the merger would bring us closer to being able to provide a single-vendor solution to the internet infrastructure management needs of customers, especially the integration of networks, systems and applications into a unified service view for service providers and their enterprise subscribers. We expected to generate revenue from the Avesta products of approximately $30 million in 2000. Instead, these products generated revenues of only $7.3 million, despite the significantly increased operating expenses. Subsequent to the acquisition, we concluded that, without significant modifications, the primary Avesta product, Trinity, was not a viable solution for our strategic service provider customers. The product was more specifically targeted to direct enterprise customers, which did not fit with our business plan that is predominantly focused on service providers. As a result of an analysis performed by a company-wide task force, we determined that the time and expense required to make the Visual Trinity product competitive in its market space, and more suitable to our service provider customers would be prohibitive. The product also needed more significant development work than we originally anticipated. These factors, in conjunction with revenue declines of approximately $9.9 million in our other products, resulted in an impairment charge of $328.8 million and $7.0 million in restructuring charges in the fourth quarter of 2000. We discontinued the Visual Trinity product, which was the primary product acquired with the acquisition of Avesta, in 2001, and as of December 31, 2001, we did not have any remaining assets related to Avesta.

     With the acquisition of Avesta, we allowed our business strategy to become less focused, which increased the complexity of our business and adversely affected our results of operations. Our revenue decrease from $91.7 million in
1999 to $89.0 million in 2000 in conjunction with our increased operating expenses, due primarily to the increased headcount, administrative overhead, and expanded locations related to the Avesta acquisition, resulted in significant losses from operations. Our historical trend of increasing revenue each quarter began to reverse in the second quarter of 2000. These revenue decreases were due to lower than expected revenue related to the Visual Trinity and Visual eWatcher products as well as decreases in the revenue provided by our other products. Our total revenue decreased by $2.7 million from 1999 to 2000, which was due to a decrease in our combined revenue from our Visual UpTime product, Cell Tracer product, Visual IP InSight product and Visual Internet Benchmark service of $9.9 million, offset by $7.3 million in revenue from the Avesta products. Despite the revenue decrease, our operating expenses, excluding the effects of the impairment and restructuring charges, amortization of intangible assets and the write-off of in-process research and development, increased by more than $30 million due, in large part, to the addition of the Avesta operations. In an attempt to refocus our efforts, we announced a plan in the fourth quarter of 2000 to realign our product portfolio, streamline our operations and devote resources to the markets and products that offer us the greatest growth opportunities. In connection with this plan, we recorded a restructuring charge of $7.0 million in the fourth quarter of 2000. In the second quarter of 2001, we discontinued development and sales efforts on the Visual Trinity product and sold the Visual Internet Benchmark service in an effort to further focus our product portfolio and streamline our operations and resources, and recorded a restructuring charge of $3.9 million in connection with these actions. The Visual Trinity product and the Visual Internet Benchmark service represented 8% and 5%, respectively, of our consolidated revenue for the year ended December 31, 2000, and revenue from these products had decreased during 2001 prior to their discontinuation or sale. The products were discontinued or sold because it was determined that they did not fit into our revised business plan and we did not see a market for these products with our strategic service provider customers without significant modifications. In the fourth quarter of 2001, we completed an additional workforce reduction to continue reducing our operating expenses and recorded a restructuring charge of $385,000.

     Due to the significance of the developments in 2000, we performed an evaluation of the recoverability of our long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, including those assets related to the Avesta acquisition. Based upon this evaluation, we concluded that the remaining values of the goodwill and other intangible assets related to the Avesta acquisition were impaired. This conclusion was based upon our revised estimate of the undiscounted cash flows expected to be provided by the Avesta operations. The estimate of such cash flows was substantially less than the carrying values of the related long-lived assets. As a result, we recorded an impairment charge of $328.8 million in the fourth quarter of 2000. This charge included $203.2 million related to goodwill, which represented the entire remaining unamortized balance, and $125.6 million related to the other acquired intangibles including the completed technology, the assembled workforce and the trademarks and tradenames. In the second quarter of 2001, we discontinued development and sales efforts on the Visual Trinity product. In the fourth quarter of 2001, we also made a decision to combine certain functionality of the web performance management technology of the Visual eWatcher product with the Visual IP InSight product. As a result of these actions, we performed an evaluation of the recoverability of our long-lived assets, including those related to the Avesta acquisition and concluded that the remaining intangibles were impaired as the Visual Trinity product and the Visual eWatcher product were the only products acquired with Avesta. We recorded impairment charges of $3.1 million in the second quarter of 2001 and $197,000 in the fourth quarter of 2001 related to the remaining intangibles from the Avesta acquisition. Additionally, as a result of the discontinuation of the Visual Trinity product, we evaluated the carrying value of our investment in an entity that was established as a distributor for the Visual Trinity product. The entity's original business plan anticipated distributing multiple products in addition to the Visual Trinity product. However, as of the date that we discontinued the Visual Trinity product, the entity had not executed this business plan. As a result, we determined that our investment was impaired. The carrying value of $656,000 was written-off during the second quarter of 2001. During the fourth quarter of 2001, we completed a settlement agreement with the entity and other partner whereby we forfeited our ownership interest in the entity in exchange for a release of all claims the entity, the other partner and a related customer may have had against us. As of December 31, 2001, we did not have any remaining assets related to the acquisition of Avesta.

     Excluding the effects of the impairment and restructuring charges, amortization of intangible assets and the write-off of in-process research and development, operating expenses decreased from $80.4 million in 2000 to $61.7 million in 2001. However, revenue declined from $89.0 million in 2000 to $74.2 million in 2001 resulting in a net loss of $27.0 million. This revenue decrease included a reduction of $5.0 million in revenue from Cell Tracer, which consisted almost entirely in reduced demand from our primary Cell Tracer customer, Network Associates, Inc. The $4.2 million decrease in 2001 Visual UpTime revenue compared to 2000 reflected four significant events: the overall downturn in the telecommunications industry, which was reflected in a slowdown in demand for telecommunications products and services, including those based on our products; our loss of focus resulting from the Avesta acquisition which took away from our marketing and sales efforts, especially to our core service provider  customers;  tighter  inventory  control by AT&T,  our largest  service provider customer, who switched from purchasing product from us when they received an order to purchasing product from us when they were ready to deploy those products; and the events of September 11, 2001, which caused a significant pause and subsequent slowdown in acquisition and deployment of telecommunications products and services, including those based on Visual UpTime. The drop in Visual IP InSight revenue from 2000 to 2001 of $1.4 million resulted from both the bankruptcies of many of the new Internet Service Providers (ISPs) that were our primary target market for Visual IP InSight, and the events of September 11, 2001, which caused a significant pause and subsequent slowdown in acquisition and deployment of telecommunications products and services, including those based on Visual IP InSight. We have seen some increase in sales of our products and services, however, we have not achieved the sales levels attained prior to September 11, 2001. The $4.3 million drop in revenue from Visual eWatcher, Visual Internet Benchmark and Visual Trinity reflects, respectively, the reduced sales and marketing focus on Visual eWatcher, the sale of Visual Internet Benchmark and the discontinuance of Visual Trinity.

     In response to our revenue decreases, we focused on implementing our comprehensive plan to strengthen our business by:

     - Strengthening our product portfolio: We released Visual UpTime 6.0 and Visual IP Insight 5.5 and eliminated Visual Trinity and Visual Internet Benchmark;

     - Strengthening our senior management team: During 2001, Elton King was hired as President and Chief Executive Officer and in January 2002, John Saunders became our Chief Financial Officer;

     - Concentrating our sales, marketing, research and product development initiatives around service providers and their end user customers: We established a new service provider relationship with Equant for IP-VPN services worldwide and increased our total revenue from service providers, as a percentage of total revenue, from 70% in 2000 to 77% in 2001; and

     - Reducing our operating expenses: We have reduced our workforce by approximately 230 people since October 2000, closed our facilities in Ottawa, Canada; Sunnyvale, California; and New York, New York; and reduced our facilities in Rockville, Maryland resulting in a 23% reduction in operating expenses (excluding charges related to acquisitions and restructuring and impairment), from $80.4 million in 2000 to $61.7 million in 2001. We believe that we have reduced operating expenses sufficiently to allow us to meet our business plan if revenue goals are met and we maintain our operating expenses at this reduced level.

     We have taken concrete steps to address those factors that caused the 2000 to 2001 revenue decline that are within our control. We have refocused our sales, marketing and efforts on our core Visual UpTime and Visual IP InSight products and our core service provider customers. We have directed our Visual IP InSight development efforts at making the product more suitable for our core service provider customers and enabling the use of our product in higher-margin broadband networks over, for example, cable lines and Digital Subscriber Lines
(DSL). We have also aggressively reduced our operating expenses to be more in line with our reduced revenue projections. While we do not know when the downturn in telecommunications industry will end, or how robust the recovery will be once it does begin, we have revised our business plan to reflect lower projected revenues and reduced our operating expenses to a level that we believe is sufficient to allow us to remain profitable even with this reduced demand.

Results of Operations

     The following table presents certain consolidated statement of operations data as a percentage of our revenue:

                                                                             Years Ended December 31,
                                                                           1999        2000        2001
                                                                           ----        ----        ----
                        Revenue:
                          Hardware revenue.........................         85.7%       73.6%       69.8%
                          Software revenue.........................          3.4        11.4         8.4
                          Support and services revenue.............         10.9        15.0        21.8
                                                                           -----       -----       -----
                           Total revenue...........................        100.0       100.0       100.0
                                                                           -----       -----       -----
                        Cost of revenue
                          Product cost of revenue......................     27.9        28.0        29.3
                          Support and services cost of revenue.........      5.8         8.5        10.3
                                                                           -----       -----       -----
                           Total cost of revenue.......................     33.7        36.5        39.6
                                                                           -----       -----       -----
                          Gross profit.................................     66.3        63.5        60.4
                                                                           -----       -----       -----
                         Operating expenses:
                             Research and development..............         18.2        30.6        26.0
                             Write-off of in process research and
                               development(1)......................          --         43.8         --
                             Sales and marketing...................         26.7        47.1        45.0
                             General and administrative............          8.6        12.6        12.0
                             Merger-related costs(2)...............          7.3         --           --
                             Restructuring and impairment charges(3)         --        377.2        12.6
                                 (4)...............................
                             Amortization of acquired intangibles(1)         --         60.0         1.1
                                                                           -----       -----       -----
                                  Total operating expenses.........         60.8       571.3        96.7
                                                                           -----       -----       -----

                        Income (loss) from operations...............         5.5      (507.8)      (36.3)
                        Interest income, net........................         2.4         2.9         0.4
                                                                           -----       -----       -----
                        Net income (loss) before income taxes.......         7.9      (504.9)      (35.9)
                        Benefit (provision) for income taxes........        (4.0)       38.3        (0.4)
                                                                           -----       -----       -----

                        Net income (loss)...........................         3.9%      (466.6)%    (36.3)%
                                                                           =====       =======     ======


     The following table presents the hardware, software, and support and services revenue by product (in thousands):


                                                                     Years Ended December 31,
                                                                    1999        2000       2001
                                                                    ----        ----       ----

                         Visual UpTime........................    $ 78,490    $ 59,754   $ 55,557
                         Cell Tracer..........................       6,056       7,946      2,980
                         Visual IP InSight....................       4,557       9,466      8,095
                                                                  --------    --------   --------

                               Continuing product  revenue....      89,103      77,166     66,632
                         Visual Internet Benchmark............       2,616       4,607      4,025
                         Visual Trinity and eWatcher..........         --        7,268      3,591
                                                                  --------    --------   --------

                               Discontinued product revenue...       2,616      11,875      7,616
                                                                  --------    --------   --------

                                   Total revenue..............    $ 91,719    $ 89,041   $ 74,248
                                                                  ========    ========   ========


     The following table presents the hardware, software, and support and services revenue attributable to customers that individually represented more than 10% of our total revenue (in thousands):

                                                                                Years Ended December 31,
                                                                             1999         2000        2001
                                                                             ----         ----        ----

                         AT&T.........................................      $23,368   $   17,500  $   21,689
                         Sprint.......................................       22,994       16,263      10,159
                         WorldCom.....................................        7,682       12,263       7,598
                         All other customers (each individually less         37,675       43,015      34,802
                            than 10%).................................
                                                                            -------   ----------  ----------

                          Total revenue...............................      $91,719   $   89,041  $   74,248
                                                                            =======   ==========  ==========


     Revenues from two of our major customers, Sprint and WorldCom, declined $6.1 million and $4.7 million, respectively, in 2001 from 2000. This revenue decrease was partially offset by increased revenue of $4.2 million from AT&T, our largest customer. Our three major service providers accounted for approximately $6.6 million of the total $14.8 million revenue decline in 2001. In March 2002, we entered into a non-exclusive one-year reseller agreement with Equant. We anticipate that we will continue to derive a significant portion of our revenue in 2002 from these four major service providers.

     Our primary sales and marketing strategy depends predominantly on sales to telecommunications service providers. Aspects of our service provider deployment strategy depend on the sale of Visual UpTime and Visual IP InSight to service providers for use as operations tools in their own network infrastructures. In addition, our service provider deployment strategy depends on the sale of Visual UpTime and Visual IP InSight to service providers for resale and as the basis for value-added services to their customers. Pressure on capital expenditures and the decline in the telecommunications markets may delay the roll-out of new services based on our products. Furthermore, any potential reduction in demand for value added services or products from the service providers' customers would directly impact the volume of our products purchased.

     We expect that a significant portion of our revenue in 2002 will be attributable to sales of Visual UpTime and Visual IP InSight to service providers. The loss of any one of AT&T, WorldCom, Sprint or Equant, which together have historically provided a majority of our revenue, would result in a substantial loss of revenue that could have a material adverse effect on our business. Existing service provider customers are not easily replaced because of the relatively few participants in that market. High barriers to entry due to extraordinary capital requirements and the increased potential that existing service providers may merge or fail because of the current downturn in the telecommunications industry may further reduce their number, and would make replacing a significant service provider customer very difficult in the future. Furthermore, our small number of service provider customers means that the reduction, delay or cancellation of orders or a delay in shipment of our products to any one service provider customer could have a material adverse effect on our revenue for a quarter. Our anticipated dependence on sizable orders from a limited number of service providers will make the relationship between us and each service provider critically important to our business. Both AT&T and WorldCom posted losses in their most recent quarterly reports. We are uncertain as to whether these losses will affect the buying habits of these key customers. We currently have contracts with all of our material customers and such contracts have automatic one-year renewal periods. Further, because none of our agreements contain minimum purchase requirements, there can be no assurance that the issuance of a purchase order will result in significant recurring business. There can be no assurance that our customers will not elect to terminate and renegotiate these contracts seeking more favorable terms.

     2001 Compared with 2000

     Revenue

     Total revenue was $89.0 million in 2000 compared to $74.2 million in 2001, a decrease of $14.8 million.

     Hardware revenue. Hardware revenue, which includes revenue from sales of Visual UpTime and Visual Cell Tracer, was $65.5 million in 2000 compared to $51.9 million in 2001, a decrease of $13.6 million. The decrease was primarily due to a decrease in Cell Tracer revenue of $5.0 million, from one customer, with the remaining decrease in Visual UpTime revenue, primarily from service providers and value-added resellers. The decrease in Cell Tracer revenue was attributable to reduced demand from NAI. NAI places orders based on its end-user demand. Based on our understanding of NAI's forecasted demand, we anticipate that NAI will place final orders with us during 2002, and we do not anticipate any significant revenue from the sale of this product to other customers. The decrease in sales of Visual UpTime was primarily attributable to a decrease in purchases from Sprint and WorldCom due to the loss of market share of one of these service providers to its competitors and to increased market penetration by a competitor. As a result, the overall decrease was due to decreased demand for Visual UpTime and Cell Tracer. Sales to all service providers increased from approximately 70% of revenue for 2000 to 77% for 2001. We anticipate that the percentage of revenue attributable to our service providers for 2002 will be consistent with the levels achieved in 2000 and 2001.

     Software revenue. Software revenue, which includes revenue from sales of Visual IP InSight, Visual Trinity, and eWatcher, was $10.1 million in 2000 compared to $6.2 million in 2001, a decrease of $3.9 million. The decrease in software revenue was primarily attributable to the discontinuation of the Visual Trinity product, the primary product acquired from Avesta, and decreased revenue from IP InSight. As a result of the discontinuation of the Visual Trinity product, we anticipate that future revenue for the product will consist primarily of technical support revenue, all of which is currently included in deferred revenue. We plan to provide technical support for the Visual Trinity product through September 2002.

     Support and services revenue. Support and services revenue, which includes revenue from sales of Visual Internet Benchmark, professional services and technical support, was $13.4 million and $16.1 million, an increase of $2.7 million. The increase in support and services revenue was primarily attributable to the larger installed base of our Visual UpTime product for which we are selling technical support and the full year effect of the support related to the Visual Trinity product. We will continue to recognize revenue from the Visual Internet Benchmark service that was sold during 2001, for existing contracts under which we are still required to perform services through May 2003, most of which is currently in deferred revenue. We also receive royalty payments from the purchaser on new contracts.

     Cost of revenue and gross profit

     Cost of revenue consists of subcontracting costs, component parts, direct compensation costs, communication costs, warranty and other contractual obligations, royalties, license fees and other overhead expenses related to manufacturing operations and support of our software products and benchmark services. Total cost of revenue was $32.5 million for 2000 compared to $29.4 million for 2001, a decrease of $3.1 million. Gross profit was $56.5 million for 2000 compared to $44.8 million for 2001, a decrease of $11.7 million. Gross profit margin was 63.5% of revenue for 2000 as compared to 60.4% of revenue for 2001. Our future gross margins may be affected by a number of factors, including product mix, the proportion of sales to service providers, competitive pricing, manufacturing volumes and an increase in the cost of component parts.

     Product cost of revenue. Product cost of revenue, which includes both hardware and software cost of revenue, was $24.9 million for 2000 compared to $21.7 million for 2001, a decrease of $3.2 million. Our software costs of revenue are insignificant. The gross profit margin attributable to products was 67.1% for 2000 and 62.6% for 2001. The decrease in gross profit margin was primarily attributable to fewer high margin software sales primarily due to the discontinuation of the Visual Trinity product.

     Support and services cost of revenue. Support and services cost of revenue, which includes Visual Internet Benchmark services, professional services and technical support costs, was $7.6 million for 2000 compared to $7.7 million for 2001, an increase of $0.1 million. The gross profit margin attributable to support and services was 56.8% for 2000 and 47.8% for 2001. The decrease in gross profit margin was primarily due to higher fixed costs to support the Visual Internet Benchmark service for existing contracts.

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

     Restructuring and impairment charges. We recorded a restructuring charge of $7.0 million in the fourth quarter of 2000 that consisted primarily of severance and other termination benefits related to a workforce reduction of approximately 140 employees and lease costs and leasehold improvement write-offs related to the closure of facilities in Ottawa, Canada and Sunnyvale, California and the reduction in size of our facilities in Rockville, Maryland and New York, New York. These facility closures were the result of our efforts to consolidate and integrate the acquisition of Avesta as well as an effort to downsize our operations and reduce our cost structure. During the second quarter of 2001, we reversed $723,000 of the restructuring charge recorded in the fourth quarter of 2000 due primarily to lower than estimated costs related to facility closures. We recorded a restructuring charge of $3.9 million in the second quarter of 2001 that consisted primarily of severance and other termination benefits related to a workforce reduction of approximately 50 employees and lease costs and leasehold improvement write-offs related to the closure of our New York, New York facility following our announcement to discontinue the Visual Trinity product. During the fourth quarter of 2001, we reversed $1.2 million of the restructuring charge recorded in the second quarter of 2001 due to lower than estimated costs related to facility closures and other contractual obligations. We recorded another restructuring charge of $385,000 in the fourth quarter of 2001 that consisted of severance and other termination benefits related to a workforce reduction of approximately 40 people resulting from our continued focus on the reduction of our operating expenses.

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

     2000 Compared with 1999

     Revenue

     Total revenue was $91.7 million in 1999 compared to $89.0 million in 2001, a decrease of $2.7 million.

     Hardware revenue. Hardware revenue, which includes revenue from sales of Visual UpTime and Visual Cell Tracer, was $78.6 million in 1999 compared to $65.5 million in 2000, a decrease of $13.1 million. The decrease was primarily due to a decrease in Visual UpTime revenue, primarily from service providers, offset by an increase in revenue related to Cell Tracer. The decrease in sales of Visual UpTime was primarily attributable to a decrease in purchases from AT&T and Sprint. Sales to all service providers accounted for approximately 72% of revenue for 1999 as compared to 70% for 2000.

     Software revenue. Software revenue, which includes revenue from sales of Visual IP InSight, Visual Trinity, and eWatcher, was $3.1 million in 1999 compared to $10.1 million in 2000, an increase of $7.0 million. The increase in software revenue was primarily attributable to the increase in IP InSight revenue and the addition of Avesta Trinity and eWatcher products.

     Support and services revenue. Support and services revenue, which includes revenue from sales of Visual Internet Benchmark, professional services and technical support, was $9.9 million in 1999 and $13.4 million, an increase of $3.5 million. The increase in support and services revenue was primarily attributable to an increase in Visual Internet Benchmark revenue of $2.0 million and the larger installed base of our Visual UpTime product for which we are selling technical support, offset by decreases in support revenue related to the decreased sales of our hardware.

     Cost of revenue and gross profit

     Total cost of revenue was $30.9 million for 1999 compared to $32.5 million for 2000, an increase of $1.6 million. Gross profit was $60.8 million for 1999 compared to $56.5 million for 2000, a decrease of $4.3 million. Gross profit margin was 66.3% of revenue for 1999 as compared to 63.5% of revenue for 2000.

     Product cost of revenue. Product cost of revenue, which includes both hardware and software cost of revenue, was $25.6 million for 1999 compared to $24.9 million for 2000, a decrease of $0.7 million. Our software costs of revenue are insignificant. The gross profit margin attributable to products was 68.7% for 1999 and 67.1% for 2000. The decrease in gross profit was primarily attributable to approximately $1.9 million in inventory write-downs, offset by high margins based on the product mix.

     Support and services cost of revenue. Support and services cost of revenue, which includes Visual Internet Benchmark services, professional services and technical support costs, was $5.3 million for 1999 compared to $7.6 million for 2000, an increase of $2.3. The gross profit margin attributable to support and services was 46.8% for 1999 and 43.2% for 2000. The decrease in gross profit margin was primarily due to the addition of the costs of Visual Trinity and Visual eWatcher offset by lower fixed costs associated with supporting the increased software and services sales.

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

     Liquidity and Capital Resources

     At December 31, 2001, our unrestricted cash balance was $5.9 million compared to $17.4 million as of December 31, 2000, a decrease of $11.5 million. This decrease is primarily attributable to cash used in operations, due to operating losses as well as the payment of certain restructuring charges recorded in 2000 relating primarily to the Avesta acquisition. Net cash used in operating activities in 2001 was $19.7 million. During the year, we also used cash of $692,000 to purchase equipment and other fixed assets, and we made principal payments on capital lease obligations of $564,000. Cash provided by the maturities of short-term investments was $6.2 million, the sale of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan was $1.3 million, and net borrowings from our bank were $2.0 million.

     We require substantial working capital to fund our business, particularly to finance inventories, accounts receivable, research and development activities and capital expenditures as well as to fund our operating losses. To date, we have financed our operations and capital expenditures primarily with the proceeds from our initial public offering completed in February 1998 and from our operating income generated through the first quarter of 2000. In 2001, we became dependent on cash that was provided by our bank under a credit facility due to substantial losses incurred following the acquisition of Avesta. In addition, from time to time, we have obtained advance payments in connection with certain customer purchase orders. In the fourth quarter of 2001, we received an advance payment of approximately $3.6 million that was classified as a customer deposit in the accompanying consolidated balance sheet as of December 31, 2001; the related customer orders were fulfilled in February 2002. We do not anticipate receiving customer advance payments in the future. Our future capital requirements will depend on many factors, including the rate of revenue growth, if any, as well as our gross margin and our levels of operating expenses, including product research and development, sales and marketing and general and administrative expenses.

     In response to the trends of decreasing revenue and increasing operating expenses that began in the second quarter of 2000 following our acquisition of Avesta, we initiated a restructuring plan in the fourth quarter of 2000 to realign our product portfolio, streamline our operations and devote resources to the markets and products that we believe have the greatest opportunity for growth. In the second quarter of 2001, we announced a plan to discontinue development and sales efforts on the Visual Trinity product, the primary product acquired from Avesta, and eliminate the related costs. In the fourth quarter of 2001, we made additional reductions in staff and other operating costs. As a result of these actions, operating expenses, excluding charges related to acquisitions and restructuring charges and impairment charges, have been reduced from a level of $24.0 million in the fourth quarter of 2000 to $11.9 million in the fourth quarter of 2001.

     Although our revenue for the fourth quarter of 2001 was $17.3 million compared to revenue of $15.3 million in the comparable period of last year, our fourth quarter 2001 revenue decreased from $19.2 million and $20.3 million for the quarters ended September 30, 2001 and June 30, 2001, respectively. Revenue decreased from $89.0 million for the year ended December 31, 2000 to $74.2 million for the year ended December 31, 2001. As a result of our cost reductions to date, we returned to profitability during the three months ended March 31, 2002.

     Our ability to generate operating income in the future is dependent upon not only our continued success in reducing operating expenses, but also our ability to sustain revenue. General market conditions, competitive pressures and other factors beyond our control may adversely affect our ability to generate sufficient revenue to enable us to remain profitable. Our ability to sustain revenue may be negatively affected by our dependence on sales to our service providers. Pressure on capital expenditures and the decline in the telecommunications industry may delay the roll-out of new services offered by our service providers based on our products. Furthermore, any potential reduction in demand for value added services or products from the service providers' customers directly impacts the volume of our products purchased and may impact our ability to sustain revenue. Both AT&T and WorldCom posted losses in their most recent quarterly reports. We are uncertain as to whether these losses will affect the buying habits of these key customers. However, we believe that our revenue goals are achievable based on the role that our products have in directly enhancing our service providers' product offerings and related profit margins and mitigating such losses. The current level of our operating expenses, which include a substantial fixed component in the form of compensation, other employee-related costs, occupancy costs and other costs incurred under contractual arrangements, is based, in part, on our expectation of future revenue. In the event that the anticipated cost reductions are not realized or we do not meet our revenue goals, we may be required to further reduce our cost structure. While we are able to further reduce these expenses, should reductions become appropriate, it would take at least thirty to sixty days for the full effects of any such further expense reductions to be felt. If revenue levels are below expectations, operating results are likely to be materially and adversely affected because we may not be able to reduce operating expenses in sufficient time to compensate for the reduction in revenue. There can be no assurances that we will be able to sustain revenue or remain profitable. Failure to sustain revenue and remain profitable coupled with our limited capital resources and significant accumulated deficit could also result in our inability to continue as a going concern.

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

     The future success of our company will be dependent upon, among other factors, our ability to generate adequate cash for operating and capital needs. We are relying on our existing balance of cash and cash equivalents and the net proceeds from the issuance of the convertible debentures discussed above together with future sales and the collection of the related accounts receivable, at least at the levels set forth in our business plan, to meet our future cash requirements for at least the next twelve months. If cash provided by these sources is not sufficient, we will be required to further reduce our expenditures for operations or to seek additional capital through other means that may include the sale of assets, the sale of equity securities or additional borrowings. There can be no assurance that additional capital will be available, or available on terms that are reasonable or acceptable to us. If we are unable to generate additional cash, our business and financial condition may be materially and adversely affected such that we may need to consider other alternatives for our future.

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

     We incurred losses of $27.0 million in 2001 and have an accumulated deficit of $473.9 million. Our largest customers are network service providers in the depressed telecommunications industry. We may not be profitable in the future.

     The acquisition of Avesta in May 2000 added a significant level of operating expenses to our company without a commensurate addition of revenue at the same time as we began to feel the effects of the economic downturn in the telecommunications sector in our core hardware business. These factors, plus the effects of impairment and restructuring charges, amortization of intangible assets and the write-off of in-process research and development, all of which were recorded in connection with the acquisition of Avesta, have resulted in an accumulated deficit of $473.9 million, and liabilities in excess of assets, at December 31, 2000. As a result, we could be unable to raise equity financing, to arrange bank financing or to arrange credit from suppliers on reasonable or acceptable terms. In response to these results, we made significant reductions in operating expenses in 2001. Excluding the effects of the impairment and restructuring charges, amortization of intangible assets and the write-off of in-process research and development, operating expenses decreased from $80.4 million in 2000 to $61.7 million in 2001. However, revenue declined from $89.0 million in 2000 to $74.2 million in 2001. Our ability to generate operating income in the future is, in large part, dependent on our success in sustaining revenue and reducing operating expenses. Market conditions, competitive pressures, and other factors beyond our control, may adversely affect our ability to adequately sustain revenue in the future. In particular, our ability to sustain revenue may be negatively affected by our dependence on our service provider customers. Pressure on capital expenditures in and the decline of the telecommunications industry may delay the roll-out of new services based on our products offered by our service provider customers. Any potential reduction in demand for value added services or products, which our products support, from the service providers' customers, directly impacts the purchase volume of our products and may impact our ability to sustain revenue. Both AT&T and WorldCom, our largest customers, posted losses in their most recent quarterly reports. We are uncertain as to whether these losses will affect the buying habits of these key customers. We believe that we have reduced operating expenses to a sufficient level such that when combined with the anticipated revenue, we will remain profitable. In the event that we do not remain profitable, we may be required to further reduce our cost structure. Failure to sustain revenue and remain profitable coupled with our significant accumulated deficit could also result in our inability to continue as a going concern.

     Because our operating expenses include substantial fixed costs, we may not achieve future profitability if our expected revenue levels are not achieved.

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

     In connection with our March 2002 financing, investors purchased debentures for $10.5 million that will initially convert into 2,986,093 shares of our common stock at the rate of $3.5163 per share plus warrants to purchase 828,861, exercisable for $4.2755 per share. In connection with this financing, the investors received "full ratchet" anti-dilution price protection on the conversion of their debentures and upon exercise of their warrants. This means that if we are required to issue additional shares of common stock in connection with a financing or under other circumstances at a price lower than $3.5163 per share, the debentures would become convertible into a greater number of shares of common stock than they are today, or if we issue additional shares at less than $4.2755 per share, the warrants would become exercisable at a lower price and for an additional number of shares. Issuances of common stock that do not trigger this anti-dilution protection include: issuances as part of an acquisition or strategic investment, issuances under our stock incentive plan or employee stock purchase plan, issuances or issuances as part of a public offering of more than $30 million. The following table shows the number of shares that the currently outstanding debentures would be convertible into and the warrants would be exercisable for if we were to issue additional shares of common stock at prices 25%, 50% and 75% below $3.5163, the price that the investors originally paid for the debentures.


       ------------------------- --------------------- ------------------- ------------------ ---------------------------
                                                       Debenture Shares    Warrant            % of Company
       Decline                   Issuance Price                            Shares             (Total)
       ------------------------- --------------------- ------------------- ------------------ ---------------------------
       ------------------------- --------------------- ------------------- ------------------ ---------------------------
       No anti-dilution          --                     2,986,093             828,861          10.6%
       ------------------------- --------------------- ------------------- ------------------ ---------------------------
       ------------------------- --------------------- ------------------- ------------------ ---------------------------
       25%                       $2.6372                3,981,458           1,343,759          14.2%
       ------------------------- --------------------- ------------------- ------------------ ---------------------------
       ------------------------- --------------------- ------------------- ------------------ ---------------------------
       50%                       $1.7582                5,972,187           2,015,639          19.9%
       ------------------------- --------------------- ------------------- ------------------ ---------------------------
       ------------------------- --------------------- ------------------- ------------------ ---------------------------
       75%                       $0.8791               11,944,373           4,031,277          33.2%
       ------------------------- --------------------- ------------------- ------------------ ---------------------------


     We are highly dependent on sales to telecommunications companies, and the loss of AT&T, WorldCom, Sprint or Equant as customers could severely harm our business.

     Our primary sales and marketing strategy depends predominantly on sales to telecommunications service providers. We expect that a significant portion of our revenue in 2002 will be attributable to sales of Visual UpTime and Visual IP InSight to service providers. The loss of any one of AT&T, WorldCom, Sprint or Equant, which together have historically provided a majority of our revenue, would result in a substantial loss of revenue that could have a material adverse effect on our business. For the year ended December 31, 2001, AT&T, WorldCom and Sprint accounted for 29%, 10% and 14%, respectively, of our consolidated revenue, and for the three months ended March 31, 2002, AT&T, WorldCom, Equant, and Sprint accounted for 34%, 12%, 8% and 8%, respectively, of our consolidated revenue. This concentration should continue because our customer base consists predominantly of service providers. Existing service provider customers are not easily replaced because of the relatively few participants in that market. High barriers to entry due to extraordinary capital requirements and the increased possibility that existing service providers may merge or fail because of the current downturn in the telecommunications industry, evidenced by the significant losses being incurred by the major service providers, may further reduce their number and make replacing a significant network service provider customer very difficult in the future. Furthermore, the small number of network service providers means that the reduction, delay or cancellation of orders or a delay in shipment of our products to any one service provider customer could have a material adverse effect on our revenue for a quarter. Our anticipated dependence on sizable orders from a limited number of service provider customers will make the relationship between us and each service provider critically important to our business. Both AT&T and WorldCom posted losses in their most recent quarterly reports. We are uncertain as to whether these losses will affect the buying habits of these key customers. Further, because none of our agreements contain minimum purchase requirements, there can be no assurance that the issuance of a purchase order will result in significant recurring business.

     An unanticipated interruption or delay in the scheduled receipt of products from our sole-source subcontract manufacturer could reduce revenue.

     We have outsourced the manufacture of our ASE units, the analysis service element of our Visual UpTime system, to a single subcontract manufacturing firm, Celestica Corporation. We derive a substantial portion of our revenue from the sale of these units. Our ability to meet the delivery dates requested by customers depends on the timely supply of products from the subcontract manufacturer. Our bank has issued an irrevocable letter of credit on their behalf in the amount of $2.5 million that expires on September 30, 2002. This letter of credit mitigates, but does not eliminate entirely, the credit and inventory risk for our outsourced manufacturer. The withdrawal of the letter of credit by the bank or our inability to obtain an extension to its current expiration date, if required by the subcontract manufacturer, could harm our relationship with Celestica. Similarly, a decision by the subcontract manufacturer to reduce or eliminate the amount of credit extended to us or to stop the shipment of products due to concerns about our financial condition or the amount of their credit and inventory risk could delay delivery of product to our customers and cause a delay in our revenue. If we are required to establish an alternative subcontract manufacturer, there can be no assurances that we would be able to do so, or to do so on terms acceptable to us. Furthermore, if we were required to replace our current contract manufacturer, we could face substantial production delays and could be required to pay substantially higher prices in order to complete delivery of our customers' orders. Such a delay or price increase could substantially damage our ability to generate sufficient revenues to achieve profitability.

     Our failure to comply with Nasdaq's listing standards could result in our delisting by Nasdaq from the Nasdaq Small Cap Market and severely limit the ability of investors to sell our common stock.

     We recently moved the trading of our common stock to the Nasdaq Small Cap Market. To maintain the listing on this market, we are required to meet certain listing requirements, including a minimum bid price of $1.00 per share. If our stock is traded below the minimum bid price for 30 consecutive business days, we will receive a deficiency notice and will have a grace period of 180 calendar days to cure the deficiency by meeting the minimum bid price per share trading price for 10 consecutive days. There can be no assurance that we will maintain compliance with the minimum bid price. If we fail to meet the minimum bid price for 10 consecutive days during the grace period our common stock may be delisted from the Nasdaq Small Cap Market. Even if we are able to comply with the minimum bid requirement, there is no assurance that in the future we will continue to satisfy Nasdaq listing requirements, with the result that our common stock may be delisted. Should our common stock be delisted from the Nasdaq Small Cap Market, it would likely be traded on the so-called "pink sheets" or the "Electronic Bulletin Board" maintained by the National Association of Securities Dealers, Inc. Consequently, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Furthermore, if we are no longer listed on the Nasdaq Small Cap Market, our outstanding debentures may be accelerated and become immediately due and payable upon demand by the debenture holders.

     Various events could trigger early repayment of our debentures and we may not have enough cash to repay our debenture holders.

     Under the terms of the $10.5 million of convertible debentures that we sold in March 2002, a number of events could trigger the debenture holders' right to force early repayment of 115% of the outstanding principal plus accrued and unpaid interest owed under the debentures. Events constituting a triggering event include:

     - our default on other indebtedness or obligations under any other debenture, any mortgage, credit agreement or other facility, indenture agreement, factoring agreement or other instrument under which there may be issued, or by which there may be secured or evidenced, any indebtedness for borrowed money or money due under any long term leasing or factoring arrangement in an amount exceeding $500,000;

     - failure to have the resale registration statement declared effective by June 24, 2002;

     - failure to have our common stock listed on an eligible market;

     - our bankruptcy;

     - engaging in certain change in control, sale of assets or redemption transactions;

     - failure to timely file our 2002 or 2003 annual reports; and

     - certain other failures to perform our obligations under the debenture agreement and/or the related agreements.

     In addition to the above, if our earnings before interest, taxes, depreciation and amortization, less capital expenditures, for the fiscal year ended December 31, 2002 is less than $2,750,000, our debenture holders may require that we prepay all or a portion of up to 50% of the outstanding principal amount of their debentures. If our earnings before interest, taxes, depreciation and amortization, less capital expenditures, for the fiscal year ended December 31, 2003 is less than $6,500,000, our debenture holders may require that we prepay all or a portion of up to 100% of the outstanding principal amount of their debentures.

     If we do not have sufficient cash to repay these amounts early, we may be required to seek additional capital through a sale of assets, sale of additional securities or through additional borrowings, none of which may be available on terms reasonably acceptable to us.

     The downturn in the telecommunications market may make it more difficult for us to generate sufficient revenue from our service provider customers incorporating our products into their infrastructure.

     Aspects of our service provider deployment strategy depend on the sale of Visual UpTime and Visual IP InSight to service providers for use as operations tools in their own network infrastructures. However, capital expenditures by service providers have decreased as they attempt to recover from the deep and sudden decline in the telecommunications markets. This decrease may directly affect a service provider's purchases of our products for such purposes.

     Pressure on capital expenditures in and the decline of the telecommunications industry may delay the roll-out of new services based on our products offered by our service provider customers. Any potential reduction in demand for value added services or products, which our products support, from the service providers' customers, directly impacts the purchase volume of our products and may impact our ability to sustain revenue. Both AT&T and WorldCom, our largest customers, posted losses in their most recent quarterly reports. We are uncertain as to whether these losses will affect the buying habits of these key customers.

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

     We face competition from several market segments whose functionality our products integrate. We expect competition in each of these market segments to intensify in the future. Our current competitors, include, and in the future may include, the following: Brix, Kentrox, Paradyne, Adtran, Packeteer, NetScout, Lucent Technologies and Concord, . Our competitors vary in size and in the scope and breadth of the products and services that they offer. While we intend to compete by offering superior features, performance, reliability and flexibility at competitive prices and on the strength of our relationships with service providers, many of these competitors have greater financial, technical, marketing and other resources than us, and some have well-established relationships with our current and potential customers. As a result, these competitors may be able to respond to new or emerging technologies and changes in customer requirements more effectively than us, or devote greater resources than us to the development, promotion and sale of products. In addition, we believe that competitors from one or more of our market segments could partner with each other to offer products that supply functionality approaching that provided by Visual UpTime. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which could have a material adverse effect on our business.

     Errors in our products or services could discourage customers and damage our reputation.

     We have experienced errors with some of our products, including release 5.5 of our Visual IP InSight product. Such errors can substantially delay the time until we are able to generate revenue from new product releases and could force us to divert additional development resources to fix the problems, although all such errors known to us, including those in Visual IP InSight v5.5, have been fixed. Products and services as complex as those we offer may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in new products and services until commercial shipments have commenced. If such errors are detected after shipments have been made, then our reputation may be damaged, and we may incur substantial costs covering warranty claims.

     In our research and development spending plan, we allocate twenty percent of the engineering budget for "sustaining issues." "Sustaining issues" include fixing problems in released products that were not identified in the development and testing cycle. If during a given period, problems are found that cause the allocation of more than twenty percent of our resources to fixing these problems, then the next round of product feature releases can be delayed by this diversion of resources. In the case of Visual IP InSight, we have encountered difficulties in the implementation of the product in certain customer environments that have resulted in expending greater than twenty percent of the budget for that product for sustaining engineering. This has resulted in delays in new Visual IP InSight feature development.

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

     Our defense of a class action lawsuit relating to our alleged false and misleading statements may result in costly litigation, divert the efforts and attention of our management, and be unsuccessful.

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

                                     PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                                               Page
                                                                                              Number
              (a) Documents filed as part of the report:
                  (1) Report of Independent Public Accountants..........................       F-2
                      Consolidated Balance Sheets as of December 31, 2000 and 2001......       F-3
                      Consolidated Statements of Operations for the years ended
                        December 31, 1999, 2000 and 2001................................       F-4
                      Consolidated Statements of Changes in Stockholders' Equity
                        for the years ended December 31, 1999, 2000 and 2001............       F-5
                      Consolidated Statements of Cash Flows for the years ended
                        December 31, 1999, 2000 and 2001................................       F-7
                      Notes to Consolidated Financial Statements........................       F-8
                  (2) Financial Statement Schedule......................................       S-1
                  (3) Exhibits..........................................................



     The following exhibits are filed or incorporated by reference as stated below:


     Exhibit Number                                        Description
       3.1 $                          Amended and Restated Certificate of Incorporation of the Company.
       3.1.1 @                        Certificate of Amendment to Amended and Restated Certificate of Incorporation.
       3.2 *                          Restated By-Laws of the Company.
      10.1 *                          1994 Stock Option Plan.
      10.2 *                          1997 Omnibus Stock Plan, as amended.
      10.3 *                          Amended and Restated 1997 Directors' Stock Option Plan.
      10.4 !!                         2000 Stock Incentive Plan, as amended.
      10.5 *+                         Reseller/Integration Agreement, dated August 29, 1997, by and between the Company and MCI Telecommunications Corporation.
      10.5.1$$$++                     Second Amendment, dated November 4, 1998, to the Reseller/Integration Agreement
                                       between the Company and MCI Telecommunications Corporation (relating to Exhibit 10.5).
      10.6 ****++                     Master Purchase of Equipment and Services Agreement, dated as of May 22, 2000, between Sprint/United Management Company And the Company.
      10.7 *+                         General Agreement for the Procurement of Equipment, Services And Supplies,
                                       dated November 26, 1997, between the Company And AT&T Corp.
      10.8 *                          Lease Agreement, dated December 12, 1996, by and between the Company and The Equitable
                                       Life Assurance Society of the United States.
      10.8.1 *                        Lease Amendment, dated September 2, 1997, by and between the Company and The Equitable
                                       Life Assurance Society of the United States (related to Exhibit 10.8).
      10.8.2$$$                       Second Lease Amendment, dated February 8, 1999, by and between the Company and
                                       TA/Western, LLC, successor to The Equitable Life Assurance Society of the United States
                                       (relating to Exhibit 10.8).
      10.8.3 ***                      Third Lease Amendment, dated January 10, 2000, by and between the Company and
                                       TA/ Western, LLC (relating to Exhibit 10.8).
      10.8.4 !!                       Fourth Lease Amendment, dated May 17, 2000, by and between the Company and
                                       TA/ Western, LLC (relating to Exhibit 10.8).
      10.10*                          Employment Agreement, dated December 15, 1994, by and between the Company and
                                       Scott E. Stouffer, as amended.
      10.11 !!                        Lease Agreement, dated April 7, 2000, by and between Visual Networks, Inc. and
                                       TA/ Western, LLC.
      10.12 *                         Terms of Employment, dated June 11, 1997, by and between the Company and Peter J. Minihane, as amended.
      10.17 **                        Net2Net 1994 Stock Option Plan.
      10.20$$                         1999 Employee Stock Purchase Plan, as amended April 11, 2001.
      10.22%                          Inverse Network Technology 1996 Stock Option Plan.
      10.23 !!                        Avesta Technologies 1996 Stock Option Plan.
      10.24 ****                      Loan and Security Agreement, dated February 28, 2001, by and
                                      Between Silicon Valley Bank and the Company.
      10.24.1 !!!                     First Loan Modification to the Loan and Security Agreement, dated May 24, 2001
                                       (related to Exhibit 10.24).
      10.24.2                         Second Loan  Modification  to the Loan and Security  Agreement,  Dated  December  20,
                                       2001 (related to Exhibit 10.24).
      10.25 ****                      Accounts Receivable Financing Agreement dated February 28, 2001, by and between
                                       Silicon Valley Bank and the Company.
      10.25.1 !!!                     First Loan Modification to the Accounts Receivable Financing Agreement, dated May 24, 2001
                                       (related to Exhibit 10.25).
      10.25.2                         Second Loan Modification to the Accounts Receivable Financing Agreement,
                                       dated December 20, 2001, (related to Exhibit 10.25).
      10.25.3                         Third Loan Modification to the Accounts Receivable Financing Agreement, dated
                                       February 28, 2002, (related to Exhibit 10.25).
      10.26 ****                      Intellectual Property Security Agreement dated February 28, 2001, by and between Silicon
                                       Valley Bank and the Company.
      10.28 !!!                       Employment Agreement, dated May 3, 2001, by and between the Company and Elton King.
      10.29 !!!                       Nonstatutory Stock Option Grant Agreement, dated May 3, 2001, by and between the Company and Elton King.
      10.30 !!!                       Terms of Employment, dated July 27, 2000, by and between the Company and Steve Hindman.
      10.31                           Terms of Employment, dated October 23, 2001 by and between the Company and John Saunders.
      10.32                           Consulting Agreement, dated February 16, 2002, by and between the Company and Peter J.
                                       Minihane.
      21.1 ****                       List of subsidiaries of the Company.
      23.1                            Consent of Arthur Andersen LLP.
      24.1                            Powers of Attorney (included in signature pages).
      99.1                            Letter regarding Arthur Andersen as our Independent Public Accountants.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Amendment No. 2 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rockville, Maryland, on the 14th day of June, 2002.

VISUAL NETWORKS, INC.

By: /s/ JOHN H. SAUNDERS
---------------------------------
John H. Saunders
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 2 to the Report has been signed below by the following persons in the capacities and on the date indicated.

             Signature                        Title                   Date


/s/ ELTON R. KING                 President and Chief Executive       6/14/02
    Elton R. King                  Officer, Director


/s/     *                         Chairman of the Board of            6/14/02
    Scott E. Stouffer              Directors


/s/     *                         Director                            6/14/02
    Marc F. Benson


/s/     *                         Director                            6/14/02
    George Michael Cassity


/s/     *                         Director                            6/14/02
    Ted McCourtney


/s/     *                         Director                            6/14/02
    Peter J. Minihane


/s/     *                         Director                            6/14/02
    William J. Smith



*By:  /s/ Elton R. King
 Elton R. King
 Attorney-in-fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
Report of Independent Public Accountants.............................      F-2
Consolidated Balance Sheets as of December 31, 2000 and 2001.........      F-3
Consolidated Statements of Operations for the years ended
  December 31, 1999, 2000 and 2001...................................      F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
  for the years ended December 31, 1999, 2000 and 2001...............      F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 2000 and 2001...................................      F-7
Notes to Consolidated Financial Statements...........................      F-8
Financial Statement Schedule.........................................      S-1

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


ARTHUR ANDERSEN LLP

Vienna, Virginia
March 27, 2002




                              VISUAL NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                           December 31,
                                                                                      2000             2001
                                                                                      ----             ----
                    Assets
                    Current assets:
                      Cash and cash equivalents..........................         $   17,369       $    5,921
                      Restricted short-term investment...................                 --            2,503
                      Short-term investments.............................              3,700               --
                      Accounts receivable, net of allowance of $1,103
                         and $554, respectively..........................              7,615            7,488
                      Inventory..........................................             13,474            5,768
                      Other current assets...............................              3,089            1,161
                                                                                  ----------       ----------
                              Total current assets.......................             45,247           22,841
                    Property and equipment, net..........................             10,738            6,061
                    Intangible assets....................................              8,510               --
                    Restricted investments...............................              5,037               --
                    Other assets.........................................              4,525               --
                                                                                  ----------       ----------
                              Total assets...............................         $   74,057       $   28,902
                                                                                  ==========       ==========

                    Liabilities and Stockholders' Equity (Deficit)
                    Current liabilities:
                      Accounts payable and accrued expenses..............         $   29,354       $   11,723
                      Deferred revenue...................................             17,769           11,782
                      Customer deposits..................................                 --            3,588
                      Line of credit.....................................                 --            1,663
                      Current portion of long-term debt..................                606              661
                                                                                  ----------       ----------
                              Total current liabilities..................             47,729           29,417
                    Long-term debt, net of current portion...............                243               --
                                                                                  ----------       ----------
                              Total liabilities..........................             47,972           29,417
                                                                                  ----------       ----------
                    Commitments and contingencies (Note 9)
                    Stockholders' equity (deficit):
                      Common stock, $.01 par value; 200,000,000 shares
                         authorized,  31,296,383 and 31,915,752 shares
                         issued and outstanding respectively.............                313              319
                      Additional paid-in capital.........................            473,108          473,132
                      Deferred compensation..............................               (402)             (80)
                      Accumulated other comprehensive income.............                 11               21
                      Accumulated deficit................................           (446,945)        (473,907)
                                                                                  ----------       ----------
                              Total stockholders' equity (deficit).......             26,085             (515)
                                                                                  ----------       ----------
                              Total liabilities and stockholders' equity
                               (deficit).................................         $   74,057       $   28,902
                                                                                  ==========       ==========



     The accompanying notes are an integral part of these consolidated financial statements.




                              VISUAL NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                               Years Ended December 31,
                                                                             1999        2000        2001
                                                                             ----        ----        ----
                       Revenue:
                         Hardware revenue.............................      $78,640   $   65,500  $   51,855
                         Software revenue.............................        3,140       10,130       6,249
                         Support and services revenue.................        9,939       13,411      16,144
                                                                            -------   ----------  ----------
                          Total revenue...............................       91,719       89,041      74,248
                                                                            -------   ----------  ----------
                       Cost of revenue
                         Product cost of revenue......................       25,598       24,892      21,728
                         Support and services cost of revenue.........        5,290        7,623       7,709
                                                                             -------   ----------  ----------
                          Total cost of revenue.......................       30,888       32,515      29,431
                                                                            -------   ----------  ----------
                         Gross profit.................................       60,831       56,526      44,817
                       Operating expenses:
                         Research and development.....................       16,677       27,277      19,320
                         Write-off of in-process research and                    --       39,000          --
                       development....................................
                         Sales and marketing..........................       24,447       41,907      33,484
                         General and administrative...................        7,928       11,247       8,895
                         Merger-related costs.........................        6,776           --          --
                         Restructuring and impairment charges.........           --      335,810       9,328
                         Amortization of goodwill and other intangibles          --       53,426         805
                                                                            -------   ----------  ----------
                            Total operating expenses..................       55,828      508,667      71,832
                                                                            -------   ----------  ----------
                       Income (loss) from operations..................        5,003     (452,141)    (27,015)
                       Interest income, net...........................        2,270        2,598         325
                                                                            -------   ----------  ----------
                       Income (loss) before income taxes..............        7,273     (449,543)    (26,690)
                       Benefit (provision) for income taxes...........       (3,722)      34,058        (272)
                                                                            -------   ----------  ----------
                       Net income (loss)..............................      $ 3,551   $ (415,485) $  (26,962)
                                                                            =======   ==========  ==========
                       Basic income (loss) per share..................      $   0.14  $   (14.46) $    (0.85)
                                                                            =======   ==========  ==========
                       Diluted income (loss) per share................      $   0.13  $   (14.46) $    (0.85)
                                                                            =======   ==========  ==========
                       Basic weighted-average shares outstanding......       24,583       28,733      31,585
                                                                            =======   ==========  ==========
                       Diluted weighted-average shares outstanding....       26,547       28,733      31,585
                                                                            =======   ==========  ==========

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
                                                 =======              =======

                                                VISUAL NETWORKS, INC.

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)

                                                                                    Years Ended December 31,
                                                                               1999           2000           2001
                                                                               ----           ----           ----
                    Cash Flows From Operating Activities:
                    Net income (loss)...................................      $ 3,551      $ (415,485)    $  (26,962)
                    Adjustments to reconcile net income (loss) to net cash
                      provided by (used in) operating activities:
                      Depreciation and amortization.....................        4,033          59,666          5,657
                      Write-off of purchased research and development...           --          39,000             --
                      Non-cash restructuring and impairment charges.....           --         329,910          8,203
                      Deferred taxes....................................           --         (34,058)            --
                      Changes in assets and liabilities
                         Accounts receivable............................       (3,426)          5,152            127
                         Inventory......................................       (2,912)         (5,476)         7,706
                         Other assets...................................         (312)           (113)         2,185
                         Accounts payable and accrued expenses..........        6,235           8,312        (16,094)
                         Deferred revenue...............................        3,841          (3,834)        (4,155)
                         Customer deposits..............................       (4,613)             --          3,588
                                                                               ------          ------         -------
                      Net cash provided by (used in) operating activities       6,397         (16,926)       (19,745)
                                                                               ------          ------         -------
                    Cash Flows From Investing Activities:
                      Net (purchases) sales/maturities of short-term
                         investments....................................        1,002          (3,145)         6,234
                      Proceeds from sale leaseback transactions.........          750              --             --
                      Expenditures for property and equipment...........       (5,828)         (7,623)          (692)
                      Investment in joint venture.......................           --            (797)            --
                      Merger-related transaction costs, net of cash
                       acquired.........................................           --         (10,234)            --
                                                                               ------          ------         -------
                      Net cash provided by (used in) investing activities      (4,076)        (21,799)         5,542
                                                                               ------          ------         -------
                    Cash Flows From Financing Activities:
                      Exercise of stock options and warrants and employee
                    stock purchase plan, net of stock repurchases.......        2,185           4,231          1,262
                      Repayments of notes receivable from stockholders..          147              --             --
                      Net borrowings (repayments) under credit agreements      (1,079)         (1,658)         2,039
                      Principal payments on capital lease obligations...         (600)         (1,119)          (564)
                                                                               ------          ------         -------
                      Net cash provided by financing activities.........          653           1,454          2,737
                                                                               ------          ------         -------
                    Effect of exchange rate changes.....................           --              11             18
                                                                               ------          ------         -------
                    Net Increase (Decrease) in Cash and Cash Equivalents        2,974         (37,260)       (11,448)
                    Cash and Cash Equivalents, Beginning of Year........       51,655          54,629         17,369
                                                                               ------          ------         -------
                    Cash and Cash Equivalents, End of Year..............      $54,629      $   17,369     $    5,921
                                                                               ======          ======         ======
                    Supplemental Cash Flow Information:
                      Cash paid for income taxes........................      $    18      $        9     $       22
                                                                               ======          ======         ======
                      Cash paid for interest............................      $   232      $      211     $      199
                                                                               ======          ======         ======
                    Supplemental Disclosure of Non-cash Investing and
                    Financing
                      Activities:
                      Issuance of common stock, options and warrants in
                         acquisition....................................      $    --      $  378,847     $       --
                                                                               ======          ======         ======
                      Return of shares in settlement of indemnification
                       claims related to acquisition....................      $    --      $       --     $     (990)
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

     Risks and Other Important Factors

     The Company incurred net losses of $415.5 million and $27.0 million for the years ended December 31, 2000 and 2001, respectively. The deterioration of the operating results in 2000, excluding the effects of the impairment and restructuring charges and the write-off of in-process research and development ("IPR&D"), was due primarily to decreased revenue and increased operating expenses compared to 1999. In response to these results, the Company made significant reductions in operating expenses in 2001. Excluding the effects of the impairment and restructuring charges, amortization of intangible assets and the write-off of IPR&D, operating expenses decreased from $80.4 million in 2000 to $61.7 million in 2001. However, revenue declined from $89.0 million in 2000 to $74.2 million in 2001. The Company's ability to generate operating income in the future is, in large part, dependent on its success in sustaining revenue and reducing operating expenses. Due to market conditions, competitive pressures, and other factors beyond its control, there can be no assurances that the Company will be able to adequately sustain revenue in the future. The Company believes that it has reduced operating expenses to a sufficient level such that when combined with the anticipated revenue, the Company will maintain profitability. In the event that the anticipated cost reductions are not realized or revenue goals are not met, the Company may be required to further reduce its cost structure. There can be no assurance that the Company will remain profitable.

     The  success of the  Company is also  dependent  on its ability to generate adequate cash for operating and capital needs. The Company is relying on its existing cash and cash equivalents, investments and the net proceeds from the issuance of the convertible debentures (see Note 10), together with future sales and the collection of the related accounts receivable to meet its future cash requirements. If cash provided by these sources is not sufficient to fund future operations, the Company will be required to further reduce its expenditures for operations or to seek additional capital through other means which may include the sale of assets, the sale of equity securities or additional borrowings. There can be no assurances that additional capital will be available, or available on terms that are reasonable or acceptable to the Company, particularly in light of our accumulated deficit position.

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

     Results of operations for the separate and combined companies prior to the pooling transaction are as follows (in thousands):

                                   Six Months Ended
                                    June 30, 1999
                                      (unaudited)
                                   ----------------
              Revenue:
                Visual..........        $36,005
                Inverse.........          3,793
                                        -------
                                        $39,798
                                        =======

              Net Income (Loss):
                Visual..........        $ 6,178
                Inverse.........         (5,074)
                                         -------
                                        $ 1,104
                                        ========

     On May 24, 2000, Visual acquired Avesta Technologies, Inc. ("Avesta") in a merger transaction accounted for using the purchase method of accounting. Avesta was a provider of fault management and application performance monitoring software systems to enterprise customers (see Note 5). The results of operations of Avesta have been included in the accompanying consolidated statements of operations from the date of acquisition (hereafter, Visual, Inverse and Avesta are collectively referred to as the "Company").

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

     As of December 31, 2000, the Company had an investment in an entity, accounted for using the equity method of accounting. The Company's investment represented a one-third ownership interest with the remaining two-thirds owned by a partner. The Company's investment represented less than a majority ownership interest but the Company had the ability to exercise significant influence over the entity. The carrying value of this investment of $747,000 was included in other assets in the accompanying consolidated balance sheet as of December 31, 2000. The entity was established as a distributor for the Visual Trinity product, but the Company did not have any sales to the entity. As a result of the Company's announcement to discontinue development and sales efforts on the Visual Trinity product, the Company wrote-off the remaining carrying value of $656,000 during the three months ended June 30, 2001. During the fourth quarter of 2001, the Company completed a settlement agreement with the entity and other partner whereby the Company forfeited its ownership interest in the entity in exchange for a release of all claims the entity, the other partner and a related customer may have had against the Company. The write-off is included in the restructuring and impairment charge in the accompanying consolidated statement of operations for the year ended December 31, 2001.

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

     Inventory

     Cost of revenue consists of subcontracting costs, component parts, direct compensation costs, communication costs, warranty and other contractual obligations, royalties, license fees and other overhead expenses related to the manufacturing operations. Product cost of revenue includes both hardware and software cost of revenue in the accompanying consolidated statements of operations. Cost of revenue related to software sales has not been significant. Support and services cost of revenue includes benchmark services, professional services and technical support costs in the accompanying consolidated statements of operations. Inventory is stated at the lower of average cost or market, and consists of the following (in thousands):

                                          December 31,
                                         2000      2001
                                         ----      ----
                   Raw materials...     $ 4,301   $ 1,137
                   Work-in-progress         151       238
                   Finished goods..       9,022     4,393
                                        -------   -------
                                        $13,474   $ 5,768
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

                                                       December 31,
                                                      2000       2001
                                                      ----       ----
                   Equipment and software.....    $  17,480   $ 18,046
                   Furniture and fixtures.....        2,370      2,351
                   Leasehold improvements.....        2,942      2,208
                                                  ----------  ---------
                                                     22,792     22,605
                   Less-Accumulated depreciation    (12,054)   (16,544)
                                                  ----------  ---------
                                                  $  10,738   $  6,061
                                                  ==========  =========

     Intangible Assets

     As of December 31, 2000, intangible assets consisted of identifiable intangibles related to the acquisition of Avesta (see Note 5). During 2001, the Company determined that all of the remaining intangible assets were impaired and recorded an impairment charge to write-off the remaining balances. Intangible assets consisted of the following (in thousands) at December 31, 2000:


                  Assembled workforce........      $   224
                  Trademarks/tradenames......        1,064
                  Completed technology.......        7,222
                                                   -------
                       Total.................      $ 8,510
                                                   =======


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

     Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following (in thousands):

                                                  December 31,
                                                 2000       2001
                                                 ----       ----
               Accounts payable.............   $ 4,391    $ 2,644
               Accrued compensation.........     6,936      1,794
               Accrued restructuring........     4,306      1,421
               Other accrued expenses.......    13,721      5,864
                                               -------    -------
                                               $29,354    $11,723
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

     The Company sells its products directly to service providers and end-user customers, as well as through indirect channels. Certain reseller customers have stock rotation rights, under which the customer can exchange previously purchased products for other products of equal or greater cost, subject to certain limitations, based on their end-user customers' requirements. The Company recognizes revenue under these arrangements once the stock rotation right expires.

     The Company examines the specific facts and circumstances of all sales arrangements with payment terms extending beyond its normal payment terms to make a determination of whether the sales price is fixed and determinable and whether collectibility is probable. Payment terms are not tied to milestone deliverables or customer acceptance. The evaluation of the impact on revenue recognition, if any, includes the Company's history with its customers and the specific facts of each arrangement. The Company generally does not offer payment terms that differ from its normal payment terms. However, in the year ended December 31, 2001, the Company recognized software license revenue of approximately $2.6 million on new arrangements with previously existing customers that contain payment terms beyond the normal payment terms. Payments become due under these arrangements through July 2002. As of June 10, 2002, all scheduled payments had been made in accordance with the terms of the relevant arrangements.

     The Company has agreements with certain service providers that provide price protection in the event that more favorable prices and terms are granted to any other similarly-situated customer. When required, reserves for estimated price protection credits are established by the Company concurrently with the recognition of revenue. The Company monitors the factors that influence the pricing of its products and service provider inventory levels and makes adjustments to these reserves when management believes that actual price protection credits may differ from established estimates.

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

     The following table presents the Company's revenue by product (in thousands):

                                                  Years Ended December 31,
                                                 1999        2000       2001
                                                 ----        ----       ----
 Visual UpTime..............................   $ 78,490    $ 59,754   $ 55,557
 Cell Tracer................................      6,056       7,946      2,980
 Visual IP InSight..........................      4,557       9,466      8,095
                                               --------    --------   --------
       Continuing products..................     89,103      77,166     66,632
 Visual Internet Benchmark..................      2,616       4,607      4,025
 Visual Trinity and eWatcher................         --       7,268      3,591
                                               --------    --------   --------
       Discontinued products................      2,616      11,875      7,616
                                               --------    --------   --------
           Total  revenue...................   $ 91,719    $ 89,041   $ 74,248
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

     The following details the computation of the income (loss) per share (in thousands, except per share data):

                                                   Years Ended December  31,
                                                 1999        2000       2001
                                                 ----        ----       ----

Net income  (loss).........................   $ 3,551     $(415,485)  $ (26,962)
                                              =======     =========   =========
Weighted-average share calculation:
Basic weighted-average  shares outstanding:
Average number of shares of common stock
outstanding................................    24,583        28,733      31,585
Diluted weighted-average shares outstanding:
 Treasury stock effect of options
  and  warrants............................     1,964            --          --
                                              --------     -----------  --------
Diluted weighted-average shares outstanding.   26,547        28,733      31,585
                                              ========     ===========  ========

Earnings (loss) per common share:
 Basic earnings (loss) per  share...........  $ 0.14        $ (14.46)    $(0.85)
                                             ========      ===========  ========
 Diluted earnings (loss) per share..........  $ 0.13        $ (14.46)    $(0.85)
                                             ========      ===========  ========

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

     A summary of the Company's stock option activity is presented below:


                                                                                 Option Price        Weighted-Average
                                                               Options            Per Share           Exercise Price

                 Options outstanding at December 31, 1998    2,600,019        $ 0.03 -- $34.50         $ 6.50
                   Granted..............................     2,394,873          0.06 --  59.00          31.48
                   Canceled.............................      (345,836)         0.17 --  34.50          14.91
                   Exercised............................      (695,612)         0.03 --  32.25           3.27
                                                            ----------        ----------------         ------
                 Options outstanding at December 31, 1999    3,953,444          0.03 --  59.00          21.41
                   Granted..............................     7,248,440          0.40 --  63.06          12.93
                   Canceled.............................    (7,647,979)         0.29 --  54.45          18.64
                   Exercised............................      (636,326)         0.07 --  32.25           4.49
                                                            ----------        ----------------         ------
                 Options outstanding at December 31, 2000    2,917,579          0.03 --  63.06          11.49
                   Granted..............................     8,363,039          1.85 --   7.42           4.19
                   Canceled.............................    (2,373,510)         0.19 --  63.06          10.89
                   Exercised............................      (435,091)         0.19 --   3.00           1.23
                                                            ----------        ----------------         ------
                 Options outstanding at December 31, 2001    8,472,017        $ 0.07 -- $59.00         $ 4.88
                                                            ==========        ================         ======


     As of December 31, 2001, options to purchase 2,981,278 shares of common stock were exercisable with a weighted-average exercise price of $6.61. The weighted-average remaining contractual life and weighted-average exercise price of options outstanding at December 31, 2001, for selected exercise price ranges are as follows:

                                                      Options Outstanding                    Options Exercisable
                                              -------------------------------------      -----------------------------


                                               Number        Weighted-      Weighted      Number
                   Range of Exercise            of            Average       Average        of           Weighted-
                        Prices                Options        Remaining      Exercise     Options        Average
                                                             Contractual     Price                      Exercise Price
                   -----------------          -------        -----------    --------     -------        --------------
                                                               Life
                   $ 0.07 --    $ 1.85          396,430        4.37         $  1.48      228,082        $  1.22
                     1.90 --      1.90        1,140,601        9.67            1.90       63,234           1.90
                     3.00 --      3.90          761,966        6.71            3.35      232,736           3.31
                     3.92 --      3.92        2,101,139        9.34            3.92      613,855           3.92
                     4.00 --      4.07          961,698        9.34            4.02      347,396           4.02
                     4.19 --      4.69        1,139,357        8.93            4.49      489,116           4.40
                     4.72 --      6.66        1,357,069        9.39            5.96      543,593           5.97
                     6.70 --     35.65          587,918        7.39           16.52      431,654          18.46
                    38.75 --     38.75           24,000        8.39           38.75       24,000          38.75
                    54.45 --     54.45            1,839        7.92           54.45        1,362          54.45
                    ------------------        ---------        ----         -------    ---------        -------
                   $ 0.07 --    $54.45        8,472,017        8.73         $  4.88    2,975,078        $  6.50
                   ===================        =========        ====         =======    =========        =======


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

     The aggregate purchase price was determined as follows (in thousands):

          Fair value of common stock...............    $ 315,790
          Fair value of options and warrants.......       62,067
          Transaction costs and other..............       14,874
                                                       ---------
                    Total..........................    $ 392,731
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

     The purchase price has been allocated as follows (in thousands):

          Completed technology....................    $ 125,302
          In-process technology...................       39,000
          Assembled workforce.....................        3,885
          Trademarks/tradenames...................       18,455
          Goodwill................................      238,723
          Net tangible assets.....................        1,424
          Deferred tax liability..................      (34,058)
                                                      ----------
                    Total.........................    $ 392,731
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

     8. Income Taxes:

     The components of the provision (benefit) for income taxes consist of the following for the years ended December 31, 2000 and 2001 (in thousands):

                                                         December 31,
                                                       2000       2001
                                                       ----       ----
   Income tax provision (benefit):
     Current..............................         $  (9,585)   $   272
     Deferred.............................           (24,473)        --
                                                   ----------   -------
             Total provision (benefit)....         $ (34,058)   $   272
                                                   ==========   =======


     The provision for income taxes results in an effective rate that differs from the Federal statutory rate as follows for the years ended December 31, 2000 and 2001:

                                                           Years Ended
                                                           December 31,
                                                      1999     2000     2001
                                                      ----     ----     ----
   Statutory federal income tax rate............       35%     (35)%    (35)%
   Effect of graduated rates....................       (1)       1        1
   State income taxes, net of federal benefit...        4       (4)      (3)
   Net operating loss carryforward..............      (28)      --       --
   Non-deductible expenses......................       41       21        6
   Increase in valuation allowance..............       --        9       32
                                                      ----     ----     ----
             Total effective rate...............       51%      (8)%      1%
                                                      ====     ====     ====

     The components of the Company's net deferred tax asset (liability) are as follows (in thousands):

                                                                  December 31,
                                                               2000        2001
                                                               ----        ----
  Deferred tax asset:
    Net operating loss carryforwards..................     $ 35,038    $ 39,659
    Depreciation......................................         (836)       (684)
    Allowance for doubtful accounts...................          419         210
    Inventory valuation...............................        1,128       1,800
    Accrued liabilities...............................        2,658       1,288
    Deferred revenue..................................        2,558       1,408
    Tax credit carryforwards..........................        2,203       3,402
    Basis differences attributable to
     purchase accounting..............................       (3,733)         --
    Valuation allowance...............................      (39,435)    (47,083)
                                                           ---------   ---------
            Total net deferred tax asset..............     $     --    $     --
                                                           ========    ========

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

     Future minimum lease payments as of December 31, 2001 under non-cancelable capital and operating leases are as follows (in thousands):

                                                            Capital   Operating
                                                            Leases     Leases
                                                            -------   ---------
  2002.................................................    $  296     $ 1,985
  2003.................................................        --       1,686
  2004.................................................        --       1,676
  2005.................................................        --       1,608
  2006.................................................        --       1,575
  Thereafter...........................................        --          --
                                                           ------     -------
            Total minimum lease payments...............       296     $ 8,530
                                                                      =======
  Interest element of lease payment....................       (11)
                                                           ------
  Present value of future minimum lease payments.......       285
   Current portion.....................................      (285)
                                                           ------
  Long-term portion....................................    $   --
                                                           ======

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

     11. Interim Financial Data-- Unaudited:

     The following table of quarterly financial data has been prepared from the financial records of the Company, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented:

                                          March 31,               June 30,            September 30,          December 31,
                                      2000        2001       2000(1)   2001(3)_      2000       2001       2000(2)   2001(4)_
                                      ----        ----       ----      ----          ----       ----       ----      ----
                                                             (in thousands, except per share amounts)
    Revenue.........................  $ 30,494    $ 17,386    $ 28,644   $ 20,329    $ 14,607   $ 19,208   $  15,296   $ 17,325
    Gross profit....................    21,199      10,424      19,154     11,028       7,100     12,109       9,073     11,256
    Income (loss) from operations...     6,914      (7,954)    (46,594)   (12,427)    (39,142)    (2,989)   (373,319)    (3,645)
    Net income (loss)...............     5,541      (7,667)    (42,319)   (12,330)    (30,709)    (2,979)   (347,998)    (3,986)
    Basic income (loss) per share...     0.22       (0.24)      (1.54)     (0.39)      (0.99)     (0.09)     (11.17)     (0.13)
    Diluted income (loss) per share.     0.20       (0.24)      (1.54)    ( 0.39)      (0.99)     (0.09)     (11.17)     (0.13)



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



                                                                                                          SCHEDULE II

                                                         VISUAL NETWORKS, INC.

                                                  VALUATION AND QUALIFYING ACCOUNTS
                                                             (in thousands)

                                                Balance at Beginning      Additions Charged to                  Balance at End
              Description                             of Period            Costs and Expenses      Deductions     of Period
              -----------                       --------------------      --------------------     ----------   --------------
    For the year ended December 31, 1999:
      Deducted from asset accounts:
       Allowance for doubtful accounts........         $ 493                   $  301               $   40         $ 754


    For  the  year  ended  December  31,  2000:
     Deducted  from  asset accounts:
      Allowance for doubtful accounts.........           754                      430                   81         1,103
     Included in current liabilities:
      Reserves related to restructuring.......            --                    6,800                2,494         4,306

    For the year ended December 31, 2001:
     Deducted from asset accounts:
      Allowance for doubtful accounts.........         1,103                        5                  554           554
     Included in current liabilities:
      Reserves related to restructuring.......         4,306                    3,092                5,977(1)      1,421



     (1)Included in these deductions were costs of $4,010,000 charged against the reserve and the reversal of $1,967,000 of the restructuring charges for the year ended December 31, 2001. See Note 6 of the Notes to Consolidated Financial Statements.


                                      EXHIBIT INDEX


Exhibit Number                                        Description
       3.1 $                          Amended and Restated Certificate of Incorporation of the Company.
       3.1.1 @                        Certificate of Amendment to Amended and Restated Certificate of Incorporation.
       3.2 *                          Restated By-Laws of the Company.
      10.1 *                          1994 Stock Option Plan.
      10.2 *                          1997 Omnibus Stock Plan, as amended.
      10.3 *                          Amended and Restated 1997 Directors' Stock Option Plan.
      10.4 !!                         2000 Stock Incentive Plan, as amended.
      10.5 *+                         Reseller/Integration Agreement, dated August 29, 1997, by and between the Company and MCI Telecommunications Corporation.
      10.5.1$$$++                     Second Amendment, dated November 4, 1998, to the Reseller/Integration Agreement
                                       between the Company and MCI Telecommunications Corporation (relating to Exhibit 10.5).
      10.6 ****++                     Master Purchase of Equipment and Services Agreement, dated as of May 22, 2000, between Sprint/United Management Company And the Company.
      10.7 *+                         General Agreement for the Procurement of Equipment, Services And Supplies,
                                       dated November 26, 1997, between the Company And AT&T Corp.
      10.8 *                          Lease Agreement, dated December 12, 1996, by and between the Company and The Equitable
                                       Life Assurance Society of the United States.
      10.8.1 *                        Lease Amendment, dated September 2, 1997, by and between the Company and The Equitable
                                       Life Assurance Society of the United States (related to Exhibit 10.8).
      10.8.2$$$                       Second Lease Amendment, dated February 8, 1999, by and between the Company and
                                       TA/Western, LLC, successor to The Equitable Life Assurance Society of the United States
                                       (relating to Exhibit 10.8).
      10.8.3 ***                      Third Lease Amendment, dated January 10, 2000, by and between the Company and
                                       TA/ Western, LLC (relating to Exhibit 10.8).
      10.8.4 !!                       Fourth Lease Amendment, dated May 17, 2000, by and between the Company and
                                       TA/ Western, LLC (relating to Exhibit 10.8).
      10.10*                          Employment Agreement, dated December 15, 1994, by and between the Company and
                                       Scott E. Stouffer, as amended.
      10.11 !!                        Lease Agreement, dated April 7, 2000, by and between Visual Networks, Inc. and
                                       TA/ Western, LLC.
      10.12 *                         Terms of Employment, dated June 11, 1997, by and between the Company and Peter J. Minihane, as amended.
      10.17 **                        Net2Net 1994 Stock Option Plan.
      10.20$$                         1999 Employee Stock Purchase Plan, as amended April 11, 2001.
      10.22%                          Inverse Network Technology 1996 Stock Option Plan.
      10.23 !!                        Avesta Technologies 1996 Stock Option Plan.
      10.24 ****                      Loan and Security Agreement, dated February 28, 2001, by and
                                      Between Silicon Valley Bank and the Company.
      10.24.1 !!!                     First Loan Modification to the Loan and Security Agreement, dated May 24, 2001
                                       (related to Exhibit 10.24).
      10.24.2                         Second Loan  Modification  to the Loan and Security  Agreement,  Dated  December  20,
                                       2001 (related to Exhibit 10.24).
      10.25 ****                      Accounts Receivable Financing Agreement dated February 28, 2001, by and between
                                       Silicon Valley Bank and the Company.
      10.25.1 !!!                     First Loan Modification to the Accounts Receivable Financing Agreement, dated May 24, 2001
                                       (related to Exhibit 10.25).
      10.25.2                         Second Loan Modification to the Accounts Receivable Financing Agreement,
                                       dated December 20, 2001, (related to Exhibit 10.25).
      10.25.3                         Third Loan Modification to the Accounts Receivable Financing Agreement, dated
                                       February 28, 2002, (related to Exhibit 10.25).
      10.26 ****                      Intellectual Property Security Agreement dated February 28, 2001, by and between Silicon
                                       Valley Bank and the Company.
      10.28 !!!                       Employment Agreement, dated May 3, 2001, by and between the Company and Elton King.
      10.29 !!!                       Nonstatutory Stock Option Grant Agreement, dated May 3, 2001, by and between the Company and Elton King.
      10.30 !!!                       Terms of Employment, dated July 27, 2000, by and between the Company and Steve Hindman.
      10.31                           Terms of Employment, dated October 23, 2001 by and between the Company and John Saunders.
      10.32                           Consulting Agreement, dated February 16, 2002, by and between the Company and Peter J.
                                       Minihane.
      21.1 ****                       List of subsidiaries of the Company.
      23.1                            Consent of Arthur Andersen LLP.
      24.1                            Powers of Attorney (included in signature pages).
      99.1                            Letter regarding Arthur Andersen as our Independent Public Accountants.


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
