Form 10-Q/A
period 2002-03-31
VISUAL NETWORKS INC
filed 2002-08-19
CIK 1000495

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-0001

                                 ---------------

                                   FORM 10-Q/A
                                (Amendment No. 1)

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the three months ended March 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 ---------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No |_|

      The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, as of August 15, 2002 was 32,173,420 shares.

================================================================================

                              VISUAL NETWORKS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                           FOR THE THREE MONTHS ENDED
                                 March 31, 2002

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements:
     Consolidated Balance Sheets --  December 31, 2001
       and March 31, 2002 .................................................    3
     Consolidated Statements of Operations -- Three months
      ended March 31, 2001 and 2002 .......................................    4
     Consolidated Statements of Cash Flows -- Three months
      ended March 31, 2001 and 2002 .......................................    5
     Notes to Consolidated Financial Statements ...........................    6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations ..................................   13
  Item 3. Qualitative and Quantitative Disclosure about
     Market Risk ..........................................................   17
PART II. OTHER INFORMATION
  Items 1 -- 6 ............................................................   18
  Signatures ..............................................................   23

                          PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

      As more fully described in Note 1 of Notes to Consolidated Financial Statements, this Form 10-Q/A is being filed to restate the financial statements for the three months ended March 31, 2002.

                              VISUAL NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                December 31,        March 31,
                                                                                    2001               2002
                                                                                ------------       ---------
                                                                                                   (restated)
ASSETS
Current assets:
  Cash and cash equivalents ............................................         $   5,921         $  10,221
  Restricted short-term investment .....................................             2,503             2,503
  Accounts receivable, net of allowance of $554 and $554,
     respectively ......................................................             7,488             8,719
  Inventory ............................................................             5,768             5,593
  Other current assets .................................................             1,161               854
                                                                                 ---------         ---------
          Total current assets .........................................            22,841            27,890

Property and equipment, net ............................................             6,061             5,669
Other assets ...........................................................                --               596
                                                                                 ---------         ---------
          Total assets .................................................         $  28,902         $  34,155
                                                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses ................................         $  11,723         $  13,247
  Deferred revenue .....................................................            11,782            10,076
  Customer deposits ....................................................             3,588                --
  Line of credit .......................................................             1,663                --
  Current portion of long-term debt ....................................               661                --
                                                                                 ---------         ---------
          Total current liabilities ....................................            29,417            23,323
Convertible debentures .................................................                --             7,898
                                                                                 ---------         ---------
          Total liabilities ............................................            29,417            31,221
                                                                                 =========         =========

Stockholders' equity (deficit):
  Common stock, $.01 par value, 200,000,000 shares
     authorized, 31,915,752 and 31,969,458 shares issued
     and outstanding as of December 31, 2001 and
     March 31, 2002, respectively ......................................               319               320
  Warrants .............................................................                --             2,087
  Additional paid-in capital ...........................................           473,132           473,838
  Deferred compensation ................................................               (80)              (85)
  Accumulated other comprehensive income ...............................                21                --
  Accumulated deficit ..................................................          (473,907)         (473,226)
                                                                                 ---------         ---------
          Total stockholders' equity (deficit) .........................              (515)            2,934
                                                                                 ---------         ---------
          Total liabilities and stockholders' equity (deficit) .........         $  28,902         $  34,155
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

                              VISUAL NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                              For the Three Months
                                                                                 Ended March 31,
                                                                            -----------------------
                                                                              2001           2002
                                                                            --------       --------
                                                                                          (restated)
Revenue:
  Hardware revenue ...................................................      $ 12,093       $ 11,061
  Software revenue ...................................................           308          1,391
  Support and services revenue .......................................         4,985          4,341
                                                                            --------       --------
      Total revenue ..................................................        17,386         16,793
Cost of revenue:

  Product cost of revenue ............................................         4,589          4,232
  Support and services cost of revenue ...............................         2,373            744
                                                                            --------       --------
      Total cost of revenue ..........................................         6,962          4,976
                                                                            --------       --------
  Gross profit .......................................................        10,424         11,817
                                                                            --------       --------
Operating expenses:
  Research and development ...........................................         5,783          3,325
  Sales and marketing ................................................         9,450          5,935
  General and administrative .........................................         2,672          1,767
  Amortization of acquired intangibles ...............................           473             --
                                                                            --------       --------
          Total operating expenses ...................................        18,378         11,027
                                                                            --------       --------
Income (loss) from operations ........................................        (7,954)           790
Interest income (expense), net .......................................           287           (109)
                                                                            --------       --------
Income (loss) before income taxes ....................................        (7,667)           681
Income taxes .........................................................            --             --
                                                                            --------       --------
Net income (loss) ....................................................      $ (7,667)      $    681
                                                                            ========       ========
Basic earnings (loss) per share ......................................      $  (0.24)      $   0.02
                                                                            ========       ========
Diluted earnings (loss) per share ....................................      $  (0.24)      $   0.02
                                                                            ========       ========
Basic weighted average shares outstanding ............................        31,381         31,958
                                                                            ========       ========
Diluted weighted average shares outstanding ..........................        31,381         32,987
                                                                            ========       ========

           See accompanying notes to consolidated financial statements

                              VISUAL NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                                 -------------------------
                                                                                   2001             2002
                                                                                 --------         --------
                                                                                              (restated)
Cash flows from operating activities:
  Net income (loss) ......................................................       $ (7,667)        $    681
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation and amortization .......................................          1,838              971
     Translation gain from foreign subsidiary ............................             --              (21)
  Changes in assets and liabilities:
     Accounts receivable .................................................           (187)          (1,231)
     Inventory ...........................................................           (516)             175
     Other assets ........................................................           (520)             506
     Accounts payable and accrued expenses ...............................         (5,372)           1,524
     Deferred revenue ....................................................           (575)          (1,706)
     Customer deposits ...................................................          2,501           (3,588)
                                                                                 --------         --------
       Net cash used in operating activities .............................        (10,498)          (2,689)
                                                                                 --------         --------
Cash flows from investing activities:
  Net purchases of short-term investments ................................           (163)              --
  Expenditures for property and equipment ................................            (69)            (491)
                                                                                 --------         --------
       Net cash used in investing activities .............................           (232)            (491)
                                                                                 --------         --------
Cash flows from financing activities:
  Exercise of stock options and employee stock purchase
     plan ................................................................             59               99
  Proceeds from issuance of convertible debentures and
     warrants, net of issuance costs .....................................             --            9,705
  Net borrowings (repayments) under credit agreements ....................            451           (2,039)
  Principal payments on capital lease obligations ........................           (142)            (285)
                                                                                 --------         --------
       Net cash provided by financing activities .........................            368            7,480
                                                                                 --------         --------
Effect of exchange rate changes ..........................................              4               --
                                                                                 --------         --------
Net increase (decrease) in cash and cash equivalents .....................        (10,358)           4,300
Cash and cash equivalents, beginning of period ...........................         17,369            5,921
                                                                                 --------         --------
Cash and cash equivalents, end of period .................................       $  7,011         $ 10,221
                                                                                 ========         ========
Supplemental cash flow information:
  Cash paid for interest .................................................       $     20         $    161
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

Financial Statement Presentation

      The accompanying financial statements as of, and for the three months ended, March 31, 2002 are being restated in this Form 10-Q/A to correct an inadvertent clerical error. The effect of the restatement is to decrease previously reported revenue, income from operations, income before taxes and net income by $197,000. Basic and diluted earnings per share decreased to $0.02 per share from the previously reported $0.03 per share.

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

Inventory

      Inventory is stated at the lower of average cost or market, and consists of the following (in thousands):

                                                  December 31,     March 31,
                                                     2001             2002
                                                  -----------     ----------
                  Raw materials...............    $     1,137     $    1,797
                  Work-in-progress............            238             50
                  Finished goods..............          4,393          3,746
                                                  -----------     ----------
                                                  $     5,768     $    5,593
                                                  ===========     ==========

Accounts Payable and Accrued Expenses

    Accounts payable and accrued expenses consist of the following (in thousands):

                                                  December 31,    March 31,
                                                      2001           2002
                                                   ----------     --------
                  Accounts payable............     $    2,644     $  5,486
                  Accrued compensation........          1,794        1,000
                  Accrued restructuring.......          1,421        1,118
                  Other accrued expenses......          5,864        5,643
                                                   ----------     --------
                                                   $   11,723     $ 13,247
                                                   ==========     ========

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

      The Company examines the specific facts and circumstances of all sales arrangements with payment terms extending beyond its normal payment terms to make a determination of whether the sales price is fixed and determinable and whether collectibility is probable. Payment terms are not tied to milestone deliverables or customer acceptance. The examination of the impact on revenue recognition, if any, includes the Company's history with its customers and the specific facts of each arrangement. The Company generally does not offer payment terms that differ from its normal payment terms, and the Company has never written-off any accounts receivable related to extended payment term arrangements. During the year ended December 31, 2001, the Company recognized software license revenue of approximately $2.6 million on new arrangements with three previously existing customers that contain payment terms beyond the normal payment terms. Payments become due under these arrangements through July 2002. As of May 15, 2002, all scheduled payments had been made in accordance with the terms of the relevant arrangements.

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

      The following table presents the Company's revenue by product (in thousands):

                                                     Three Months Ended
                                                          March 31,
                                                    -------------------
                                                      2001         2002
                                                    -------     -------
                                                         (restated)
         Visual UpTime ........................     $12,659     $13,617
         Visual Cell Tracer ...................         475         767
         Visual IP InSight ....................       1,096       1,552
                                                    -------     -------
         Royalties ............................          --          88
               Continuing products ............      14,230      16,024
         Visual Internet Benchmark ............       1,389         395
         Visual Trinity and eWatcher ..........       1,767         374
                                                    -------     -------
                   Discontinued products ......       3,156         769
                                                    -------     -------
                   Total  revenue .............     $17,386     $16,793
                                                    =======     =======

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

      The following details the computation of the earnings (loss) per share (in thousands, except per share data):

                                                                     Three Months Ended
                                                                          March 31,
                                                                   ----------------------
                                                                     2001           2002
                                                                   --------       -------
                                                                                (restated)
         Net income (loss) ................................        $ (7,667)      $   681
                                                                   ========       =======
         Weighted-average share calculation:
         Basic weighted-average shares outstanding:
           Average number of shares of common stock
              outstanding .................................          31,381        31,958
         Diluted weighted-average shares
         outstanding:
           Treasury stock effect of options and
              warrants ....................................              --           863
           Effect of convertible debentures ...............              --           166
                                                                   --------       -------
         Diluted weighted-average shares outstanding ......          31,381        32,987
                                                                   ========       =======
         Earnings (loss) per common share:
           Basic earnings (loss) per share ................        $  (0.24)      $  0.02
                                                                   ========       =======
           Diluted earnings (loss) per share ..............        $  (0.24)      $  0.02
                                                                   ========       =======

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      From our incorporation in August 1993 through December 1996, our principal objective was to secure sufficient equity financing to enable us to accelerate product development efforts of Visual UpTime and create the infrastructure necessary to support these efforts. We first shipped Visual UpTime in mid-1995 and began generating significant revenue during 1996. Since our inception, we have focused on establishing relationships with service providers with the goal of having these service providers include our products into their infrastructure or in their service offerings to their subscribers. Consistent with this goal, we have entered into agreements with AT&T, Equant, Sprint and WorldCom. During 1998, 1999 and 2000, we continued to focus on selling Visual UpTime, and added to our product portfolio as a result of a series of acquisitions -- the Net2Net product, Cell Tracer, in 1998; the Inverse products, Visual IP InSight and Visual Internet Benchmark, in 1999; and the Avesta products, Visual Trinity and Visual eWatcher, in 2000. During 2001, we discontinued development and sales efforts of Visual Trinity and sold the Visual Internet Benchmark service. During 2001, we also made a decision to combine certain functionality of the web performance management technology of the Visual eWatcher product with the Visual IP InSight product. Development efforts related to incorporating this functionality in a future release of the Visual IP InSight product are expected to begin in 2002. We continue to focus on sales of Visual UpTime, Visual IP InSight and Visual Cell Tracer.

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

Results of Operations

      The following table presents certain consolidated statement of operations data as a percentage of our revenue:

                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                               2001        2002
                                                              -----       -----
         Revenue ..........................................   100.0%      100.0%
         Cost of revenue ..................................    40.0        29.6
                                                              -----       -----
           Gross profit ...................................    60.0        70.4
                                                              -----       -----
         Operating expenses:
           Research and development .......................    33.3        19.8
           Sales and marketing ............................    54.4        35.3
           General and administrative .....................    15.4        10.6
           Amortization of goodwill and other intangibles .     2.7          --
                                                              -----       -----
                Total operating expenses ..................   105.8        65.7
                                                              -----       -----
         Income (loss) from operations ....................   (45.8)        4.7
         Interest income (expense), net ...................     1.7        (0.6)
                                                              -----       -----
         Net income (loss) before income taxes ............   (44.1)        4.1
         Benefit (provision) for income taxes .............      --          --
                                                              -----       -----
         Net income (loss) ................................   (44.1)%       4.1%
                                                              =====       =====

      The following table presents the revenue by product (in thousands):

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                               2001        2002
                                                              -------    -------
         Visual UpTime ...................................    $12,659    $13,617
         Visual Cell Tracer ..............................        475        767
         Visual IP InSight ...............................      1,096      1,552
         Royalties .......................................         --         88
                                                              -------    -------
               Continuing products .......................     14,230     16,024
         Visual Internet Benchmark .......................      1,389        395
         Visual Trinity and eWatcher .....................      1,767        374
                                                              -------    -------
               Discontinued products .....................      3,156        769
                                                              -------    -------
               Total  revenue ............................    $17,386    $16,793
                                                              =======    =======

Results of Operations for the Three Months Ended March 31, 2002 Compared with the Three Months Ended March 31, 2001

      Revenue. Revenue was $17.4 million for the three months ended March 31, 2001 compared to $16.8 million for the three months ended March 31, 2002, a decrease of $0.6 million. The overall decrease in revenue of 3% was primarily due to a decrease in discontinued products of $2.4 million offset by increases in Visual UpTime revenue, Visual IP Insight revenue and Visual Cell Tracer revenue. During the three months ended March 31, 2002, we amended the agreement with our sole customer for that product so that the customer received the source code for the Visual Cell Tracer product to allow it to support and modify the product. As a result, our maintenance obligations to that customer were terminated. The related technical support fees that were previously deferred were recognized during the three months ended March 31, 2002. This customer places orders based on its end-user demand. Based on our understanding of the customer's forecasted demand, we anticipate that the customer will place final orders with us during 2002, and we do not anticipate any significant revenue from the sale of this product to other customers. Sales to all service providers increased from approximately 71% of revenue for the three months ended March 31, 2001 to 82% for the three months ended March 31, 2002.

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

      Gross profit. Cost of revenue consists of subcontracting costs, component parts, direct compensation costs, communication costs, warranty and other contractual obligations, royalties, license fees and other overhead expenses related to manufacturing operations and support of our software products and benchmark services. Gross profit was $10.4 million for the three months ended March 31, 2001 compared to $11.8 million for the three months ended March 31, 2002, an increase of $1.4 million. Gross margin was 60.0% of revenue for the three months ended March 31, 2001 as compared to 70.4% of revenue for the three months ended March 31, 2002. The increase in gross margin percentage was due primarily to significant revenue generated from our new higher margin Visual UpTime product introduced in the first quarter of 2002, an increase in margin on the Visual Cell Tracer product as a result of maintenance recognized resulting from a new agreement with the customer (discussed above) and a higher proportion of other maintenance revenue recorded during the quarter offset, in part, by reduced revenue from the higher margin Visual Internet Benchmark and Visual Trinity products. Our future gross margins may be affected by a number of factors, including product mix, the proportion of sales to service providers, competitive pricing, manufacturing volumes and an increase in the cost of component parts.

      Research and development expense. Research and development expense consists of compensation for research and development staff, depreciation of test and development equipment, certain software development costs and costs of prototype materials. Research and development expense was $5.8 million for the three months ended March 31, 2001 compared to $3.3 million in 2002, a decrease of $2.5 million. The decrease in research and development expense was due primarily to workforce reductions and facility closures during 2001 and additional workforce reductions during 2002. Research and development expense was 33.3% and 19.8% of revenue for the three months ended March 31, 2001 and 2002, respectively. For the remainder of 2002, we intend to incur research and development expenses at or below the level consistent with the first quarter of 2002 as a result of our continued focus on the control of operating expenses.

      Sales and marketing expense. Sales and marketing expense consists of compensation for the sales and marketing staff, commissions, pre-sales support, travel and entertainment expense, trade shows and other marketing programs. Sales and marketing expense was $9.5 million for the three months ended March 31, 2001 compared to $5.9 million for the three months ended March 31, 2002, a decrease of $3.6 million. The decrease in sales and marketing expense was due primarily to workforce reductions and facility closures during 2001 and 2002. Sales and marketing expense was 54.4% and 35.3% of revenue for the three months ended March 31, 2001 and 2002, respectively. For the remainder of 2002, we intend to incur sales and marketing expenses at or below the level consistent with the first quarter of 2002 as a result of our continued focus on the control of operating expenses.

      General and administrative expense. General and administrative expense consists of the costs of executive management, finance, administration and other activities. General and administrative expense was $2.7 million for the three months ended March 31, 2001 compared with $1.8 million for the three months ended March 31, 2002, a decrease of $0.9 million. The decrease in general and administrative expense was due primarily to workforce reductions and facility closures during 2001 and additional workforce reductions during 2002. General and administrative expense was 15.4% and 10.6% of revenue for the three months ended March 31, 2001 and 2002, respectively. For the remainder of 2002, we intend to incur general and administrative expenses at or below the level consistent with the first quarter of 2002 or decrease them in absolute dollars during 2002 as a result of our continued focus on the control of operating expenses.

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

      Net income (loss). Net loss for the three months ended March 31, 2001 was $7.7 million as compared to net income of $681,000 for the three months ended March 31, 2002, an increase in income of $8.4 million. The increase was due primarily to decreases in operating expenses and amortization of intangible assets.

Liquidity and Capital Resources

      At December 31, 2001, our unrestricted cash balance was $5.9 million compared to $10.2 million as of March 31, 2002, an increase of $4.3 million. This increase is primarily attributable to $9.7 million in cash received from the issuance of convertible debentures, net of issuance costs, in March 2002 offset by cash used in operations as well as the payment of the outstanding balances under our credit facility and capital leases. Net cash used in operating activities during the three months ended March 31, 2002 was $2.7 million. We also used cash of $491,000 to purchase equipment and other fixed assets, made principal payments on capital lease obligations of $285,000 and principal payments on our credit facility obligations of $2.0 million. Cash provided by the sale of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan was $99,000.

      We require substantial working capital to fund our business, particularly to finance inventories, accounts receivable, research and development activities and capital expenditures as well as to fund our operating losses. To date, we have financed our operations and capital expenditures primarily with the proceeds from our initial public offering completed in February 1998, our operating income and the proceeds from the issuance of convertible debentures. In 2001, we became dependent on cash that was provided by our bank under a credit facility. In addition, from time to time, we have obtained advance payments in connection with certain customer purchase orders. In the fourth quarter of 2001, we received an advance payment of approximately $3.6 million that was classified as a customer deposit in the accompanying consolidated balance sheet as of December 31, 2001; the related customer orders were fulfilled in February 2002. We do not anticipate receiving customer advance payments in the future. Our future capital requirements will depend on many factors, including the rate of revenue growth, if any, as well as our gross margin and our levels of operating expenses, including product research and development, sales and marketing and general and administrative expenses.

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

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. (a) Exhibits

      The following exhibits are filed or incorporated by reference as stated below:

        Exhibit Number                            Description
        --------------                            -----------
            3.1$ Amended and Restated Certificate of Incorporation of the Company.

            3.1.1@ Certificate of Amendment to Amended and Restated Certificate of Incorporation.

            3.2*              Restated By-Laws of the Company.

            4.1@@ Registration Rights Agreement, dated as of March 25, 2002, between Visual Networks Inc. and the Purchasers named therein (filed as Exhibit 99.3 to the Form 8-K).

            4.2@@ Form of 5% Senior Secured Convertible Debenture of Visual Networks, Inc. due March 25, 2006 (filed as
                              Exhibit 99.2 to the Form 8-K).

            4.1@@ Form of Warrant of Visual Networks, Inc., dated March 25, 2002 (filed as Exhibit 99.4 to the Form 8-K).

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

            10.6****++        Master Purchase of Equipment and Services
                              Agreement, dated as of May 22, 2000, between Sprint/United Management Company and the Company.

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

            10.12* Terms of Employment, dated June 11, 1997, by and between the Company and Peter J. Minihane, as amended.

            10.17**           Net2Net 1994 Stock Option Plan.

            10.20$$           1999 Employee Stock Purchase Plan, as amended
                              April 11, 2001.

            10.22%            Inverse Network Technology 1996 Stock Option Plan.

            10.23!!           Avesta Technologies 1996 Stock Option Plan.

            10.24****         Loan and Security Agreement, dated February 28,
                              2001, by and between Silicon Valley Bank and the Company.

            10.24.1!!!        First Loan Modification to the Loan and Security
                              Agreement, dated May 24, 2001 (related to Exhibit
                              10.24).

            10.24.2!!!!       Second Loan Modification to the Loan and Security
                              Agreement, dated December 20, 2001 (related to
                              Exhibit 10.24).

            10.25****         Accounts Receivable Financing Agreement dated
                              February 28, 2001, by and between Silicon Valley
                              Bank and the Company.

            10.25.1!!!        First Loan Modification to the Accounts Receivable
                              Financing Agreement, dated May 24, 2001 (related to Exhibit 10.25).

            10.25.2!!!!       Second Loan Modification to the Accounts
                              Receivable Financing

                              Agreement, dated December 20, 2001 (related to
                              Exhibit 10.25).

            10.25.3!!!!       Third Loan Modification to the Accounts Receivable
                              Financing Agreement, dated February 28, 2002
                              (related to Exhibit 10.25).

            10.26****         Intellectual Property Security Agreement dated
                              February 28, 2001, by and between Silicon Valley
                              Bank and the Company.

            10.28!!! Employment Agreement, dated May 3, 2001, by and between the Company and Elton King.

            10.29!!! Nonstatutory Stock Option Grant Agreement, dated May 3, 2001, by and between the Company and Elton King.

            10.30!!! Terms of Employment, dated July 27, 2000, by and between the Company and Steve Hindman.

            10.31!!!!         Terms of Employment, dated October 23, 2001, by
                              and between the Company and John Saunders.

            10.32!!!!         Consulting Agreement, dated February 16, 2002, by
                              and between the Company and Peter J. Minihane.

            10.33@@ Securities Purchase Agreement, dated as of March 25, 2002, between Visual Networks, Inc. and the Purchasers named therein (filed as Exhibit 99.1 to the Form 8-K).

            10.34@@ Security Agreement, dated as of March 25, 2002, between Visual Networks, Inc. and the Secured Parties named therein (filed as Exhibit 99.5 to the Form 8-K).

            10.35@@ IP Security Agreement, dated as of March 25, 2002, between Visual Networks, Inc., its subsidiaries and the Secured Parties named therein (filed as Exhibit 99.6 to the Form 8-K).

            10.36++ Agreement for Electronic Manufacturing Services, dated March 1, 2000, by and between Visual Networks Operations, Inc. and Celestica Corporation.

            21.1****          List of subsidiaries of the Company.

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

            % Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, No. 333-88719.

            @ Incorporated herein by reference to the Company's Registration Statement on Form S-4, No. 333-33946.

            @@ Incorporated herein by reference to the Company's Current Report on Form 8-K filed March 27, 2002.

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

                                   VISUAL NETWORKS, INC.


                                   By: /s/ ELTON R. KING
                                       -----------------------------------------
                                                    Elton R. King
                                        President and Chief Executive Officer

August 19, 2002