Form 10-Q
period 2002-06-30
VISUAL NETWORKS INC
filed 2002-08-19
CIK 1000495

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-0001

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the three months ended June 30, 2002

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

                              VISUAL NETWORKS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                            FOR THE SIX MONTHS ENDED
                                  JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements:
     Consolidated Balance Sheets--  December 31, 2001
       and June 30, 2002 ..................................................    3
     Consolidated Statements of Operations -- Three and six months
      ended June 30, 2001 and 2002 ........................................    4
     Consolidated Statements of Cash Flows-- Six months
      ended June 30, 2001 and 2002 ........................................    5
     Notes to Consolidated Financial Statements ...........................    6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations ..................................   14
  Item 3. Qualitative and Quantitative Disclosure about
     Market Risk ..........................................................   27
PART II. OTHER INFORMATION
  Items 1-- 6 .............................................................   28
  Signatures ..............................................................   33

                          PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

                              VISUAL NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                   December 31,             June 30,
                                                                                       2001                   2002
                                                                                   ------------            ---------
ASSETS
Current assets:
  Cash and cash equivalents .................................................       $   5,921              $   6,634
  Restricted short-term investment ..........................................           2,503                  2,503
  Accounts receivable, net of allowance of $554 and $1,057,
     respectively ...........................................................           7,488                 11,899
  Inventory, net ............................................................           5,768                  5,310
  Other current assets ......................................................           1,161                  1,036
                                                                                    ---------              ---------
          Total current assets ..............................................          22,841                 27,382
Property and equipment, net .................................................           6,061                  4,856
Deferred debt issuance costs, net of current portion ........................              --                    637
                                                                                    ---------              ---------
          Total assets ......................................................       $  28,902              $  32,875
                                                                                    =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses .....................................       $  11,723              $  11,354
  Deferred revenue ..........................................................          11,782                  9,413
  Customer deposits .........................................................           3,588                     --
  Line of credit ............................................................           1,663                     --
  Current portion of long-term debt .........................................             661                     --
                                                                                    ---------              ---------
          Total current liabilities .........................................          29,417                 20,767
Convertible debentures, net of unamortized debt discount of $2,928 ..........              --                  7,572
                                                                                    ---------              ---------
          Total liabilities .................................................          29,417                 28,339
                                                                                    ---------              ---------

Stockholders' equity (deficit):
  Common stock, $.01 par value, 200,000,000 shares
     authorized, 31,915,752 and 32,175,386 shares issued
     and outstanding as of December 31, 2001 and
     June 30, 2002, respectively ............................................             319                    322
  Warrants ..................................................................              --                  2,087
  Additional paid-in capital ................................................         473,132                474,614
  Deferred compensation .....................................................             (80)                   (76)
  Accumulated other comprehensive income ....................................              21                     --
  Accumulated deficit .......................................................        (473,907)              (472,411)
                                                                                    ---------              ---------
          Total stockholders' equity (deficit) ..............................            (515)                 4,536
                                                                                    ---------              ---------
          Total liabilities and stockholders' equity (deficit) ..............       $  28,902              $  32,875
                                                                                    =========              =========

          See accompanying notes to consolidated financial statements.

                              VISUAL NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                      For the Three Months         For the Six Months
                                                                         Ended June 30,               Ended June 30,
                                                                     ---------------------      -----------------------
                                                                        2001        2002          2001           2002
                                                                     --------     --------      --------       --------
Revenue:
  Hardware revenue .........................................         $ 14,621     $  8,759      $ 26,714       $ 19,820
  Software revenue .........................................            1,002        3,703         1,310          5,094
  Support and services revenue .............................            4,706        2,747         9,691          7,088
                                                                     --------     --------      --------       --------
      Total revenue ........................................           20,329       15,209        37,715         32,002
                                                                     --------     --------      --------       --------
Cost of revenue:
  Product cost of revenue ..................................            7,207        3,071        11,796          7,303
  Support and services cost of revenue .....................            2,094          580         4,467          1,324
                                                                     --------     --------      --------       --------
      Total cost of revenue ................................            9,301        3,651        16,263          8,627
                                                                     --------     --------      --------       --------
  Gross profit .............................................           11,028       11,558        21,452         23,375
                                                                     --------     --------      --------       --------
Operating expenses:
  Research and development .................................            5,377        3,137        11,160          6,462
  Sales and marketing ......................................            9,137        5,266        18,587         11,201
  General and administrative ...............................            2,346        1,971         5,018          3,738
  Restructuring and impairment charges .....................            6,276           --         6,276             --
  Amortization of acquired intangibles .....................              319           --           792             --
                                                                     --------     --------      --------       --------
          Total operating expenses .........................           23,455       10,374        41,833         21,401
                                                                     --------     --------      --------       --------
Income (loss) from operations ..............................          (12,427)       1,184       (20,381)         1,974
Interest income (expense), net .............................               97         (369)          384           (478)
                                                                     --------     --------      --------       --------
Income (loss) before income taxes ..........................          (12,330)         815       (19,997)         1,496
Income taxes ...............................................               --           --            --             --
                                                                     --------     --------      --------       --------
Net income (loss) ..........................................         $(12,330)    $    815      $(19,997)      $  1,496
                                                                     ========     ========      ========       ========
Basic earnings (loss) per share ............................         $  (0.39)    $   0.03      $  (0.64)      $   0.05
                                                                     ========     ========      ========       ========
Diluted earnings (loss) per share ..........................         $  (0.39)    $   0.03      $  (0.64)      $   0.05
                                                                     ========     ========      ========       ========
Basic weighted-average shares outstanding ..................           31,514       32,106        31,455         32,033
                                                                     ========     ========      ========       ========
Diluted weighted-average shares outstanding ................           31,514       32,142        31,455         32,487
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

                              VISUAL NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                           For the Six Months
                                                                                              Ended June 30,
                                                                                        ------------------------
                                                                                          2001            2002
                                                                                        --------         -------
Cash flows from operating activities:
  Net income (loss) ........................................................            $(19,997)        $ 1,496
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation and amortization .........................................               3,459           1,898
     Non-cash restructuring and impairment charges .........................               4,292              --
     Non-cash interest expense .............................................                  --             253
     Translation gain from foreign subsidiary ..............................                  --             (21)
  Changes in assets and liabilities:
     Accounts receivable ...................................................               1,703          (4,411)
     Inventory .............................................................               3,577             458
     Other assets ..........................................................                 741             357
     Accounts payable and accrued expenses .................................              (7,910)           (369)
     Deferred revenue ......................................................              (1,925)         (2,369)
     Customer deposits .....................................................               1,664          (3,588)
                                                                                        --------         -------
       Net cash used in operating activities ...............................             (14,396)         (6,296)
Cash flows from investing activities:
                                                                                        --------         -------
  Net sales of short-term investments ......................................               3,122              --
  Expenditures for property and equipment ..................................                (328)           (589)
                                                                                        --------         -------
       Net cash provided by (used in) investing activities .................               2,794            (589)
                                                                                        --------         -------
Cash flows from financing activities:
  Exercise of stock options and employee stock purchase
     plan ..................................................................                 602             349
  Proceeds from issuance of convertible debentures and
     warrants, net of issuance costs .......................................                  --           9,573
  Net borrowings (repayments) under credit agreements ......................                 451          (2,039)
  Principal payments on capital lease obligations ..........................                (306)           (285)
                                                                                        --------         -------
       Net cash provided by financing activities ...........................                 747           7,598
                                                                                        --------         -------
Effect of exchange rate changes ............................................                   4              --
                                                                                        --------         -------
Net increase (decrease) in cash and cash equivalents .......................             (10,851)            713
Cash and cash equivalents, beginning of period .............................              17,369           5,921
                                                                                        --------         -------
Cash and cash equivalents, end of period ...................................            $  6,518         $ 6,634
                                                                                        ========         =======
Supplemental cash flow information:
  Cash paid for interest ...................................................            $     46         $   166
                                                                                        ========         =======
Supplemental disclosure of non-cash investing and financing activities:
  Issuance of common stock, options and warrants in acquisition ............            $   (990)        $    --
                                                                                        ========         =======

          See accompanying notes to consolidated financial statements.

                              VISUAL NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies:

      Visual Networks, Inc. ("Visual" or the "Company") designs, manufactures, sells and supports systems that manage the level of service provided over telecommunications networks, including networks that support the Internet.

Risks and Other Important Factors

      The Company incurred significant losses from the second quarter of 2000 through the fourth quarter of 2001. The deterioration of the Company's operating results in 2000, excluding the effects of impairment and restructuring charges and the write-off of in-process research and development ("IPR&D"), was due primarily to decreased revenue and increased operating expenses compared to 1999. The Company made significant reductions in operating expenses in 2000, 2001 and 2002, including those resulting from the closure of three facilities and the reduction of its workforce by approximately 270 employees from October 2000 through June 2002, approximately 40 of whom were terminated during the six months ended June 30, 2002.

      Based on its current cost structure, the Company's ability to generate operating income is, in large part, dependent on its success in achieving quarterly revenue of at least $14.0 million to $15.0 million, achieving quarterly gross margins of 70% to 75% and maintaining or further reducing operating expenses. Due to market conditions, competitive pressures and other factors beyond the Company's control, there can be no assurances that the Company will be able to achieve these quarterly goals. In the event that the Company does not realize anticipated cost reductions or achieve its revenue goals, it may be required to further reduce its cost structure. While the Company returned to profitability for the three and six months ended June 30, 2002, there can be no assurance that the Company will remain profitable.

      The success of the Company is also dependent on its ability to generate adequate cash for operating and capital needs. To meet its cash requirements, the Company is relying on its existing cash and cash equivalents and the net proceeds from the issuance of the convertible debentures (see Note 3), together with future product sales and the collection of the related accounts receivable. If cash provided by these sources is not sufficient to fund future operations, the Company will be required to further reduce its operating expenditures or to seek additional capital through other means including the sale of assets, the sale of equity securities or additional borrowings. There can be no assurances that additional capital will be available, or available on terms that are reasonable or acceptable to the Company, particularly in light of the Company's accumulated deficit position.

      The Company's operations and financial position are subject to certain risks and uncertainties including, among other things, its accumulated deficit, uncertainty of future profitability and possible fluctuations in financial results, substantial fixed operating costs, possible substantial dilution to common stockholders as a result of the terms of its convertible debentures, dependence on sales to key customers, including WorldCom, dependence on a sole-source subcontract manufacturer, potential delisting and reduced liquidity of its shares resulting from failure to meet the Nasdaq listing requirements, the potential triggering of early repayment of the debentures, the downturn in the telecommunications industry, long sales cycles, improvements to the infrastructure of the Internet, rapid technological change, growing competition from several market segments, product errors, dependence upon sole and limited source suppliers and fluctuations in component pricing, claims of patent infringement by third parties, failure to protect its intellectual property rights, dependence upon key employees, ability to retain employees and the defense of a purported class action lawsuit. Failure to meet any of these and other challenges could adversely affect the Company's future operating results and financial condition.

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

      These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2001. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring which are necessary for a fair presentation of results for the interim periods. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that will be achieved for the entire year ending December 31, 2002.

Principles of Consolidation

      The consolidated financial statements include the accounts of Visual Networks, Inc. and its wholly owned subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation.

Investments

      As of December 31, 2001, the Company held a certificate of deposit in the amount of $2.5 million that matures on October 31, 2002. The certificate of deposit has been included as a restricted short-term investment (see Note 2) in the accompanying consolidated balance sheets as of December 31, 2001 and June 30, 2002. The certificate of deposit is held by a bank to collateralize a $2.5 million letter of credit issued in favor of the Company's contract manufacturer.

Inventory

      Cost of revenue consists of subcontracting costs, component parts, warehouse costs, direct compensation costs, communication costs, warranty and other contractual obligations, royalties, license fees and other overhead expenses related to the manufacturing operations. Product cost of revenue includes both hardware and software cost of revenue in the accompanying consolidated statements of operations. Cost of revenue related to software sales has not been significant. Support and services cost of revenue includes benchmark services, professional services and technical support costs in the accompanying consolidated statements of operations. Inventory is stated at the lower of average cost or market, and consists of the following (unaudited, in thousands):

                                           December 31,     June 30,
                                               2001           2002
                                           ------------     --------
            Raw materials ............       $  1,137       $  1,705
            Work-in-progress .........            238             74
            Finished goods ...........          4,393          3,531
                                             --------       --------
                                             $  5,768       $  5,310
                                             ========       ========

Accounts Payable and Accrued Expenses

    Accounts payable and accrued expenses consist of the following (unaudited, in thousands):

                                           December 31,     June 30,
                                               2001           2002
                                           ------------     --------
            Accounts payable ...........     $   2,644      $  4,219
            Accrued compensation .......         1,794         1,600
            Accrued restructuring ......         1,421           898
            Other accrued expenses .....         5,864         4,637
                                             ---------      --------
                                             $  11,723      $ 11,354
                                             =========      ========

Revenue Recognition

      The Company's service management products and services include hardware, software, benchmark services, professional services and technical support. Benchmark services, professional services and technical support revenues are reported as service revenue in the accompanying consolidated statements of operations. The Company recognizes revenue from the sale or license of its products in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition" and SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which summarizes existing accounting literature and require that four criteria are met prior to the recognition of revenue. The Company's accounting policies regarding revenue recognition are written to comply with the following criteria: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the fees are fixed and determinable; and 4) collectibility is probable.

Where agreements provide for customer acceptance, the Company recognizes revenue upon acceptance of the product by the customer. Generally, the Company's agreements have not included any specific customer acceptance provisions. However, the Company does allow some of its customers to evaluate its products before making a decision to purchase. The Company recognizes revenue under these arrangements once the evaluation process is complete and all other criteria are met. Revenue from multiple-element software arrangements is recognized using the residual method whereby the fair value of any undelivered elements, such as customer support and services, is deferred and any residual value is allocated to the software and recognized as revenue upon delivery and passage of title. The fair values of professional services, technical support and training have been determined based on the Company's specific objective evidence of fair value. The Company's specific objective evidence of fair value is based on the price the Company charges customers when the service is sold separately.

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

      The Company sells its products directly to service providers and end-user customers, as well as through indirect channels. Certain reseller customers have stock rotation rights, under which the customer can exchange previously purchased products for other products of equal or greater cost, subject to certain limitations, based on their end-user customers' requirements. The Company recognizes revenue under these arrangements once the stock rotation right expires or the product has been resold by the Company's master distributor.

      The Company examines the specific facts and circumstances of all sales arrangements with payment terms extending beyond its normal payment terms to make a determination of whether the sales price is fixed and determinable and whether collectibility is probable. Payment terms are not tied to milestone deliverables or customer acceptance. The evaluation of the impact on revenue recognition, if any, includes the Company's history with its customers and the specific facts of each arrangement. The Company generally does not offer payment terms that differ from its normal payment terms. However, in the year ended December 31, 2001, the Company recognized software license revenue of approximately $2.6 million on new arrangements with previously existing customers that contain payment terms beyond the normal payment terms. Payments become due under these arrangements through July 2002. As of August 19, 2002, all scheduled payments had been made in full in accordance with the terms of the relevant arrangements.

      The Company has agreements with certain service providers that provide price protection in the event that more favorable prices and terms are granted to any other similarly situated customer. When required, reserves for estimated price protection credits are established by the Company concurrently with the recognition of revenue. The Company monitors the factors that influence the pricing of its products and service provider inventory levels and makes adjustments to these reserves when management believes that actual price protection credits may differ from established estimates.

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

      In June 2001, the Company announced the sale of the Visual Internet Benchmark service. The Company will continue to recognize revenue from the Visual Internet Benchmark service for existing contracts, under which the Company is still required to perform services through May 2003, most of which is currently in deferred revenue. The Company receives royalty payments from the purchaser on new contracts, which are included in support and services revenue in the accompanying statement of operations for the three and six months ended June 30, 2002.

Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. The Company generally sells its products to large telecommunications and Internet service provider companies primarily in the United States. The Company grants credit terms without collateral to its customers and, prior to June 30, 2002, has not experienced any significant credit related losses. Accounts receivable include allowances to record receivables at their estimated net realizable value. As of June 30, 2002, three customers individually represented

38%, 35% and 10% of accounts receivable. Subsequent to June 30, 2002, the Company wrote-off approximately $650,000 in receivable balances against the allowance for bad debts, which was $1.1 million as of June 30, 2002.

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

Comprehensive Income

      The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," which establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments and the unrealized gains and losses on marketable securities to be included in other comprehensive income. Because the Company has not had any significant components of other comprehensive income, the reported net income (loss) does not differ materially from comprehensive income (loss) for the three and six months ended June 30, 2001. During 2002, the Company converted operations for its Canadian subsidiary to U.S. Dollars and recorded the translation gain in the accompanying consolidated statement of operations, and as of June 30, 2002, the Company had no operations denominated in foreign currency.

Segment Reporting and Significant Customers

      SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. Management has concluded that the Company's operations occur in one segment only based upon the information used by management in evaluating the performance of the business. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The revenue and assets of the Company's foreign subsidiaries have not been significant. During the six months ended June 30, 2002, the Company closed its branch in France and began efforts to close its subsidiary in Singapore. For the six months ended June 30, 2001, three customers individually represented 31%, 14% and 11% of revenue. For the six months ended June 30, 2002, three customers individually represented 34%, 15% and 11% of revenue. The agreements with the Company's significant customers do not obligate these customers to make any minimum purchases from the Company.

      The following table presents the Company's revenue by product (unaudited, in thousands):

                                                                    Three Months Ended              Six Months Ended
                                                                        June 30,                         June 30,
                                                                 -----------------------         -----------------------
                                                                   2001            2002            2001            2002
                                                                 -------         -------         -------         -------
            Visual UpTime ..............................         $15,450         $10,446         $28,109         $24,063
            Visual Cell Tracer .........................             854               1           1,329             768
            Visual IP InSight ..........................           1,600           4,261           2,696           5,813
            Royalties ..................................              --             194              --             282
                                                                 -------         -------         -------         -------
                  Continuing products ..................          17,904          14,902          32,134          30,926
            Visual Internet Benchmark ..................           1,269             235           2,658             630
            Visual Trinity and eWatcher ................           1,156              72           2,923             446
                                                                 -------         -------         -------         -------
                  Discontinued products ................           2,425             307           5,581           1,076
                                                                 -------         -------         -------         -------
                  Total  revenue .......................         $20,329         $15,209         $37,715         $32,002
                                                                 =======         =======         =======         =======

      During 2001, the Company discontinued development and sales efforts of Visual Trinity and sold the Visual Internet Benchmark service. During 2001, the Company began evaluating the Visual eWatcher product, which, to date, has not generated significant revenue. The Company believes this product's web performance management functionality may be valuable and is exploring alternatives for this product.

Basic and Diluted Earnings (Loss) Per Share

      SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.

      Diluted earnings (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options and warrants to purchase 8,395,481 shares of common stock that were outstanding as of June 30, 2001 were not included in the computation of diluted loss per share for the three and six months ended June 30, 2001 as their effect would be anti-dilutive. The treasury stock effect of options and warrants to purchase 8,636,436 shares of common stock that were outstanding at June 30, 2002 are included in the computation of diluted earnings per share for the three and six months ended June 30, 2002. The effect of the convertible debentures issued in March 2002 (see Note 3) that are convertible into 2,986,093 shares of common stock has not been included in the computation of diluted earnings per share for the three or six months ended June 30, 2002 as their effect would be anti-dilutive.

      The following details the computation of the earnings (loss) per share (unaudited, in thousands, except per share data):

                                                                        Three Months Ended              Six Months Ended
                                                                               June 30,                      June 30,
                                                                      -----------------------       -----------------------
                                                                         2001          2002           2001            2002
                                                                      --------        -------       --------        -------
         Net income (loss) ....................................       $(12,330)       $   815       $(19,997)       $ 1,496
                                                                      ========        =======       ========        =======
         Diluted weighted-average shares outstanding
         Weighted-average share calculation:
         Basic weighted-average shares outstanding:
           Average number of shares of common stock
              outstanding .....................................         31,514         32,106         31,455         32,033
         Diluted weighted-average shares
         outstanding:
           Treasury stock effect of options and
              warrants ........................................             --             36             --            454
                                                                      --------        -------       --------        -------
         Diluted weighted-average shares outstanding ..........         31,514         32,142         31,455         32,487
                                                                      ========        =======       ========        =======
         Earnings (loss) per common share:
           Basic earnings (loss) per share ....................       $  (0.39)       $  0.03       $  (0.64)       $  0.05
                                                                      ========        =======       ========        =======
           Diluted earnings (loss) per share ..................       $  (0.39)       $  0.03       $  (0.64)       $  0.05
                                                                      ========        =======       ========        =======

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill on December 31, 2001 that existed at June 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will also not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company did not have any outstanding goodwill or other intangibles as of December 31, 2001 and June 30, 2002. The Company also did not have any goodwill during 2001. The adoption of SFAS No. 142 did not have a material effect on the Company's financial position or results of operations.

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

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 is effective in the first quarter of 2002. The Company adopted SFAS No. 144 during the six months ended June 30, 2002 and the adoption did not have a material effect on the Company's financial position or results of operations.

      In August 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". It addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including

Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date of an entity's commitment to an exit plan. The new standard is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not believe that SFAS No. 146 will have a material effect on the Company's financial position or results of operations.

2. Credit Agreements and Long-Term Debt:

      During 2001 through March 2002, the Company maintained a credit facility, as amended, that included an accounts receivable-based arrangement providing for borrowings up to the lesser of $10.0 million or 80% of eligible accounts receivable (as defined in the credit facility and determined by the bank). The bank credit facility included an equipment financing facility. During the six months ended June 30, 2001, the Company borrowed approximately $451,000 to be repaid over 36 months under the equipment financing facility, of which $376,000 was outstanding as of December 31, 2001. As of December 31, 2001, the Company also had approximately $1.7 million of borrowings outstanding at an interest rate of 6.75% under the accounts receivable-based arrangement.. In connection with the issuance of the convertible debentures (see Note 3), the Company repaid the outstanding balance of the credit facility, and the related loan agreements were terminated. As a result, the borrowings under the accounts receivable-based and equipment financing arrangements were classified as current in the accompanying consolidated balance sheet as of December 31, 2001.

      In December 2000, the bank issued a standby letter of credit, as amended, in favor of the Company's contract manufacturer, that expires on September 30, 2002 in the amount of $2.5 million. The Company secured the letter of credit with a pledge of a certificate of deposit in the amount of $2.5 million, as amended, which is recorded as a restricted short-term investment in the accompanying consolidated balance sheets as of December 31, 2001 and June 30, 2002.

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

      The Debentures include certain financial covenants related to earnings before interest, taxes, depreciation and amortization, less capital expenditures, for 2002 and 2003. If the financial covenants are not met, the holders may cause the Company to redeem the Debentures at a price equal to the principal amount of the Debentures plus accrued interest. The redemption may be made in common stock or cash at the Company's option provided certain conditions are satisfied. Cash redemption of the Debentures also may be required upon a specified change of control or upon the occurrence of any one of the other triggering events, including but not limited to, default on other indebtedness and failure to maintain the common stock listing on an eligible market. In the event that the financial covenant for 2002 is achieved, the first priority lien in favor of the debenture holders shall be released.

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

      The holders of the Debentures also received the right to purchase shares of to-be-created Series A preferred stock (the "Preferred Stock Rights") at certain dates in the future. The first Preferred Stock Right for 575 shares for $5.8 million expired on May 6, 2002. The holders did not exercise the right to purchase these shares of Series A preferred stock. The second Preferred Stock Right for 307 shares for $3.1 million may be exercised at any time after the six-month anniversary but before the fifteen-month anniversary of the issuance of the Debentures. The third Preferred Stock Purchase Right for 170 shares for $1.7 million also expired on May 6, 2002.

The holders also did not exercise the right to purchase these shares of Series A preferred stock. The Debenture holders were also granted certain equity participation and registration rights.

      Under the terms of the Debentures, a number of events could trigger the Debenture holders' right to force early repayment of 115% of the outstanding principal plus accrued and unpaid interest owed under the debentures. Events constituting a triggering event include:

      o default by the Company on other indebtedness or obligations under any other debenture, any mortgage, credit agreement or other facility, indenture agreement, factoring agreement or other instrument under which there may be issued, or by which there may be secured or evidenced, any indebtedness for borrowed money or money due under any long term leasing or factoring arrangement in an amount exceeding $500,000;

      o failure by the Company to have its common stock listed on an eligible market;

      o     bankruptcy of the Company;

      o engagement by the Company in certain change in control, sale of assets or redemption transactions;

      o failure by the Company to timely file its 2002 or 2003 annual reports on Form 10-K; and

      o certain other failures by the Company to perform obligations under the Debenture agreement and/or the related agreements.

      In addition, if the Company's earnings before interest, taxes, depreciation and amortization, less capital expenditures, for the fiscal year ended December 31, 2002 is less than $2,750,000, the Debenture holders may require the Company to prepay all or a portion of up to 50% of the outstanding principal amount of their Debentures. If the Company's earnings before interest, taxes, depreciation and amortization, less capital expenditures, for the fiscal year ended December 31, 2003 is less than $6,500,000, the Debenture holders may require the Company to prepay all or a portion of up to 100% of the outstanding principal amount of the Debentures.

      If the Company does not have sufficient cash to repay these amounts if required, the Company may be required to seek additional capital through a sale of assets, sale of additional securities or through additional borrowings, none of which may be available on terms reasonably acceptable to the Company.

      The total Debentures of $10.5 million are included in the accompanying balance sheet as of June 30, 2002, net of unamortized debt discount of approximately $2.9 million, which represents the fair market value after allocating the proceeds to the various additional components of the debt. Approximately $2.1 million in proceeds from the Debentures were allocated to the value of the warrants. The fair value of the warrants was determined using the Black-Scholes valuation model with the following assumptions: no dividend yield, expected volatility of 129%, risk-free interest rate of 4.85% and a term of five years. Approximately $260,000 in proceeds from the Debentures was allocated to the value of the Preferred Stock Rights as determined by an independent appraisal. On the date of issuance of the Debentures, the conversion price of the Debentures, after taking into consideration the allocation of proceeds to the warrants and Preferred Stock Rights, was less than the quoted market price of the Company's common stock. Accordingly, approximately $1.0 million in proceeds from the Debentures was allocated to additional paid-in capital to recognize this beneficial conversion feature. The discount on the Debentures resulting from the allocation of proceeds to the value of the warrants, Preferred Stock Rights and beneficial conversion will be amortized as a charge to interest expense over the four-year period until the Debentures become due in March 2006.

4. Commitments and Contingencies:

Litigation

      In July, August and September 2000, several purported class action complaints were filed against the Company and certain of the Company's former executives (collectively, the "defendants"). These complaints have since been combined into a single consolidated amended complaint (the "complaint"). The complaint alleges that between February 7, 2000 and August 23, 2000, the defendants made false and misleading statements, which had the effect of inflating the market price of the Company's stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint does not specify the amount of damages sought. The Company believes that the plaintiffs' claims are without merit and intends to defend against these allegations vigorously. The Company has filed a motion to dismiss the complaint, which is now pending before the court. The Company expects that a substantial portion of the legal costs that it has incurred and may continue to incur related to this matter will be paid by its directors' and officers' insurance policy. The Company cannot presently determine the ultimate outcome of this action. A negative outcome could have a material adverse effect on the Company's financial position or results of operations. Failure to prevail in the litigation could result in, among other things, the payment of substantial monetary damages, in excess of any amounts paid by the Company's directors' and officers' insurance. The Company has not recorded any liability related to this matter in the accompanying balance sheets as of December 31, 2001 and June 30, 2002.

      The Company is periodically a party to disputes arising from normal business activities including various employee-related matters. In the opinion of management, resolution of these matters will not have a material adverse effect upon the Company's financial position or future operating results.

5. Subsequent Events:

      A significant customer of the Company, WorldCom, filed for bankruptcy on July 21, 2002. WorldCom represented approximately $12.3 million and $7.6 million in revenue for the years ended December 31, 2000 and 2001, respectively, and approximately $1.3 million and $2.3 million in revenue for the three months ended March 31, 2002 and June 30, 2002, respectively. As of June 30, 2002, WorldCom owed the Company approximately $1.3 million that is included in accounts receivable in the accompanying balance sheet. The Company received a subsequent payment from WorldCom prior to bankruptcy for approximately $700,000. The remaining accounts receivable balance of approximately $650,000 will be written off against the allowance for bad debts during the three months ended September 30, 2002, which was $1.1 million as of June 30, 2002. Any future recoveries of these to-be-written-off receivables will be recorded when and if they are received.

      Due to the relationship that the Company has with WorldCom and its customers, the Company is continuing to sell products to WorldCom in bankruptcy. The Company has taken steps to limit its financial exposure. In July 2002, the Company signed an amendment to its agreement with WorldCom that established new terms and conditions under which the Company will conduct business with WorldCom during the bankruptcy. WorldCom agreed to payment terms of 15 calendar days after the receipt of products and is currently subject to an overall credit limit of $1.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      From our incorporation in August 1993 through December 1996, our principal objective was to secure sufficient equity financing to enable us to accelerate product development efforts of Visual UpTime for frame relay deployment and create the infrastructure necessary to support these efforts. We first shipped Visual UpTime in mid-1995 and began generating significant revenue during 1996. Since our inception, we have focused on establishing relationships with service providers with the goal of having these service providers include our products into their infrastructure or in their service offerings to their subscribers. Consistent with this goal, we have established agreements with AT&T, Equant, Sprint and WorldCom. During 1998, 1999 and 2000, we continued to focus on selling Visual UpTime, and added to the following products: the Net2Net product, Cell Tracer, in 1998; the Inverse products, Visual IP InSight and Visual Internet Benchmark, in 1999; and the Avesta products, Visual Trinity and Visual eWatcher, in 2000. During 2001, we discontinued development and sales efforts of Visual Trinity and sold the Visual Internet Benchmark service. During 2001, we began evaluating our Visual eWatcher product, which, to date, has not generated significant revenue. We believe the web performance management functionality of this product may be valuable, and we are exploring alternatives. During the six months ended June 30, 2002, we amended our agreement with Network Associates, Inc. (NAI) for the Cell Tracer product so that NAI received the source code for the Visual Cell Tracer product to allow it to support and modify the product. As a result of decreased demand from NAI, we anticipate that NAI will place final orders with us by early 2003, and we do not anticipate any significant revenue from the sale of this product to other customers. We continue to focus on sales of Visual UpTime and Visual IP InSight. In response to these events, we have revised our business plan to reflect lower projected revenues and reduced our operating expenses to a level that we believe is sufficient to allow us to remain profitable if we are able to achieve revenues of $14.0 million to $15.0 million each quarter and meet our target operating margins.

      We acquired Avesta Technologies on May 24, 2000. We believed that the acquisition of Avesta would provide critical pieces to our articulated strategy to become one of the largest service management vendors with one of the industry's broadest portfolios of products and functionality. We also anticipated that the merger would bring us closer to providing a single-vendor solution to the internet infrastructure management needs of customers, especially the integration of networks, systems and applications into a unified service view for service providers and their enterprise subscribers. We expected to generate revenue from the Avesta products of approximately $30 million in 2000. Instead, these products generated revenues of only $7.3 million in 2000, and significantly increased our operating expenses. Subsequent to the acquisition, we concluded that, without significant modifications, the primary Avesta product, Trinity, was not a viable solution for our strategic service provider customers. The product was more specifically targeted to direct enterprise customers, which did not fit with our service provider focused business plan. As a result of an analysis performed by a company-wide task force, we determined that the time and expense required to make the Visual Trinity product competitive in its market space and more suitable to our service provider customers would be prohibitive. These factors, in conjunction with revenue declines in our other products, resulted in a $328.8 million impairment charge and $7.0 million in restructuring charges in 2000. In 2001, we discontinued the Visual Trinity product, resulting in $3.3 million in additional impairment charges related to the remaining intangible assets from the Avesta acquisition, $3.7 million in a write down related to an investment that was acquired with Avesta that was determined to be impaired as of December 31, 2001 and $2.3 million (net of reversals) in restructuring charges. We did not have any significant remaining assets related to Avesta included in our balance sheet as of December 31, 2001.

      Following the acquisition of Avesta, we allowed our business strategy to become less focused, which increased the complexity of our business and adversely affected our results of operations. We incurred significant losses from the second quarter of 2000 through the fourth quarter of 2001. The deterioration of our operating results that began in 2000, excluding the effects of the impairment and restructuring charges and the write-off of in-process research and development, was due primarily to decreased revenue and increased operating expenses following the Avesta acquisition. In response, we made significant reductions in operating expenses in the remainder of 2000, 2001 and 2002 resulting from the closure of three facilities and the reduction of our workforce by approximately 270 employees from October 2000 to June 2002, including approximately 40 of whom were terminated during the six months ended June 30, 2002.

      We returned to profitability for the three and six months ended June 30, 2002. However, we have continued to experience declining revenue from $37.7 million for the six months ended June 30, 2001 to $32.0 million for the six months ended June 30, 2002. The revenue decrease included a reduction in the sale of each of our major products. The decrease included $561,000 in revenue from the Cell Tracer product, which consisted almost entirely of reduced demand from NAI. Visual UpTime revenue decreased by $4.0 million decrease in Visual UpTime revenue reflecting: 1) the overall downturn in the telecommunications industry, which was reflected in a slowdown in demand for telecommunications products and services, including those based on our products and 2) our service provider customers, specifically AT&T, and their tighter inventory control. Revenue from the Visual IP InSight product increased $3.1 million due to a $3.5 million sale to Verizon, offset by decreases in revenue from other customers. Exclusive of the sale to Verizon, we have seen a decline in Visual IP InSight revenue resulting from both the bankruptcies of many of the new Internet Service Providers that were our primary targets for Visual IP InSight, and the events of September 11, 2001, which caused a slowdown in acquisition and deployment of telecommunications products and services, including those based on Visual IP InSight. The $4.5 million decrease in revenue from Visual eWatcher, Visual Internet Benchmark and Visual Trinity reflects, respectively, the reduced sales and marketing focus on Visual eWatcher as we evaluated prospects for that technology, the sale of Visual Internet Benchmark and the discontinuation of sales of Visual Trinity.

      In response to our revenue decreases, we have focused on implementing a comprehensive plan to strengthen our business by:

      o Strengthening our product portfolio - During the six months ended June 30, 2002, we released Visual UpTime 7.0, and we introduced the Visual IP InSight Dedicated Suite (Internet Service Element or ISE) which gives service providers and their enterprise customers improved capabilities to monitor network performance, decrease problem resolution time, increase the availability of networked services and reduce operational costs. During 2001, we released Visual 6.0 and IP Insight 5.5 and eliminated Visual Trinity and Visual Internet Benchmark;

      o Strengthening our senior management team - During 2001, Elton King was hired as President and Chief Executive Officer and in January 2002, John Saunders became our Chief Financial Officer;

      o Concentrating our sales, marketing, research and product development initiatives around service providers and their end user customers - We established a new service provider relationship with Equant for IP-VPN services worldwide and increased our total revenue from our service provider channels, as a percentage of total revenue, from 81% for the six months ended June 30, 2001 to 87% for the six months ended June 30, 2002;

      o Focusing on our Make It Visual Partnership Program - In February 2002, we announced a plan to deliver an integrated service management solution for Cisco ATM products; and in 2001, we began to deliver a comprehensive ATM managed service solution to Kentrox customers; and

      o Reducing our operating expenses - We have reduced our workforce by approximately 270 people since October 2000, closed our facilities in Ottawa, Canada; Sunnyvale, California; and New York, New York; and subleased a portion of our facilities in Rockville, Maryland resulting in a 39% reduction in operating expenses (excluding charges related to acquisitions and restructuring and impairment), from $34.8 million for the six months ended June 30, 2001 to $21.4 million for the six months ended June 30, 2002.

      Based on our current cost structure, our ability to generate operating income in the future is, in large part, dependent on our success in achieving quarterly revenue of at least $14.0 million to $15.0 million, achieving quarterly gross margins of 70% to 75% and maintaining or further reducing operating expenses. Due to market conditions, competitive pressures, and other factors beyond our control, there can be no assurances that we will be able to meet these goals. In the event that the anticipated revenue goals are not met, we may be required to further reduce our cost structure.

      We have addressed those factors that have caused revenue to decline and that are within our control. We have refocused our sales, marketing and other efforts on our core Visual UpTime and Visual IP InSight products and our core service provider customers. We have directed our Visual IP InSight development efforts at making the product more suitable for our core service provider customers and enabling the use of our product in higher-margin broadband networks over, for example, cable lines and Digital Subscriber Lines (DSL). We have also aggressively reduced our operating expenses to be more in line with our reduced revenue projections. While we do not know when the downturn in telecommunications industry will end, or how robust the recovery will be once it does begin, we have revised our business plan to reflect lower projected revenues and reduced our operating expenses as we seek to remain profitable even with this reduced demand. There can be no assurance that we will remain profitable.

      Our business may be adversely affected by WorldCom's bankruptcy. WorldCom, one of our significant customers, filed for bankruptcy on July 21, 2002. WorldCom represented $12.3 million and $7.6 million of our revenue for the years ended December 31, 2000 and 2001, respectively, and $1.3 million and $2.3 million of our revenue for the three months ended March 31, 2002 and June 30, 2002, respectively. As of June 30, 2002, WorldCom owed us approximately $1.3 million that is included in accounts receivable in the accompanying balance sheet. We received a subsequent payment from WorldCom prior to bankruptcy for approximately $700,000. The remaining accounts receivable balance of approximately $650,000 will be written off against the allowance for bad debts during the three months ended September 30, 2002, which was $1.1 million as of June 30, 2002. Any future recoveries of these to-be-written-off receivables will be recorded when and if they are received.

      Due to our relationship with WorldCom and its customers, we are continuing to sell products to WorldCom in bankruptcy. However, we have taken steps to limit our financial exposure. In July 2002, we signed an amendment to our agreement with WorldCom that established new terms and conditions under which we will conduct business with WorldCom during the bankruptcy. WorldCom agreed to payment terms of 15 calendar days after the receipt of products and is currently subject to an overall credit limit of $1.0 million. Although we intend to continue doing business with WorldCom under the new arrangement, we are uncertain how the recent events reported by WorldCom will impact our revenue going forward.

      We face risks of delayed orders from another significant customer, Equant, due to its slower than expected deployment of our products. This may result in a delay of orders from Equant. Equant represented $2.4 million, or 7.6%, of revenue for the six months ended June 30, 2002. Due to the slower deployment, revenue from this customer may be reduced for the remainder of 2002.

      Our business may also be impacted if we fail to comply with Nasdaq listing standards. We recently moved the trading of our common stock to the Nasdaq Small Cap Market. To maintain the listing on this market, we are required to meet certain listing requirements, including a minimum bid price of $1.00 per share. If our stock is traded below the minimum bid price of $1.00 for 30 consecutive trading days, we would receive a deficiency notice and, assuming we continue to satisfy the other Nasdaq listing requirements, would have a grace period of 180 calendar days to cure the deficiency by meeting the minimum bid price per share trading price for 10 consecutive trading days. As of August 15, 2002, we have been trading below $1.00 for 21 consecutive trading days. There can be no assurance that we will return to compliance with the minimum bid price. If we fail to meet the minimum bid price for 10 consecutive days during the grace period our common stock may be delisted from the Nasdaq Small Cap Market. Even if we are able to comply with the minimum bid requirement, there is no assurance that in the future we will continue to satisfy Nasdaq listing requirements, with the result that our common stock may be delisted. Should our common stock be delisted from the Nasdaq Small Cap Market, it would likely be traded on the so-called "pink sheets" or the "Electronic Bulletin Board" maintained by the National Association of Securities Dealers, Inc. Consequently, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Furthermore, if we are no longer listed on the Nasdaq Small Cap Market, our $10.5 million of outstanding debentures may be accelerated and become immediately due and payable upon demand by the debenture holders.

Results of Operations

      The following table presents certain consolidated statement of operations data as a percentage of our revenue:

                                                                           Three Months Ended           Six Months Ended
                                                                                June 30,                      June 30,
                                                                          -------------------         -------------------
                                                                           2001          2002          2001          2002
                                                                          -----         -----         -----         -----
         Revenue:
           Hardware revenue .......................................        71.9%         57.6%         70.8%         61.9%
           Software revenue .......................................         4.9          24.3           3.5          15.9
           Support and services revenue ...........................        23.2          18.1          25.7          22.2
                                                                          -----         -----         -----         -----
                   Total revenue ..................................       100.0         100.0         100.0         100.0
                                                                          -----         -----         -----         -----
         Cost of revenue:
           Product cost of revenue ................................        35.5          20.2          31.3          22.8
           Support and services cost of revenue ...................        10.3           3.8          11.8           4.2
                                                                          -----         -----         -----         -----
                   Total cost of revenue ..........................        45.8          24.0          43.1          27.0
                                                                          -----         -----         -----         -----
           Gross profit ...........................................        54.2          76.0          56.9          73.0
                                                                          -----         -----         -----         -----
         Operating expenses:
           Research and development ...............................        26.4          20.6          29.6          20.2
           Sales and marketing ....................................        44.9          34.6          49.3          35.0
           General and administrative .............................        11.6          13.0          13.3          11.6
           Restructuring and impairment charges ...................        30.9            --          16.6            --
           Amortization of goodwill and other intangibles .........         1.6            --           2.1            --
                                                                          -----         -----         -----         -----
                   Total operating expenses .......................       115.4          68.2         110.9          66.8
                                                                          -----         -----         -----         -----
         Income (loss) from operations ............................       (61.2)          7.8         (54.0)          6.2
         Interest income (expense), net ...........................         0.5          (2.4)          1.0          (1.5)
                                                                          -----         -----         -----         -----
         Net income (loss) ........................................       (60.7)%         5.4%        (53.0)%         4.7%
                                                                          =====         =====         =====         =====

      The following table presents the revenue by product (unaudited, in thousands):

                                                                              Three Months Ended         Six Months Ended
                                                                                   June 30,                  June 30,
                                                                             --------------------      --------------------
                                                                               2001         2002         2001         2002
                                                                             -------      -------      -------      -------
         Visual UpTime ................................................      $15,450      $10,446      $28,109      $24,063
         Visual Cell Tracer ...........................................          854            1        1,329          768
         Visual IP InSight ............................................        1,600        4,261        2,696        5,813
         Royalties ....................................................           --          194           --          282
                                                                             -------      -------      -------      -------
               Continuing products ....................................       17,904       14,902       32,134       30,926
         Visual Internet Benchmark ....................................        1,269          235        2,658          630
         Visual Trinity and eWatcher ..................................        1,156           72        2,923          446
                                                                             -------      -------      -------      -------
               Discontinued products ..................................        2,425          307        5,581        1,076
                                                                             -------      -------      -------      -------
               Total  revenue .........................................      $20,329      $15,209      $37,715      $32,002
                                                                             =======      =======      =======      =======

      The following table presents the hardware, software, and support and services revenue attributable to customers that individually represented more than 10% of our total revenue for each period presented (unaudited, in thousands):

                                                                              Three Months Ended         Six Months Ended
                                                                                   June 30,                  June 30,
                                                                             --------------------      --------------------
                                                                               2001         2002         2001         2002
                                                                             -------      -------      -------      -------
         AT&T .........................................................      $ 7,179      $ 5,376      $11,813      $11,017
         Interlink Communications Systems Inc. ........................            *            *        3,627            *
         Sprint .......................................................        2,161            *        5,171            *
         Verizon ......................................................            *        4,054            *        4,655
         WorldCom .....................................................        2,189        2,282        4,125        3,585
         All other customers (each individually less than 10%) ........        8,800        3,497       12,979       12,745
                                                                             -------      -------      -------      -------
          Total revenue ...............................................      $20,329      $15,209      $37,715      $32,002
                                                                             =======      =======      =======      =======

        *Less than 10%

      Revenues from three of our major customers, AT&T, Sprint and WorldCom, declined $0.8 million, $3.1 million and $0.5 million, respectively, for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. This revenue decrease was partially offset by increased revenue of $2.9 million from Verizon for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The reduction in AT&T revenue was the result of tighter inventory control. We believe that the reduction in Sprint revenue was the result of a loss of market share of Sprint to its competitors. We believe that the reduction in WorldCom revenue was the result of reduced demand resulting from the overall downturn in the telecommunications industry. The agreements with the Company's significant customers do not obligate these customers to make any minimum purchases from the Company.

      The recent events at WorldCom did not have a significant impact on revenue from WorldCom for the six months ended June 30, 2002 because the events occurred subsequent to product shipments and revenue recognition. However, there is a risk that these events could affect our future revenue.

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

      We expect that a significant portion of our revenue during the remainder of 2002 will be attributable to sales of Visual UpTime and Visual IP InSight to service providers. The loss of any one of AT&T, Equant, Sprint or WorldCom, which together have historically provided a majority of our revenue, would result in a substantial loss of revenue that could have a material adverse effect on our business. Existing service provider customers are not easily replaced because of the relatively few participants in that market. High barriers to entry due to extraordinary capital requirements and the increased potential that existing service providers may merge or fail because of the current downturn in the telecommunications industry may further reduce their number, and would make replacing a significant service provider customer very difficult. Furthermore, our small number of service provider customers means that the reduction, delay or cancellation of orders or a delay in shipment of our products to any one service provider customer could have a material adverse effect on our revenue for a quarter. Our anticipated dependence on sizable orders from a limited number of service providers will make the relationship between us and each service provider critically important to our business. Both AT&T and WorldCom posted losses in their most recent quarterly reports. These losses, coupled with WorldCom's bankruptcy, have created uncertainty about potential changes in the buying habits of these key customers. We currently have contracts with all of our material customers and such contracts generally have automatic renewal provisions. Further, because none of our agreements contain minimum purchase requirements, there can be no assurance that the issuance of a purchase order will result in significant recurring business. There can be no assurance that our customers will not elect to terminate and renegotiate these contracts seeking more favorable terms.

      Our operations and financial position are subject to certain other risks and uncertainties, including among others, our accumulated deficit, uncertainty of future profitability and possible fluctuations in financial results, substantial fixed operating costs, possible dilution to our common stockholders due to the conversion features of our convertible debentures, dependence on sales to key customers, dependence on WorldCom as a significant customer, dependence on a sole-source subcontract manufacturer, potential delisting and reduced liquidity of our shares resulting from failure to meet the Nasdaq listing requirements, the potential triggering of early repayment of our debentures, the downturn in the telecommunications industry, long sales cycles, improvements to the infrastructure of the Internet, rapid technological change, growing competition from several market segments, errors in our products, dependence upon sole and limited source suppliers and fluctuations in component pricing, claims of patent infringement by third parties, failure to protect our intellectual property rights, dependence upon key employees, ability to retain employees and the defense of a purported class action lawsuit. Failure to meet any of these and other challenges could adversely affect our future operating results.

Results of Operations for the Three Months Ended June 30, 2002 Compared with the Three Months Ended June 30, 2001

      Revenue

      Our revenue can be divided into three types: hardware revenue, software revenue and support and services revenue. Each of our products has components of each revenue type. Sales of Visual UpTime are primarily classified as hardware revenue. We also sell licenses related to Visual UpTime that are classified as software revenue. Sales of Cell Tracer are classified as hardware revenue. Sales of Visual IP InSight are primarily classified as software revenue. However, sales of our newest hardware product, the ISE, which embeds certain Visual IP InSight functionality in a hardware device, are classified as hardware revenue. Sales of our Visual IP InSight subscription service, which we no longer offer to our customers, were classified as support and services revenue. Sales of Visual eWatcher are classified as software revenue. Sales of Visual Trinity, prior to discontinuation in May 2001, were classified as software revenue. Sales of the Visual Internet Benchmark service, prior to sale of that product in June 2001, were classified as support and services revenue. Royalties from the Visual Internet Benchmark service are classified as support and services revenue. Sales of technical support, professional services and training for all of our products are classified as support and services revenue.

      Total revenue was $20.3 million for the three months ended June 30, 2001 compared to $15.2 million for the three months ended June 30, 2002, a decrease of $5.1 million. Sales to all service providers increased from approximately 79% of revenue for the three months ended June 30, 2001 to 93% for the three months ended June 30, 2002. We anticipate that the percentage of revenue attributable to our service providers for the remainder of 2002 may decrease from the levels achieved during the three months ended June 30, 2002 to levels more consistent with the levels achieved for the three months ended June 30, 2001. This anticipated decrease is based on a significant Visual IP InSight sale to a service provider during the three months ended June 30, 2002 that is not expected to be a recurring event.

      Hardware revenue. Hardware revenue was $14.6 million for the three months ended June 30, 2001 compared to $8.8 million for the three months ended June 30, 2002, a decrease of $5.8 million. The overall decrease was due to decreased demand for Visual UpTime and Cell Tracer. We did not have any significant revenue from the ISE for the three months ended June 30, 2002. The decrease in Cell Tracer revenue of $0.9 million, from one customer, NAI was attributable to reduced demand from NAI. We anticipate that NAI will place final orders with us by early 2003, and we do not anticipate any significant revenue from the sale of this product to other customers. The decrease in sales of Visual UpTime, primarily from service providers and value-added resellers, of $5.4 million was primarily attributable to a decrease in purchases from AT&T, Sprint and WorldCom. The reduction in AT&T revenue was the result of tighter inventory control. We believe the reduction in Sprint revenue was the result of a loss of market share of Sprint to its competitors. We believe the reduction in WorldCom revenue was the result of reduced demand resulting from the overall downturn in the telecommunications industry. The recent events at WorldCom did not have a significant impact on revenue from WorldCom for the three months ended June 30, 2002 because the events occurred subsequent to product shipments and revenue recognition. However, there is a risk that WorldCom's bankruptcy could have an impact on our future revenue.

      Software revenue. Software revenue was $1.0 million for the three months ended June 30, 2001 compared to $3.7 million for the three months ended June 30, 2002, an increase of $2.7 million. A significant sale of Visual IP Insight to Verizon resulted in $3.5 million of the $3.7 million total software revenue during the three months ended June 30, 2002. This increase is partially offset by a decrease in revenue from the Visual Trinity product, the primary product acquired from Avesta, resulting from the discontinuation of that product. As a result of the discontinuation of the Visual Trinity product, we anticipate that future revenue for the product will consist primarily of technical support revenue, all of which is currently included in deferred revenue. We plan to provide technical support for the Visual Trinity product through September 2002.

      Support and services revenue. Support and services revenue was $4.7 million for the three months ended June 30, 2001 and $2.7 million for the three months ended June 30, 2002, a decrease of $2.0 million. The decrease in support and services revenue was primarily attributable to decreased revenue from support of the Visual Trinity product of $1.1 million and Visual Internet Benchmark of $1.0 million due to expired contracts that have not renewed as a result of the discontinuation of these products during the three months ended June 30, 2001. Subscription fees for Visual IP InSight decreased by $0.6 million as customers have migrated to a perpetual license for that product. Since June 30, 2001, we sell Visual IP InSight as a software license only. Prior to June 30, 2001, we offered both a subscription service and a software license for that product. These decreases are partially offset by increased technical support revenue for Visual IP InSight and the larger installed base of our Visual UpTime product for which we are selling technical support. We will continue to recognize revenue from the Visual Internet Benchmark service that was sold during 2001, for existing contracts under which we are still required to perform services through May 2003, most of which is currently in deferred revenue. We also receive royalty payments from the purchaser on new contracts.

      Cost of revenue and gross profit

      Cost of revenue consists of subcontracting costs, component parts, warehouse costs, direct compensation costs, communication costs, warranty and other contractual obligations, royalties, license fees and other overhead expenses related to manufacturing operations and support of our software products and benchmark services.

      Total cost of revenue was $9.3 million for the three months ended June 30, 2001 compared to $3.7 million for the three months ended June 30, 2002, a decrease of $5.6 million. Gross profit was $11.0 million for the three months ended June 30, 2001 compared to $11.6 million for the three months ended June 30, 2002, an increase of $0.6 million. Gross profit margin was 54.2% of revenue for the three months ended June 30, 2001 as compared to 76.0% of revenue for the three months ended June 30, 2002. The increase in gross profit margin was primarily attributable to a significant Visual IP InSight sale, overall high margin of our new Visual UpTime 7.0 release, decreased low margin Cell Tracer revenue, decreased fixed costs such as fees paid to third parties to provide the Visual IP InSight subscription service and Visual Internet Benchmark service to customers for which we had existing contracts and overall decreased fixed costs in our manufacturing and support operations due to our cost reduction initiatives being implemented since the fourth quarter of 2000. Our gross margins have been improving quarter over quarter since June 2001 as a result of the changes and initiatives discussed above. These margins were 54.2%, 63.0%, 65.0%, 70.1% and 76.0% for the three months ended June 30, 2001, September 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002, respectively. Our future gross margins may be affected by a number of factors, including product mix, the proportion of sales to service providers, competitive pricing, manufacturing volumes and an increase in the cost of component parts. Based on our current product offerings and the level of fixed cost reductions that has been achieved to date, we expect our future margins to be in the range of 70% to 75%.

      Product cost of revenue. Product cost of revenue, which includes both hardware and software cost of revenue, was $7.2 million for the three months ended June 30, 2001 compared to $3.1 million for the three months ended June 30, 2002, a decrease of $4.1 million. Our software costs of revenue are insignificant. The gross profit margin attributable to products was 53.9% for the three months ended June 30, 2001 and 75.4% for the three months ended June 30, 2002. The increase in gross profit margin was primarily attributable to a significant Visual IP InSight sale, overall high margin of our new Visual UpTime
7.0 release, decreased low margin Cell Tracer revenue and overall decreased fixed costs in our manufacturing and support operations due to our cost cutting initiatives being implemented since the fourth quarter of 2000.

      Support and services cost of revenue. Support and services cost of revenue, which includes Visual Internet Benchmark services, Visual IP InSight subscription services, professional services and technical support costs, was $2.1 million for three months ended June 30, 2001 compared to $0.6 million for the three months ended June 30, 2002, a decrease of $1.5 million. The gross profit margin attributable to support and services was 55.5% for the three months ended June 30, 2001 and 78.9% for the three months ended June 30, 2002. The increase in gross profit margin was primarily due to decreased fixed costs such as fees paid to third parties to provide the Visual IP InSight subscription service and Visual Internet Benchmark service to customers for which we had existing contracts.

      Research and development expense. Research and development expense consists of compensation for research and development staff, depreciation of test and development equipment, certain software development costs and costs of prototype materials. Research and development expense was $5.4 million for the three months ended June 30, 2001 compared to $3.1 million for the three months ended June 30, 2002, a decrease of $2.3 million. The decrease in research and development expense was due primarily to the full period effect of workforce reductions and facility closures during 2001 and additional workforce reductions during 2002. Research and development expense was 26.4% and 20.6% of revenue for the three months ended June 30, 2001 and 2002, respectively. For the remainder of 2002, we intend to incur research and development expense at or below the level of such expense in the second quarter of 2002 as a result of our continued focus on the control of operating expenses.

      Sales and marketing expense. Sales and marketing expense consists of compensation for the sales and marketing staff, commissions, pre-sales support, travel and entertainment expense, trade shows and other marketing programs. Sales and marketing expense was $9.1 million for the three months ended June 30, 2001 compared to $5.3 million for the three months ended June 30, 2002, a decrease of $3.8 million. The decrease in sales and marketing expense was due primarily to the full period effect of workforce reductions and facility closures during 2001 and 2002. Sales and marketing expense was 44.9% and 34.6% of revenue for the three months ended June 30, 2001 and 2002, respectively. For the remainder of 2002, we intend to incur sales and marketing expense at or below the level of such expense in the second quarter of 2002 as a result of our continued focus on the control of operating expenses.

      General and administrative expense. General and administrative expense consists of the costs of executive management, finance, administration and other activities. General and administrative expense was $2.3 million for the three months ended June 30, 2001 compared with $2.0 million for the three months ended June 30, 2002, a decrease of $0.3 million. The decrease in general and administrative expense was due primarily to the bad debt expense of $0.5 million recorded to cover our anticipated financial exposure from WorldCom and the full period effect of workforce reductions and facility closures during 2001 and additional workforce reductions during 2002. General and administrative expense was 11.6% and 13.0% of revenue for the three months ended June 30, 2001 and 2002, respectively. For the remainder of 2002, we intend to incur general and administrative expense at or below the level of such expense in the second quarter of 2002 or decrease them in absolute dollars during 2002 as a result of our continued focus on the control of operating expenses.

      Restructuring and impairment charges. We reversed approximately $0.7 million of prior period restructuring charges in the three months ended June 30, 2001. The reversal resulted primarily from the lower than estimated costs related to facility closings. We recorded a restructuring charge in the three months ended June 30, 2001 in the amount of $3.9 million related primarily to a workforce reduction of approximately 50 employees and the closure of our New York facility as a result of the discontinuation of the Visual Trinity product. We recorded an impairment charge of $3.1 million in the three months ended June 30, 2001 for the write-off of intangible assets related to the Avesta acquisition. There have been no restructuring or impairment charges in 2002. Costs associated with the workforce reductions in 2002 have been charged to operating expenses as incurred.

      Amortization of acquired intangibles. We recorded $319,000 in amortization of goodwill and other intangibles during the three months ended June 30, 2001 related to the Avesta acquisition. All amounts of goodwill and other intangible assets were amortized or written-off as of December 31, 2001. Therefore, no amortization was recorded during the three months ended June 30, 2002.

      Interest income (expense), net. Interest income, net, was $97,000 for the three months ended June 30, 2001 compared to expense of $0.4 million for the three months ended June 30, 2002. The decrease of $0.5 million was primarily due to both cash and non-cash interest expense related to the convertible debentures we issued in March 2002 (see Note 3).

      Net income (loss). Net loss for the three months ended June 30, 2001 was $12.3 million as compared to net income of $0.8 million for the three months ended June 30, 2002, an increase in income of $13.1 million. The increase was due primarily to decreases in operating expenses, restructuring and impairment charges and amortization of intangible assets offset by decreased revenue.

Results of Operations for the Six Months Ended June 30, 2002 Compared with the Six Months Ended June 30, 2001

      Revenue

      Total revenue was $37.7 million for the six months ended June 30, 2001 compared to $32.0 million for the six months ended June 30, 2002, a decrease of $5.7 million. Sales to all service providers increased from approximately 81% of revenue for the six months ended June 30, 2001 to 87% for the six months ended June 30, 2002. We anticipate that the percentage of revenue attributable to our service providers for the remainder of 2002 may decrease from the levels achieved during the six months ended June 30, 2002. This anticipated decrease is based on a significant IP InSight sale to a service provider during the six months ended June 30, 2002 that is not expected to be a recurring event.

      Hardware revenue. Hardware revenue was $26.7 million for the six months ended June 30, 2001 compared to $19.8 million for the six months ended June 30, 2002, a decrease of $6.9 million. As a result, the overall decrease was due to decreased demand for Visual UpTime and Cell Tracer. We did not have any significant revenue from the ISE for the six months ended June 30, 2002. The decrease in Cell Tracer revenue of $0.6 million, from NAI, was attributable to reduced demand from NAI. The decrease in sales of Visual UpTime, primarily from service providers and value-added resellers, of $4.0 million was primarily attributable to a decrease in purchases from AT&T, Sprint and WorldCom. The reduction in AT&T revenue was the result of tighter inventory control. We believe the reduction in Sprint revenue was the result of a loss of market share of Sprint to its competitors. We believe the reduction in WorldCom revenue was the result of reduced demand resulting from the overall downturn in the telecommunications industry. The recent events at WorldCom did not have a significant impact on revenue from WorldCom for the six months ended June 30, 2002 because the events occurred subsequent to product shipments and revenue recognition. However, there is a risk that WorldCom's bankruptcy could have an impact on our future revenue.

      Software revenue. Software revenue was $1.3 million for the six months ended June 30, 2001 compared to $5.1 million for the six months ended June 30, 2002, an increase of $3.8 million. A significant sale of Visual IP Insight to Verizon resulted in $3.5 million of the $5.1 million total software revenue during the six months ended June 30, 2002. This sale is the primary source of the increase. This increase is partially offset by a decrease in revenue from the Visual Trinity product, the primary product acquired from Avesta, resulting from the discontinuation of that product.

      Support and services revenue. Support and services revenue was $9.7 million for the six months ended June 30, 2001 and $7.1 million for the six months ended June 30, 2002, a decrease of $2.6 million. The decrease in support and services revenue was primarily attributable to decreased revenue from the Visual Trinity product of $2.5 million and Visual Internet Benchmark of $2.0 million due to expired contracts that have not renewed as a result of the discontinuation of these products during the three months ended June 30, 2001. Subscription fees for Visual IP InSight decreased by approximately $1.2 million as customers have migrated to a perpetual license for that product. Since June 30, 2001, we sell Visual IP InSight as a software license only. Prior to June 30, 2001, we offered both a subscription service and a software license for that product. These combined decreases are offset by the larger installed base of our Visual UpTime product for which we are selling technical support.

      Cost of revenue and gross profit

      Total cost of revenue was $16.3 million for the six months ended June 30, 2001 compared to $8.6 million for the six months ended June 30, 2002, a decrease of $7.7 million. Gross profit was $21.5 million for the six months ended June 30, 2001 compared to $23.4 million for the six months ended June 30, 2002, an increase of $1.9 million. Gross profit margin was 56.9% of revenue for the six months ended June 30, 2001 as compared to 73.0% of revenue for the six months ended June 30, 2002.

      Product cost of revenue. Product cost of revenue was $11.8 million for the six months ended June 30, 2001 compared to $7.3 million for the six months ended June 30, 2002, a decrease of $4.5 million. Our software costs of revenue are insignificant. The gross profit margin attributable to products was 57.9% for the six months ended June 30, 2001 and 70.7% for the six months ended June 30, 2002. The increase in gross profit margin was primarily attributable to a significant high margin Visual IP InSight sale, overall high margin of our new Visual UpTime 7.0 release, decreased low margin Cell Tracer revenue and overall decreased fixed costs in our manufacturing and support operations due to our cost cutting initiatives resulting from our continued focus on the control of our expenses.

      Support and services cost of revenue. Support and services cost of revenue was $4.5 million for six months ended June 30, 2001 compared to $1.3 million for the six months ended June 30, 2002, a decrease of $3.2 million. The gross profit margin attributable to support and services was 53.9% for the six months ended June 30, 2001 and 81.3% for the six months ended June 30, 2002. The increase in gross profit margin was primarily due to decreased fixed costs to support the Visual IP InSight subscription service and Visual Internet Benchmark service for existing contracts such as fees paid to third parties to provide the Visual IP InSight subscription service and Visual Internet Benchmark service to customers for which we had existing contracts.

      Research and development expense. Research and development expense was $11.2 million for the six months ended June 30, 2001 compared to $6.5 million for the six months ended June 30, 2002, a decrease of $4.7 million. The decrease in research and development expense was due primarily to the full period effect of workforce reductions and facility closures during 2001 and additional workforce reductions during 2002. Research and development expense was 29.6% and 20.2% of revenue for the six months ended June 30, 2001 and 2002, respectively.

      Sales and marketing expense. Sales and marketing expense was $18.6 million for the six months ended June 30, 2001 compared to $11.2 million for the six months ended June 30, 2002, a decrease of $7.4 million. The decrease in sales and marketing expense was due primarily to the full period effect of workforce reductions and facility closures during 2001 and 2002. Sales and marketing expense was 49.3% and 35.0% of revenue for the six months ended June 30, 2001 and 2002, respectively.

      General and administrative expense. General and administrative expense was $5.0 million for the six months ended June 30, 2001 compared with $3.7 million for the six months ended June 30, 2002, a decrease of $1.3 million. The decrease in general and administrative expense was due primarily to the bad debt expense of $0.5 million recorded to cover our anticipated financial exposure from WorldCom and the full period effect of workforce reductions and facility closures during 2001 and additional workforce reductions during 2002. General and administrative expense was 13.3% and 11.6% of revenue for the six months ended June 30, 2001 and 2002, respectively.

      Restructuring and impairment charges. We reversed approximately $0.7 million of prior period restructuring charges in the six months ended June 30, 2001. The reversal resulted primarily from the lower than estimated costs related to facility closings. We recorded a restructuring charge in the six months ended June 30, 2001 in the amount of $3.9 million related primarily to a workforce reduction of approximately 50 employees and the closure of our New York facility as a result of the discontinuation of the Visual Trinity product. We recorded an impairment charge of $3.1 million in the six months ended June 30, 2001 for the write-off of intangible assets related to the Avesta acquisition. There have been no restructuring or impairment charges in 2002. Costs associated with the workforce reductions in 2002 have been charged to operating expenses as incurred.

      Amortization of acquired intangibles. We recorded $0.8 million in amortization of goodwill and other intangibles during the six months ended June 30, 2001 related to the Avesta acquisition. All amounts of goodwill and other intangible assets were amortized or written-off as of December 31, 2001. Therefore, no amortization was recorded during the six months ended June 30, 2002.

      Interest income (expense), net. Interest income, net, was $0.4 million for the six months ended June 30, 2001 compared to expense of $0.5 million for the six months ended June 30, 2002. The decrease of $0.9 million was primarily due to both cash and non-cash interest expense related to the convertible debentures we issued in March 2002 (see Note 3) plus interest expense incurred on borrowings under our line of credit facility prior to the issuance of the convertible debentures.

      Net income (loss). Net loss for the six months ended June 30, 2001 was $20.0 million as compared to net income of $1.5 million for the six months ended June 30, 2002, an increase in income of $21.5 million. The increase was due primarily to decreases in operating expenses, restructuring and impairment charges and amortization of intangible assets offset by decreased revenue.

Liquidity and Capital Resources

      At December 31, 2001, our unrestricted cash balance was $5.9 million compared to $6.6 million as of June 30, 2002, an increase of $0.7 million. This increase is primarily attributable to $9.6 million in cash received from the issuance of convertible debentures, net of issuance costs, in March 2002, offset by cash used in operations as well as the payment of the outstanding balances under our credit facility and capital leases. Net cash used in operating activities during the six months ended June 30, 2002 was $6.3 million. We also used cash of $0.6 million to purchase equipment and other fixed assets, made principal payments on capital lease obligations of $0.3 million and made principal payments on our credit facility obligations of $2.0 million. Cash provided by the sale of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan was $0.3 million.

      We require substantial working capital to fund our business, particularly to finance inventories, accounts receivable, research and development activities and capital expenditures. To date, we have financed our operations and capital expenditures primarily with the proceeds from our initial public offering completed in February 1998, our operating income and the proceeds from the issuance of convertible debentures in March 2002. In 2001, we became dependent on cash that was provided by our bank under a credit facility. In addition, from time to time, we have obtained advance payments in connection with certain customer purchase orders. In the fourth quarter of 2001, we received an advance payment of approximately $3.6 million that was classified as a customer deposit in the accompanying consolidated balance sheet as of December 31, 2001; the related customer orders were fulfilled in February 2002. We do not anticipate receiving customer advance payments in the future. Our future capital requirements will depend on many factors, including the rate of revenue growth, if any, as well as our gross margin and our levels of operating expenses, including product research and development, sales and marketing and general and administrative expenses.

      Our revenue for the six months ended June 30, 2002 was $32.0 million, which was a decrease of $5.7 million compared to the six months ended June 30, 2001. In response to the trends of decreasing revenue and increasing operating expenses that began in the second quarter of 2000 following our acquisition of Avesta, we initiated a restructuring plan in the fourth quarter of 2000 to realign our product portfolio, streamline our operations and devote resources to the markets and products that we believe have the greatest opportunity for growth. In the second quarter of 2001, we announced a plan to discontinue development and sales efforts on the Visual Trinity product, the primary product acquired from Avesta, and eliminate the related costs. In the fourth quarter of 2001 and first and second quarters of 2002, we made additional reductions in staff and other operating costs. As a result of these actions, operating expenses, excluding charges related to acquisitions and restructuring and impairment charges, have been reduced from a level of $34.8 million for the six months ended June 30, 2001 to $21.4 million for the six months ended June 30, 2002. As a result of our cost reductions to date, we returned to profitability for the three and six months ended June 30, 2002.

      Our ability to generate operating income in the future is dependent upon not only our continued success in reducing operating expenses, but also our ability to sustain revenue. General market conditions, competitive pressures and other factors beyond our control may adversely affect our ability to generate sufficient revenue to enable us to remain profitable. Our ability to sustain revenue may be negatively affected by our dependence on sales to our service providers. Pressure on capital expenditures and the decline in the telecommunications industry may delay the roll-out of new services offered by our service providers based on our products. Furthermore, any potential reduction in demand for value added services or products from the service providers' customers directly impacts the volume of our products purchased and may impact our ability to sustain revenue. AT&T posted losses in its most recent quarterly reports. We are uncertain as to whether these losses will affect the buying habits of this key customer. However, we believe that our revenue goals are achievable based on the role that our products have in directly enhancing our service providers' product offerings and related profit margins and mitigating such losses.

      The recent events at WorldCom did not have a significant impact on revenue from WorldCom for the six months ended June 30, 2002 because the events occurred subsequent to product shipments and revenue recognition. However, we anticipate that WorldCom's bankruptcy could have a material adverse impact on our future revenue. As of June 30, 2002, WorldCom owed us $1.3 million that is included in accounts receivable in the accompanying balance sheet. We received a subsequent payment from WorldCom prior to bankruptcy for approximately $0.7 million. The remaining accounts receivable balance of approximately $0.7 million will be written-off against the allowance for bad debts during the three months ended September 30, 2002, which was $1.1 million as of June 30, 2002. Any future recoveries of these to-be-written off receivables will be recorded when and if they are received.

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

      The debentures include certain financial covenants related to earnings before interest, taxes, depreciation and amortization for 2002 and 2003. If the financial covenants are not met, the holders may cause us to redeem the debentures at a price equal to the principal amount of the debentures plus accrued interest. The redemption may be made in common stock or cash at our option provided certain conditions are satisfied. Cash redemption of the debentures also may be required upon a specified change of control or upon the occurrence of any one of the other triggering events, including but not limited to, our default on other indebtedness and our failure to maintain our common stock listing on an eligible market. In the event that the financial covenant for 2002 is achieved, the first priority lien in favor of the debenture holders shall be released.

      We also issued warrants to purchase 828,861 shares of our common stock at an initial exercise price of $4.2755 per share. The exercise price may be adjusted if we issue certain additional shares of our common stock or instruments convertible into common stock at a lower price than the initial exercise price. The warrants expire on March 25, 2007. The holders of the debentures also received the right to purchase shares of to-be-created Series A preferred stock (the "Preferred Stock Rights") at certain dates in the future. The first Preferred Stock Right for 575 shares for $5.8 million expired on May 6, 2002. The holders did not exercise the right to purchase these shares of Series A preferred stock. The second Preferred Stock Right for 307 shares for $3.1 million may be exercised at any time after the six-month anniversary but before the fifteen-month anniversary of the issuance of the debentures. The third Preferred Stock Purchase Right for 170 shares for $1.7 million expired on May 6, 2002. The holders did not exercise the right to purchase these shares of Series A preferred stock. The debenture holders were also granted certain equity participation and registration rights.

    Under the terms of the debentures, a number of events could trigger the debenture holders' right to force early repayment of 115% of the outstanding principal plus accrued and unpaid interest owed under the debentures. Events constituting a triggering event include:

      o our default on other indebtedness or obligations under any other debenture, any mortgage, credit agreement or other facility, indenture agreement, factoring agreement or other instrument under which there may be issued, or by which there may be secured or evidenced, any indebtedness for borrowed money or money due under any long term leasing or factoring arrangement in an amount exceeding $500,000;

      o     failure to have our common stock listed on an eligible market;

      o     our bankruptcy;

      o engaging in certain change in control, sale of assets or redemption transactions;

      o     failure to timely file our 2002 or 2003 annual reports; and

      o certain other failures to perform our obligations under the debenture agreement and/or the related agreements.

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

      The following table represents our future minimum payments (including interest) related to our outstanding Debentures and obligations we have under operating leases (unaudited, in thousands):

                                                                              Operating
                                                        Debentures              Leases
                                                       -----------           ------------
           Remainder of 2002................           $       403           $        979
           2003.............................                   528                  1,712
           2004.............................                   528                  1,699
           2005.............................                   528                  1,625
           2006.............................                10,622                  1,597
           Thereafter.......................                    --                     --
                                                       -----------           ------------
                Total minimum payments......           $    12,609           $      7,612
                                                       ===========           ============

      Subsequent to the receipt of the $10.5 million investment, our cash position has improved. Our balance of cash and cash equivalents was $6.6 million as of June 30, 2002, up $0.7 million from December 31, 2001. Accounts payable and accrued liabilities totaled $11.4 million at June 30, 2002, down $0.3 million from December 31, 2001, and current assets exceeded current liabilities by approximately $6.6 million.

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

      To determine if a fee is fixed and determinable, we evaluate rights of return, customer acceptance rights, if applicable, and multiple-element arrangements of products and services to determine the impact on revenue recognition. Our agreements generally have not included rights of return except in certain reseller relationships that include stock rotation rights. If an agreement provides for a right of return, we recognize revenue when the right has expired or the product has been resold master distributor. If an agreement provides for evaluation or customer acceptance, we recognize revenue upon the completion of the evaluation process, acceptance of the product by the customer and completion of all other criteria. Revenue from multiple-element software arrangements is recognized using the residual method whereby the fair value of any undelivered elements, such as customer support and services, is deferred and any residual value is allocated to the software and recognized as revenue upon delivery. The fair values of professional services, technical support and training have been determined based on our specific objective evidence of fair value. Our vendor specific objective evidence of fair value is based on the price that we charge customers when the element is sold separately.

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

      We sell our products directly to service providers, end-user customers and through indirect channels. Certain reseller customers have stock rotation rights, under which the customer can exchange previously purchased products for other products of equal or greater cost, subject to certain limitations, based on their end-user customers' requirements. We recognize revenue under these arrangements once the stock rotation right expires or the product has been resold by our master distributor.

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

Allowance for Bad Debt

      We grant credit terms without collateral to our customers and, prior to June 30, 2002, have not experienced any significant credit related losses. Subsequent to June 30, 2002, the Company will write-off approximately $0.7 million in receivable balances due from WorldCom following WorldCom's bankruptcy filing against the allowance for bad debts, which was $1.1 million as of June 30, 2002. Any future recoveries of these to-be-written-off receivables will be recorded when and if they are received. Accounts receivable include allowances to record receivables at their estimated net realizable value, which is determined based on estimates for bad debt. If future events occur that impact our customers, additional write-downs of our accounts receivable may be required.

Factors That May Affect Future Results

      Our operations and financial condition are subject to certain other risks and uncertainties, including among others, our accumulated deficit and uncertainty of future profitability and possible fluctuations in financial results, dependence on network service providers, substantial fixed operating costs, possible dilution to our common stockholders, dependence on sales to key customers, including WorldCom, dependence on a sole-source subcontract manufacturer, potential delisting and reduced liquidity of our shares resulting from failure to meet the Nasdaq listing requirements, the potential triggering of early repayment of our debentures, the downturn in the telecommunications industry, long sales cycles, improvements to the infrastructure of the Internet, rapid technological change, growing competition from several market segments, errors in our products, dependence upon sole and limited source suppliers and fluctuations in component pricing, claims of patent infringement by third parties, failure to protect our intellectual property rights, dependence upon key employees, ability to retain employees and the defense of a purported class action lawsuit. In addition, the September 11 terrorist attacks and the military actions being taken by the United States and its allies have created substantial economic and political uncertainties that could have an adverse effect on Visual Networks' business. The market for our products is growing and our business environment is characterized by rapid technological changes, changes in customer requirements and new emerging market segments. Consequently, to compete effectively, we must make frequent new product introductions and enhancements and deploy sales and marketing resources to take advantage of new business opportunities. Failure to meet any of these and other challenges could adversely affect our future operating results.

      In light of the uncertainty regarding the use of past audits by Arthur Andersen LLP, our former auditors, we may be required to take action, including asking our current auditors, PricewaterhouseCoopers LLP, to undertake an audit, with respect to our financial statements for the periods ended December 31, 2001. We may undertake this action if we conclude that to do so would increase our flexibility with respect to future transactions and corporate structuring or ensure that we can meet our compliance requirements. No such transactions are currently planned.

      This Quarterly Report on Form 10-Q contains forward-looking information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those sections. Our future results may be impacted by the various important factors summarized in this Quarterly Report and more fully discussed in our Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2001.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

      During the three months ended March 31, 2002, we issued long-term debt in the form of the convertible debentures discussed in Note 3 of Notes to Consolidated Financial Statements. The convertible debentures bear interest at a fixed annual rate of 5%. There have been no other material changes in the market risks faced by us or in how those risks are managed since December 31, 2001. Refer to our Annual Report on Form 10-K/A (Amendment No. 2) for year ended December 31, 2001 for a discussion about such market risk.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

      In July, August and September 2000, several purported class action complaints were filed against us and certain of our former executives (collectively the "defendants"). These complaints have since been combined into a single consolidated amended complaint (the "complaint"). The complaint alleges that between February 7, 2000 and August 23, 2000, the defendants made false and misleading statements that had the effect of inflating the market price of our stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint does not specify the amount of damages sought. We believe that the plaintiffs' claims are without merit and intend to defend against these allegations vigorously. We filed a motion to dismiss the complaint, which is now pending before the court. We expect that a substantial portion of the legal costs that we have incurred and may continue to incur related to this matter will be paid by our directors' and officers' insurance policy. We cannot presently determine the ultimate outcome of this action. A negative outcome could have a material adverse effect on our financial position or results of operations. Failure to prevail in the litigation could result in, among other things, the payment of substantial monetary damages, in excess of any amounts paid by our directors' and officers' insurance. We have not recorded any liability related to this matter in the accompanying balance sheets as of December 31, 2001 and June 30, 2002.

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

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to Vote of Security Holders

      (a) The Company held its Annual Meeting of Stockholders on May 29, 2002 (the "Annual Meeting").

      (b)   n/a

      (c)   The following matters were voted upon at the Annual Meeting:

            (i) Two directors were elected to serve until the 2005 annual meeting of stockholders, and until their successors are elected and duly qualified, with 82% of the eligible voting shares voting for Messrs. Benson and Minihane, as follows:

                   Nominee                  For               Against or Abstain
                   -------                  ---               ------------------

                   Marc F. Benson           24,714,250        1,553,406

                   Peter J. Minihane        24,737,815        1,529,841

            (ii) An amendment to the 1999 Employee Stock Purchase Plan to make available for purchase under the Plan an additional 1,000,000 shares of Common Stock was approved by 82% of the eligible voting shares. (Votes for: 24,117,816; votes against or withheld: 2,137,305; abstain: 12,535).

            (iii) The issuance of shares of our common stock upon (a) the conversion of the 5% Senior Secured Convertible Debentures due March 25, 2006, (b) payment of interest thereon, (c) the conversion of to-be-created series of convertible preferred stock, (d) payment of dividends thereon, (e) the exercise of related warrants by the holders thereof, and (f) redemption of the debentures or the to-be-created preferred stock, which upon such conversion, payment, exercise and redemption, would result in an investor in the Company holding more than 19.99% of the Company's outstanding common stock was approved by 64% of the eligible voting shares (Votes for: 9,497,370; votes against or withheld: 2,649,786; abstain: 18,960).

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

            10.5.2            MCI Amendment dated July 25, 2002.

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

            10.36++& Agreement for Electronic Manufacturing Services, dated March 1, 2000, by and between Visual Networks Operations, Inc. and Celestica Corporation.

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

            !!!! Incorporated herein by reference to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.

            & Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

(b) Reports on Form 8-K

      (1) The Company filed a Current Report on Form 8-K on May 28, 2002, reporting under Item 5 that the Company's common stock trading was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market, effective May 28, 2002.

      (2) The Company filed a Current Report on Form 8-K on June 18, 2002, reporting under Item 4 the termination of the engagement of Arthur Andersen LLP as its independent auditors and the appointment of PricewaterhouseCoopers LLP as its new independent accountants. The Company also reported under Item 5 that the registration statement on Form S-3 (333-85628) (the "Registration Statement") was declared effective by the SEC on June 14, 2002. The Registration Statement related to the resale of shares of common stock issuable upon exercise of the senior secured convertible debentures in the aggregate principal amount of $10.5 million and warrants to purchase shares of common stock, which were sold to four institutional investors on March 25, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VISUAL NETWORKS, INC.


                                   By:     /s/ ELTON R. KING
                                      ------------------------------------------
                                           Elton R. King
                                           President and Chief Executive Officer

August 19, 2002