Form 10-Q
period 2002-09-30
VISUAL NETWORKS INC
filed 2002-11-14
CIK 1000495

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-0001

                                 _______________

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the three months ended September 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-23699

                                 _______________

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

                                 _______________

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

      The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, as of November 11, 2002 was 32,377,940 shares.

================================================================================

                              VISUAL NETWORKS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                            FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                                                                            Page

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements:
     Consolidated Balance Sheets --  December 31, 2001
       and September 30, 2002 ...........................................      3
     Consolidated Statements of Operations -- Three and nine
      months ended September 30, 2001 and 2002 ..........................      4
     Consolidated Statements of Cash Flows -- Nine months
      ended September 30, 2001 and 2002 .................................      5
     Notes to Consolidated Financial Statements .........................      6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations ................................     14
  Item 3. Qualitative and Quantitative Disclosure about
     Market Risk ........................................................     26
  Item 4. Controls and Procedures .......................................     26

PART II. OTHER INFORMATION
  Items 1 -- 6 ..........................................................     27
  Signatures ............................................................     31
  Certifications ........................................................     32

                          PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements

                              VISUAL NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                               December 31,   September 30,
                                                                   2001            2002
                                                                   ----            ----
ASSETS
Current assets:
  Cash and cash equivalents .............................      $   5,921       $  12,177
  Restricted short-term investment ......................          2,503           2,503
  Accounts receivable, net of allowance of $554 and $358,
     Respectively .......................................          7,488           6,381
  Inventory, net ........................................          5,768           3,517
  Other current assets ..................................          1,161             846
                                                               ---------       ---------
          Total current assets ..........................         22,841          25,424
Property and equipment, net .............................          6,061           4,265
Deferred debt issuance costs, net of current portion ....             --             591
                                                               ---------       ---------
          Total assets ..................................      $  28,902       $  30,280
                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses .................      $  11,723       $   8,501
  Deferred revenue ......................................         11,782           8,790
  Customer deposits .....................................          3,588              --
  Line of credit ........................................          1,663              --
  Current portion of long-term debt .....................            661              --
                                                               ---------       ---------
          Total current liabilities .....................         29,417          17,291
Convertible debentures, net of unamortized debt
  discount of $2,732 ....................................             --           7,768
                                                               ---------       ---------
          Total liabilities .............................         29,417          25,059
                                                               ---------       ---------

Stockholders' equity (deficit):
  Common stock, $.01 par value, 200,000,000 shares
     authorized, 31,915,752 and 32,175,386 shares issued
     and outstanding as of December 31, 2001 and
     September 30, 2002, respectively ...................            319             322
  Warrants ..............................................             --           2,087
  Additional paid-in capital ............................        473,132         474,614
  Deferred compensation .................................            (80)            (56)
  Accumulated other comprehensive income ................             21              --
  Accumulated deficit ...................................       (473,907)       (471,746)
                                                               ---------       ---------
          Total stockholders' equity (deficit) ..........           (515)          5,221
                                                               ---------       ---------
          Total liabilities and stockholders' equity
               (deficit) ................................      $  28,902       $  30,280
                                                               =========       =========

          See accompanying notes to consolidated financial statements.

                              VISUAL NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                              For the Three Months    For the Nine Months
                                               Ended September 30,    Ended September 30,
                                               -------------------    -------------------
                                                 2001        2002       2001         2002
                                                 ----        ----       ----         ----
Revenue:
  Hardware ................................   $ 12,734    $ 12,045    $ 39,448    $ 31,865
  Software ................................      3,195         102       4,505       5,196
  Support and services ....................      3,279       2,505      12,970       9,593
                                              --------    --------    --------    --------
      Total revenue .......................     19,208      14,652      56,923      46,654
                                              --------    --------    --------    --------
Cost of revenue:
  Product .................................      5,313       4,051      17,109      11,354
  Support and services ....................      1,786         363       6,253       1,687
                                              --------    --------    --------    --------
      Total cost of revenue ...............      7,099       4,414      23,362      13,041
                                              --------    --------    --------    --------
  Gross profit ............................     12,109      10,238      33,561      33,613
                                              --------    --------    --------    --------
Operating expenses:
  Research and development ................      4,558       3,064      15,718       9,526
  Sales and marketing .....................      8,412       4,534      26,999      15,735
  General and administrative ..............      2,115       1,619       7,133       5,357
  Restructuring and impairment charges ....         --          --       6,276          --
  Amortization of acquired intangibles ....         13          --         805          --
                                              --------    --------    --------    --------
          Total operating expenses ........     15,098       9,217      56,931      30,618
                                              --------    --------    --------    --------
Income (loss) from operations .............     (2,989)      1,021     (23,370)      2,995
Interest income (expense), net ............         10        (356)        394        (834)
                                              --------    --------    --------    --------
Income (loss) before income taxes .........     (2,979)        665     (22,976)      2,161
Income taxes ..............................         --          --          --          --
                                              --------    --------    --------    --------
Net income (loss) .........................   $ (2,979)   $    665    $(22,976)   $  2,161
                                              ========    ========    ========    ========
Basic earnings (loss) per share ...........   $  (0.09)   $   0.02    $  (0.73)   $   0.07
                                              ========    ========    ========    ========
Diluted earnings (loss) per share .........   $  (0.09)   $   0.02    $  (0.73)   $   0.07
                                              ========    ========    ========    ========
Basic weighted-average shares outstanding .     31,533      32,175      31,501      32,080
                                              ========    ========    ========    ========
Diluted weighted-average shares outstanding     31,533      32,195      31,501      32,432
                                              ========    ========    ========    ========

          See accompanying notes to consolidated financial statements.

                              VISUAL NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                              For the Nine Months
                                                              Ended September 30,
                                                              -------------------
                                                               2001         2002
                                                               ----         ----
Cash flows from operating activities:
  Net income (loss) ......................................   $(22,976)   $  2,161
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation and amortization .......................      4,584       2,772
     Non-cash restructuring and impairment charges .......      4,292          --
     Non-cash interest expense ...........................         --         507
     Translation gain from foreign subsidiary ............         --         (21)
  Changes in assets and liabilities:
     Accounts receivable .................................     (1,984)      1,107
     Inventory ...........................................      6,786       2,251
     Other assets ........................................      1,384         553
     Accounts payable and accrued expenses ...............     (9,352)     (3,222)
     Deferred revenue ....................................     (2,572)     (2,992)
     Customer deposits ...................................         --      (3,588)
                                                             --------    --------
       Net cash used in operating activities .............    (19,838)       (472)
                                                             --------    --------
Cash flows from investing activities:
  Net sales of short-term investments ....................      5,931          --
  Expenditures for property and equipment ................       (529)       (852)
                                                             --------    --------
       Net cash provided by (used in) investing activities      5,402        (852)
                                                             --------    --------
Cash flows from financing activities:
  Exercise of stock options and employee stock purchase
     plan ................................................        834         349
  Proceeds from issuance of convertible debentures and
     warrants, net of issuance costs .....................         --       9,555
  Net borrowings (repayments) under credit agreements ....      2,072      (2,039)
  Principal payments on capital lease obligations ........       (437)       (285)
                                                             --------    --------
       Net cash provided by financing activities .........      2,469       7,580
                                                             --------    --------
Effect of exchange rate changes ..........................          6          --
                                                             --------    --------
Net increase (decrease) in cash and cash equivalents .....    (11,961)      6,256
Cash and cash equivalents, beginning of period ...........     17,369       5,921
                                                             --------    --------
Cash and cash equivalents, end of period .................   $  5,408    $ 12,177
                                                             ========    ========
Supplemental cash flow information:
  Cash paid for interest .................................   $     38    $    327
                                                             ========    ========
Supplemental disclosure of non-cash investing and
    financing activities:
  Issuance of common stock, options and warrants in
      acquisition ........................................   $   (990)   $     --
                                                             ========    ========

          See accompanying notes to consolidated financial statements.

                              VISUAL NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies:

      Visual Networks, Inc. ("Visual" or the "Company") designs, manufactures, sells and supports systems that manage the level of service provided over telecommunications networks, including networks that support the Internet.

Risks and Other Important Factors

      The Company incurred significant losses from the second quarter of 2000 through the fourth quarter of 2001. The deterioration of the Company's operating results in 2000, excluding the effects of impairment and restructuring charges and the write-off of in-process research and development ("IPR&D"), was due primarily to decreased revenue and increased operating expenses compared to 1999. The Company made significant reductions in operating expenses in 2000, 2001 and 2002, including those resulting from the closure of three facilities and the reduction of its workforce by approximately 270 employees from October 2000 through September 2002, approximately 40 of whom were terminated during the nine months ended September 30, 2002.

      Based on its current cost structure, the Company's ability to generate operating income is, in large part, dependent on its success in achieving quarterly revenue of at least $14.0 million to $15.0 million, achieving quarterly gross margins of 70% to 75% and maintaining or further reducing operating expenses. Due to market conditions, competitive pressures and other factors beyond the Company's control, there can be no assurances that the Company will be able to achieve these quarterly goals. In the event that the Company does not realize anticipated cost reductions or achieve its revenue goals, it may be required to further reduce its cost structure. While the Company experienced its third consecutive quarter of profitability during the three months ended September 30, 2002, there can be no assurance that the Company will remain profitable.

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

      The Company's operations and financial position are subject to certain risks and uncertainties including, among other things, its accumulated deficit, uncertainty of future profitability and possible fluctuations in financial results, substantial fixed operating costs, possible substantial dilution to common stockholders as a result of the terms of its convertible debentures, dependence on sales to key customers, including WorldCom, dependence on a sole-source subcontract manufacturer, potential delisting and reduced liquidity of its shares resulting from failure to meet Nasdaq listing requirements, the potential triggering of early repayment of the debentures, the continued downturn in the telecommunications industry, long sales cycles, improvements to the infrastructure of the Internet, rapid technological change, growing competition from several market segments, product errors, dependence upon sole and limited source suppliers, potential fluctuations in component pricing, potential claims of patent infringement by third parties, potential failure to protect its intellectual property rights, dependence upon key employees, ability to retain employees and the defense of a purported class action lawsuit. Failure to meet any of these and other challenges could adversely affect the Company's future operating results and financial condition.

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

      These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2001. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring which are necessary for a fair presentation of results for the interim periods. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that will be achieved for the entire year ending December 31, 2002.

Principles of Consolidation

      The consolidated financial statements include the accounts of Visual Networks, Inc. and its wholly owned subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation.

Investments

      The Company holds a certificate of deposit in the amount of $2.5 million that matures on May 31, 2003. The certificate of deposit has been included as a restricted short-term investment (see Note 2) in the accompanying consolidated balance sheets as of December 31, 2001 and September 30, 2002. The certificate of deposit is held by a bank to collateralize a $2.5 million letter of credit issued in favor of one of the Company's contract manufacturers that expires on September 30, 2003.

Inventory

      Cost of revenue consists of subcontracting costs, component parts, warehouse costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees and other overhead expenses related to the manufacturing operations. Product cost of revenue includes both hardware and software cost of revenue in the accompanying consolidated statements of operations. Cost of revenue related to software sales has not been significant. Support and services cost of revenue includes benchmark services, professional services and technical support costs in the accompanying consolidated statements of operations. Inventory is stated at the lower of average cost or market, and consists of the following (unaudited, in thousands):


                       December 31, September 30,
                           2001        2002
                           ----        ----

      Raw materials ..   $1,137      $1,361
      Work-in-progress      238          33
      Finished goods .    4,393       2,123
                         ------      ------
                         $5,768      $3,517
                         ======      ======

Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following (unaudited, in thousands):

                                December 31,  September 30,
                                    2001          2002
                                    ----          ----

      Accounts payable .....      $ 2,644      $1,860
      Accrued compensation .        1,794       1,308
      Accrued restructuring         1,421         613
      Other accrued expenses        5,864       4,720
                                  -------      ------
                                  $11,723      $8,501
                                  =======      ======

Revenue Recognition

      The Company's performance management products and services include hardware, software, professional services and technical support. In 2001, the Company also provided benchmark services. Benchmark services, professional services and technical support revenues are reported as service revenue in the accompanying consolidated statements of operations. The Company recognizes revenue from the sale or license of its products in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition" and SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which summarizes existing accounting literature and require that four criteria are met prior to the recognition of revenue. The Company's accounting policies regarding revenue recognition are written to comply with the following criteria: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the fees are fixed and determinable;

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

      In May 2001, the Company announced the discontinuation of the Visual Trinity product. This product was the primary product acquired with Avesta, and the Company stopped all development efforts on the Visual Trinity product in May 2001. The Company continued providing technical support for the Visual Trinity product through September 2002 and has no remaining technical support obligations to the Visual Trinity customers. As a result, revenue related to this product subsequent to May 2001 consisted primarily of technical support revenue, all of which was included in deferred revenue and recognized over the terms of the relevant agreements.

      In June 2001, the Company announced the sale of the Visual Internet Benchmark service. The Company will continue to recognize revenue from the Visual Internet Benchmark service for existing contracts, under which the Company is still required to perform services through May 2003, most of which is currently in deferred revenue. The Company receives royalty payments from the purchaser on new contracts, which are included in support and services revenue in the accompanying statement of operations for the three and nine months ended September 30, 2002.

Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company generally sells its products to large telecommunications and Internet service provider companies primarily in the United States. The Company grants credit terms without collateral to its customers and, prior to the bankruptcy of one of the Company's significant customers during the three months ended September 30, 2002 as described below, has not experienced any significant credit related losses. Accounts receivable include allowances to record receivables at their estimated net realizable value. As of September 30, 2002, one customer individually represented $4.0 million or 59% of accounts receivable.

      A significant customer of the Company, WorldCom, filed for bankruptcy on July 21, 2002. WorldCom represented approximately

$12.3 million and $7.6 million in revenue for the years ended December 31, 2000 and 2001, respectively, and approximately $1.3 million, $2.3 million and $2.1 million in revenue for the three months ended March 31, 2002, June 30, 2002 and September 30, 2002, respectively. The Company wrote off approximately $0.7 million of accounts receivables due from WorldCom against the allowance for bad debts during the three months ended September 30, 2002. The allowance for bad debts was $1.1 million as of June 30, 2002 and $0.4 million as of September 30, 2002. Any future recoveries of these written-off receivables will be recorded when and if they are received.

      Due to the relationship that the Company has with WorldCom and its customers, the Company is continuing to sell products to WorldCom during its bankruptcy. The Company has taken steps to limit its financial exposure. In July 2002, the Company signed an agreement (the "July Agreement") with WorldCom that established new terms and conditions under which the Company conducted business with WorldCom during the initial weeks of WorldCom's bankruptcy. After WorldCom demonstrated timely payment of post-petition purchase orders, the Company entered into a subsequent amendment (the "August Amendment") that changed WorldCom's payment terms to substantially those that existed prior to the bankruptcy filing. WorldCom was in compliance with the terms of the July Agreement and August Amendment during the three months ended September 30, 2002 and continues to be in compliance as of November 13, 2002.

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

Comprehensive Income

      The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," which establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments and the unrealized gains and losses on marketable securities to be included in other comprehensive income. Because the Company has not had any significant components of other comprehensive income, the reported net income (loss) does not differ materially from comprehensive income (loss) for the three and nine months ended September 30, 2001. During 2002, the Company converted operations for its Canadian subsidiary to U.S. Dollars and recorded the translation gain in the accompanying consolidated statement of operations, and as of September 30, 2002, the Company had no operations denominated in foreign currency.

Segment Reporting and Significant Customers

      SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. Management has concluded that the Company's operations occur in one segment only based upon the information used by management in evaluating the performance of the business. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The revenue and assets of the Company's foreign subsidiaries have not been significant. During the nine months ended September 30, 2002, the Company closed its branch in France and began efforts to close its subsidiary in Singapore. For the nine months ended September 30, 2001, three customers individually represented 29%, 15% and 10% of revenue. For the nine months ended September 30, 2002, three customers individually represented 35%, 12% and 12% of revenue. The agreements with the Company's significant customers do not obligate these customers to make any minimum purchases from the Company.

      The following table presents the Company's revenue by product (unaudited, in thousands):

                                       Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                          -------------        -------------
                                          2001      2002      2001      2002
                                          ----      ----      ----      ----

      Visual UpTime .................   $13,347   $13,823   $41,456   $37,886
      Visual Cell Tracer ............       736        68     2,065       836
      Visual IP InSight .............     3,813       540     6,509     6,353
      Royalties .....................        --        80        --       362
                                        -------   -------   -------   -------
            Continuing products .....    17,896    14,511    50,030    45,437
                                        -------   -------   -------   -------
      Visual Internet Benchmark .....       770        92     3,428       722
      Visual Trinity and eWatcher ...       542        49     3,465       495
                                        -------   -------   -------   -------
                Discontinued products     1,312       141     6,893     1,217
                                        -------   -------   -------   -------
                Total  revenue ......   $19,208   $14,652   $56,923   $46,654
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

Basic and Diluted Earnings (Loss) Per Share

      SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.

      Diluted earnings (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options and warrants to purchase 8,259,120 shares of common stock that were outstanding as of September 30, 2001 were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2001 as their effect would be anti-dilutive. The treasury stock effect of options and warrants to purchase 8,789,713 shares of common stock that were outstanding at September 30, 2002 are included in the computation of diluted earnings per share for the three and nine months ended September 30, 2002. The effect of the convertible debentures issued in March 2002 (see Note 3) that are convertible into 2,986,093 shares of common stock has not been included in the computation of diluted earnings per share for the three or nine months ended September 30, 2002 as their effect would be anti-dilutive.

      The following details the computation of the earnings (loss) per share (unaudited, in thousands, except per share data):

                                                      Three Months Ended    Nine Months Ended
                                                         September 30,        September 30,
                                                         -------------        -------------
                                                       2001       2002       2001       2002
                                                       ----       ----       ----       ----

      Net income (loss) .........................   $ (2,979)   $   665   $(22,976)   $ 2,161
                                                    ========    =======   ========    =======
      Diluted weighted-average shares
         outstanding:
      Weighted-average share calculation:
      Basic weighted-average shares outstanding:
        Average number of shares of common stock
           outstanding ..........................     31,533     32,175     31,501     32,080
      Diluted weighted-average shares
         outstanding:
        Treasury stock effect of options and
           warrants .............................         --         20         --        352
                                                    --------    -------   --------    -------
      Diluted weighted-average shares outstanding     31,533     32,195     31,501     32,432
                                                    ========    =======   ========    =======
      Earnings (loss) per common share:
        Basic earnings (loss) per share .........   $  (0.09)   $  0.02   $  (0.73)   $  0.07
                                                    ========    =======   ========    =======
        Diluted earnings (loss) per share .......   $  (0.09)   $  0.02   $  (0.73)   $  0.07
                                                    ========    =======   ========    =======

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill on December 31, 2001 that existed at June 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will also not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company did not have any outstanding goodwill or other intangibles as of December 31, 2001 and September 30, 2002. The Company also did not have any goodwill during 2001. The adoption of SFAS No. 142 did not have a material effect on the Company's financial position or results of operations.

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

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 is effective in the first quarter of 2002. The Company adopted SFAS No. 144 during the nine months ended September 30, 2002 and the adoption did not have a material effect on the Company's financial position or results of operations.

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

2. Credit Agreements and Long-Term Debt:

      During 2001 through March 2002, the Company maintained a credit facility, as amended, that included an accounts receivable-based arrangement providing for borrowings up to the lesser of $10.0 million or 80% of eligible accounts receivable (as defined in the credit facility and determined by the bank). The bank credit facility included an equipment financing facility. During the six months ended September 30, 2001, the Company borrowed approximately $0.5 million to be repaid over 36 months under the equipment financing facility, of which $0.4 million was outstanding as of December 31, 2001. As of December 31, 2001, the Company also had approximately $1.7 million of borrowings outstanding at an interest rate of 6.75% under the accounts receivable-based arrangement.. In connection with the issuance of the convertible debentures (see Note 3), the Company repaid the outstanding balance of the credit facility, and the related loan agreements were terminated. As a result, the borrowings under the accounts receivable-based and equipment financing arrangements were classified as current in the accompanying consolidated balance sheet as of December 31, 2001.

      In December 2000, the bank issued a standby letter of credit, as amended, in favor of the Company's contract manufacturer, that expires on September 30, 2003 in the amount of $2.5 million. The Company secured the letter of credit with a pledge of a certificate of deposit in the amount of $2.5 million that expires on May 31, 2003, as amended, which is recorded as a restricted short-term investment in the accompanying consolidated balance sheets as of December 31, 2001 and September 30, 2002.

3. Convertible Debentures:

      In March 2002, the Company issued senior secured convertible debentures in the aggregate amount of $10.5 million in a private placement. The Debentures are due March 25, 2006, are payable in common stock or cash, at the Company's option provided certain conditions are satisfied, and bear interest at an annual rate of 5% payable quarterly in common stock or cash, at the Company's option, provided certain conditions are satisfied. The Debentures are secured by a first priority lien on substantially all of the Company's assets. The Debentures may be converted initially into 2,986,093 shares of the Company's common stock at the option of the holders at a price of $3.5163 per share, subject to certain adjustments. The conversion price of the Debentures will adjust if the Company issues additional shares of common stock or instruments convertible into common stock at a price that is less than the then-effective conversion price of the Debentures. The Company has the right to require the holders to convert their Debentures into common stock if the closing price of the Company's common stock exceeds 175% of the conversion price for 20 consecutive days after September 26, 2003.

      The Debentures include certain financial covenants related to earnings before interest, taxes, depreciation and amortization, less capital expenditures, for 2002 and 2003. If the financial covenants are not met, the holders may cause the Company to redeem the Debentures at a price equal to the principal amount of the Debentures plus accrued interest. The redemption may be made in common stock or cash, at the Company's option, provided certain conditions are satisfied. Cash redemption of the Debentures also may be required upon a specified change of control or upon the occurrence of any one of the other triggering events, including but not limited to, default on other indebtedness and failure to maintain the common stock listing on an eligible market. In the event that the financial covenant for 2002 is achieved, the first priority lien in favor of the debenture holders shall be released.

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

      The holders of the Debentures also received the right to purchase shares of to-be-created Series A preferred stock (the "Preferred Stock Rights") at certain dates in the future. The first Preferred Stock Right for 575 shares for $5.8 million expired on May 6, 2002. The holders did not exercise the right to purchase these shares of Series A preferred stock. A second Preferred Stock Right for 307 shares for $3.1 million may be exercised at any time after September 2002 but before June 2003. A third Preferred Stock Purchase Right for 170 shares for $1.7 million also expired on May 6, 2002. The holders also did not exercise the right to purchase these shares of Series A preferred stock. The Debenture holders were also granted certain equity participation and registration rights.

      Under the terms of the Debentures, a number of events could trigger the Debenture holders' right to force early repayment of 115% of the outstanding principal plus accrued and unpaid interest owed under the debentures. Events constituting a triggering event include:

      o default by the Company on other indebtedness or obligations under any other debenture, mortgage, credit agreement or other facility, indenture agreement, factoring agreement or other instrument under which there may be issued, or by which there may be secured or evidenced, any indebtedness for borrowed money or money due under any long term leasing or factoring arrangement in an amount exceeding $500,000;

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

      In addition, if the Company's earnings before interest, taxes, depreciation and amortization, less capital expenditures, for the year ended December 31, 2002 is less than $2.8 million, the Debenture holders may require the Company to prepay all or a portion of up to 50% of the outstanding principal amount of their Debentures. If the Company's earnings before interest, taxes, depreciation and amortization, less capital expenditures, for the year ended December 31, 2003 is less than $6.5 million, the Debenture holders may require the Company to prepay all or a portion of up to 100% of the outstanding principal amount of the Debentures.

      If the Company does not have sufficient cash to repay these amounts if required, the Company may be required to seek additional capital through a sale of assets, sale of additional securities or through additional borrowings, none of which may be available on terms reasonably acceptable to the Company.

      The total Debentures of $10.5 million are included in the accompanying balance sheet as of September 30, 2002, net of unamortized debt discount of approximately $2.7 million, which represents the fair market value after allocating the proceeds to the various additional components of the debt. Approximately $2.1 million in proceeds from the Debentures were allocated to the value of the warrants. The fair value of the warrants was determined using the Black-Scholes valuation model with the following assumptions: no dividend yield, expected volatility of 129%, risk-free interest rate of 4.85% and a term of five years. Approximately $0.3 million in proceeds from the Debentures was allocated to the value of the Preferred Stock Rights as determined by an appraisal. On the date of issuance of the Debentures, the conversion price of the Debentures, after taking into consideration the allocation of proceeds to the warrants and Preferred Stock Rights, was less than the quoted market price of the Company's common stock. Accordingly, approximately $1.0 million in proceeds from the Debentures was allocated to additional paid-in capital to recognize this beneficial conversion feature. The discount on the Debentures resulting from the allocation of proceeds to the value of the warrants, Preferred Stock Rights and beneficial conversion will be amortized as a charge to interest expense over the four-year period until the Debentures become due in March 2006.

4. Commitments and Contingencies:

Litigation

      In July, August and September 2000, several purported class action complaints were filed against the Company and certain of the Company's former executives (collectively, the "defendants"). These complaints have since been combined into a single consolidated amended complaint (the "complaint"). The complaint alleges that between February 7, 2000 and August 23, 2000, the defendants made false and misleading statements, which had the effect of inflating the market price of the Company's stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On August 20, 2002, United States District Judge Deborah K. Chasanow entered an order in the United States District Court for the District of Maryland dismissing the complaint. On September 17, 2002, the plaintiffs appealed the District Court's decision to the United States Court of Appeals for the Fourth Circuit. The complaint does not specify the amount of damages sought. The Company believes that the plaintiffs' claims are without merit and intends to defend against these allegations vigorously. The Company expects that a substantial portion of the legal costs that it has incurred and may continue to incur related to this matter will be paid by its directors' and officers' insurance policy. The Company cannot presently determine the ultimate outcome of this action. A negative outcome could have a material adverse effect on the Company's financial position or results of operations. Failure to prevail in the litigation could result in, among other things, the payment of substantial monetary damages in excess of any amounts paid by the Company's directors' and officers' insurance. The Company has not recorded any liability related to this matter in the accompanying balance sheets as of December 31, 2001 and September 30, 2002.

      The Company is periodically a party to disputes arising from normal business activities including various employee-related matters. In the opinion of management, resolution of these matters will not have a material adverse effect upon the Company's financial position or future operating results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      From our incorporation in August 1993 through December 1996, our principal objective was to secure sufficient equity financing to enable us to accelerate product development efforts of Visual UpTime for frame relay deployment and create the infrastructure necessary to support these efforts. We first shipped Visual UpTime in mid-1995 and began generating significant revenue during 1996. Since our inception, we have focused on establishing relationships with service providers with the goal of having these service providers include our products into their infrastructure or in their service offerings to their subscribers. Consistent with this goal, we have established agreements with AT&T, Equant, Sprint and WorldCom. During 1998, 1999 and 2000, we continued to focus on selling Visual UpTime, and added to the following products: the Net2Net product, Cell Tracer, in 1998; the Inverse products, Visual IP InSight and Visual Internet Benchmark, in 1999; and the Avesta products, Visual Trinity and Visual eWatcher, in 2000. During 2001, we discontinued development and sales efforts of Visual Trinity and sold the Visual Internet Benchmark service. During 2001, we began evaluating our Visual eWatcher product, which, to date, has not generated significant revenue. We believe the web performance management functionality of this product may be valuable, and we are exploring alternatives for this product. During the nine months ended September 30, 2002, we amended our agreement with Network Associates, Inc. (NAI) for the Cell Tracer product so that NAI received the source code for the Visual Cell Tracer product to allow it to support and modify the product. As a result of decreased demand from NAI, we anticipate that NAI will place final orders with us by early 2003, and we do not anticipate any significant revenue from the sale of this product to other customers. In addition to final orders placed by NAI, we expect to recognize approximately $1.5 million from deferred revenue as certain NAI stock rotation rights expire. We continue to focus on sales of Visual UpTime and Visual IP InSight. In response to these events, we have revised our business plan to reflect lower projected revenues and reduced our operating expenses to a level that we believe is sufficient to allow us to remain profitable if we are able to achieve revenues of $14.0 million to $15.0 million each quarter and meet our target operating margins.

      We acquired Avesta Technologies on May 24, 2000. We believed that the acquisition of Avesta would provide critical pieces to our articulated strategy to become one of the largest network performance management vendors with one of the industry's broadest portfolios of products and functionality. We also anticipated that the merger would bring us closer to providing a single-vendor solution to the internet infrastructure management needs of customers, especially the integration of networks, systems and applications into a unified service view for service providers and their enterprise subscribers. We expected to generate revenue from the Avesta products of approximately $30 million in 2000. Instead, these products generated revenues of only $7.3 million in 2000, and significantly increased our operating expenses. Subsequent to the acquisition, we concluded that, without significant modifications, the primary Avesta product, Trinity, was not a viable solution for our strategic service provider customers. The product was more specifically targeted to direct enterprise customers, which did not fit with our service provider focused business plan. As a result of an analysis performed by a company-wide task force, we determined that the time and expense required to make the Visual Trinity product competitive in its market space and more suitable to our service provider customers would be prohibitive. These factors, in conjunction with revenue declines in our other products, resulted in a $328.8 million impairment charge and $7.0 million in restructuring charges in 2000. In 2001, we discontinued the Visual Trinity product, resulting in $3.3 million in additional impairment charges related to the remaining intangible assets from the Avesta acquisition, $3.7 million in a write down related to an investment that was acquired with Avesta that was determined to be impaired as of December 31, 2001 and $2.3 million (net of reversals) in restructuring charges. We did not have any significant remaining assets related to Avesta included in our balance sheet as of December 31, 2001 or September 30, 2002.

      Following the acquisition of Avesta, we allowed our business strategy to become less focused, which increased the complexity of our business and adversely affected our results of operations. We incurred significant losses from the second quarter of 2000 through the fourth quarter of 2001. The deterioration of our operating results that began in 2000, excluding the effects of the impairment and restructuring charges and the write-off of in-process research and development, was due primarily to decreased revenue and increased operating expenses following the Avesta acquisition. In response, we made significant reductions in operating expenses in the remainder of 2000, 2001 and 2002 resulting from the closure of three facilities and the reduction of our workforce by approximately 270 employees from October 2000 through September 2002, including approximately 40 of whom were terminated during the nine months ended September 30, 2002.

      We returned to profitability for the three months ended March 31, 2002 and have remained profitable since then. However, we have continued to experience declining revenue from $56.9 million for the nine months ended September 30, 2001 to $46.7 million for the nine months ended September 30, 2002, including a reduction in the sale of each of our major products. The decrease included $1.2 million in revenue from the Cell Tracer product, which consisted almost entirely of reduced demand from NAI. Visual UpTime revenue decreased by $3.6 million reflecting: 1) the overall downturn in the telecommunications industry, which was reflected in a slowdown in demand for telecommunications products and services, including those based on our products and 2) tighter inventory control at our service provider customers, specifically AT&T. Revenue from the Visual IP InSight product decreased $0.2 million resulting from both the bankruptcies of many of the new Internet Service Providers that were our primary targets for Visual IP InSight, and the events of September 11, 2001, which caused a slowdown in acquisition and deployment of telecommunications products and services, including those based on Visual IP InSight. In addition, revenue from the Visual IP InSight product often fluctuates significantly from quarter to quarter due to the sizeable orders from a limited number of service providers that we are dependent upon for that product. Such fluctuations can also significantly affect our gross margin percentage because our software costs of revenue are so insignificant. The $5.7 million decrease in revenue from Visual eWatcher, Visual Internet Benchmark and Visual Trinity reflects, respectively, the reduced sales and marketing focus on Visual eWatcher as we evaluate prospects for that technology, the sale of Visual Internet Benchmark and the discontinuation of sales of Visual Trinity.

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

      We have addressed those factors that have caused revenue to decline and that are within our control. We have refocused our sales, marketing and other efforts on our core Visual UpTime and Visual IP InSight products and our core service provider customers. We have directed our Visual IP InSight development efforts at making the product more suitable for our core service provider customers and enabling the use of our product in higher-margin broadband networks over, for example, cable lines and Digital Subscriber Lines (DSL). We have also aggressively reduced our operating expenses to be more in line with our reduced revenue projections. While we do not know when the downturn in telecommunications industry will end, or how robust the recovery will be once or if it does begin, we have revised our business plan to reflect lower projected revenues and reduced our operating expenses as we seek to remain profitable even with this reduced demand. There can be no assurance that we will remain profitable.

      Our business may be adversely affected by WorldCom's bankruptcy. WorldCom, one of our significant customers, filed for bankruptcy on July 21, 2002. WorldCom represented $12.3 million and $7.6 million of our revenue for the years ended December 31, 2000 and 2001, respectively, and $1.3 million, $2.3 million and $2.1 million of our revenue for the three months ended March 31, 2002, June 30, 2002 and September 30, 2002, respectively. As of June 30, 2002, WorldCom owed us approximately $1.3 million. We received a subsequent payment from WorldCom prior to bankruptcy for approximately $0.7 million. The remaining accounts receivable balance of approximately $0.7 million was written off against the allowance for bad debts during the three months ended September 30, 2002. The allowance for bad debts was $1.1 million as of June 30, 2002 and $0.4 million as of September 30, 2002. Any future recoveries of these written-off receivables will be recorded when and if they are received.

      Due to the relationship that we have with WorldCom and its customers, we are continuing to sell products to WorldCom during its bankruptcy. We have taken steps to limit our financial exposure. In July 2002, we signed an agreement (the "July Agreement") with WorldCom that established new terms and conditions, under which we conducted business with WorldCom during the initial weeks of WorldCom's bankruptcy. After WorldCom demonstrated timely payment of post-petition purchase orders, we entered into a subsequent amendment (the "August Amendment") that changed WorldCom's payment terms to substantially those that existed prior to the bankruptcy filing. WorldCom was in compliance with the terms of the July Agreement and August Amendment during the three months ended September 30, 2002 and continues to be in compliance as of November 13, 2002.

      We face risks of delayed orders from another significant customer, Equant, due to its slower than expected deployment of our products. Equant represented $3.0 million, or 6.4%, of revenue for the nine months ended September 30, 2002. Due to the slower deployment, revenue from this customer may be reduced for the remainder of 2002.

      Our business may also be impacted if we continue to fail to comply with Nasdaq listing standards. We recently moved the trading of our common stock to the Nasdaq Small Cap Market. To maintain the listing on this market, we are required to meet certain listing requirements, including a minimum bid price of $1.00 per share. If our stock price closes below the minimum bid price of $1.00 for 30 consecutive trading days, we would receive a deficiency notice and, assuming we continue to satisfy the other Nasdaq listing requirements, would have a grace period of 180 calendar days to cure the deficiency by meeting the minimum closing bid price per share trading price for 10 consecutive trading days. Even if we are able to comply with the minimum bid requirement, there is no assurance that in the future we will continue to satisfy the other Nasdaq listing requirements, with the result that our common stock may be delisted. Should our common stock be delisted from the Nasdq Small Cap Market, it would likely be traded on the so-called "pink sheets" or the "Electronic Bulletin Board" maintained by the National Association of Securities Dealers, Inc. Consequently, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Furthermore, if we are no longer listed on the Nasdaq Small Cap Market, our $10.5 million of outstanding debentures may be accelerated and become immediately due and payable upon demand by the debenture holders.

      During the three months ended September 30, 2002, we accepted the resignations of our President and Chief Executive Officer, Elton King, and our Vice-President and Chief Financial Officer, John Saunders. The Board of Directors appointed Peter Minihane as our interim President and Chief Executive Officer. Mr. Minihane is also serving as our principal financial officer until we find a new Chief Financial Officer. We are actively searching for a permanent President and Chief Executive Officer and Chief Financial Officer. Because Mr. Minihane was our Executive Vice-President, Chief Financial Officer and Treasurer until January 2002 and has subsequently been a very active member of the Board of Directors, we do not expect these management changes to impact our future operations. Also during this period, Michael Cassity and Marc Benson resigned from our Board of Directors. We are actively seeking new board members.

      The manufacture of our products is primarily completed by a sole-source manufacturer. We have entered into negotiations with a second contract manufacturer to mitigate our risk of relying on our sole-source manufacturer. The agreement with the second manufacturer is not complete as of the date of this filing. Until the agreement with the second contract manufacturer is complete, an unanticipated interruption or delay in the scheduled receipt of products from our sole source contract manufacturer could reduce revenue.

Results of Operations

      The following table presents certain consolidated statement of operations data as a percentage of our revenue:

                                                        Three Months Ended  Nine Months Ended
                                                           September 30,      September 30,
                                                           -------------      -------------
                                                          2001      2002      2001     2002
                                                          ----      ----      ----     ----
      Revenue:
        Hardware .....................................    66.3%     82.2%     69.3%     68.3%
        Software .....................................    16.6       0.7       7.9      11.1
        Support and services .........................    17.1      17.1      22.8      20.6
                                                         -----     -----     -----     -----
                Total revenue ........................   100.0     100.0     100.0     100.0
                                                         -----     -----     -----     -----
      Cost of revenue:
        Product ......................................    27.7      27.6      30.0      24.4
        Support and services .........................     9.3       2.5      11.0       3.6
                                                         -----     -----     -----     -----
                Total cost of revenue ................    37.0      30.1      41.0      28.0
                                                         -----     -----     -----     -----
        Gross profit .................................    63.0      69.9      59.0      72.0
                                                         -----     -----     -----     -----
      Operating expenses:
        Research and development .....................    23.7      20.9      27.6      20.4
        Sales and marketing ..........................    43.8      31.0      47.5      33.7
        General and administrative ...................    11.0      11.0      12.5      11.5
        Restructuring and impairment charges .........      --        --      11.0        --
        Amortization of goodwill and other intangibles     0.1        --       1.5        --
                                                         -----     -----     -----     -----
                Total operating expenses .............    78.6      62.9     100.1      65.6
                                                         -----     -----     -----     -----
      Income (loss) from operations ..................   (15.6)      7.0     (41.1)      6.4
      Interest income (expense), net .................     0.1      (2.5)      0.7      (1.8)
                                                         -----     -----     -----     -----
      Net income (loss) ..............................   (15.5)%     4.5%    (40.4)%     4.6%
                                                         =====     =====     =====     =====

      The following table presents the revenue by product (unaudited, in thousands):

                                        Three Months Ended  Nine Months Ended
                                            September 30,       September 30,
                                            -------------       -------------
                                           2001      2002      2001      2002
                                           ----      ----      ----      ----
      Visual UpTime .................   $13,347   $13,823   $41,456   $37,886
      Visual Cell Tracer ............       736        68     2,065       836
      Visual IP InSight .............     3,813       540     6,509     6,353
      Royalties .....................        --        80        --       362
                                        -------   -------   -------   -------
            Continuing products .....    17,896    14,511    50,030    45,437
                                        -------   -------   -------   -------
      Visual Internet Benchmark .....       770        92     3,428       722
      Visual Trinity and eWatcher ...       542        49     3,465       495
                                        -------   -------   -------   -------
                Discontinued products     1,312       141     6,893     1,217
                                        -------   -------   -------   -------
                Total  revenue ......   $19,208   $14,652   $56,923   $46,654
                                        =======   =======   =======   =======

      The following table presents the hardware, software, and support and services revenue attributable to customers that individually represented more than 10% of our total revenue for each period presented (unaudited, in thousands):

                                                     Three Months Ended   Nine Months Ended
                                                          September 30,       September 30,
                                                          -------------       -------------
                                                         2001      2002      2001      2002
                                                         ----      ----      ----      ----
        AT&T ......................................   $ 4,564   $ 5,466   $16,377   $16,483
        Interlink Communications Systems Inc. .....         *     1,733         *         *
        Sprint ....................................     3,145     1,747     8,316         *
        Verizon ...................................         *         *         *     5,260
        WorldCom ..................................         *     2,090         *     5,675
        All other customers (each individually less
           than 10%) ..............................    11,499     3,616    32,230    19,236
                                                      -------   -------   -------   -------
         Total revenue ............................   $19,208   $14,652   $56,923   $46,654
                                                      =======   =======   =======   =======

      *     Less than 10%

      Revenues from one of our major customers, Sprint, declined $4.5 million, to $3.8 million for the nine months ended September 30, 2002 from $8.3 million for the nine months ended September 30, 2001. We believe that the reduction in Sprint revenue was the result of a loss of market share of Sprint to its competitors coupled with our loss of business to competitors. The recent events at WorldCom did not have a significant impact on revenue from WorldCom for the nine months ended September 30, 2002. However, there is a risk that these events could affect our future revenue.

      Our primary sales and marketing strategy depends predominantly on sales to telecommunications service providers. Aspects of our service provider deployment strategy depend on the sale of Visual UpTime and Visual IP InSight to service providers for use as operations tools in their own network infrastructures. In addition, our service provider deployment strategy depends on the sale of Visual UpTime and Visual IP InSight to service providers for resale and as the basis for value-added services to their customers. on the reductions of capital expenditures and the decline in the telecommunications markets may delay the roll-out of new services based on our products. Furthermore, any potential reduction in demand for value added services or products from the service providers' customers would directly impact the volume of our products purchased.

      We expect that a significant portion of our revenue during the remainder of 2002 will be attributable to sales of Visual UpTime and Visual IP InSight to service providers. The loss of any one of AT&T, Equant, Sprint or WorldCom, which together have historically provided a majority of our revenue, would result in a substantial loss of revenue that could have a material adverse effect on our business. WorldCom posted losses in their most recent quarterly reports, which coupled with WorldCom's bankruptcy, have created uncertainty about potential changes in the buying habits of this key customer. Existing service provider customers are not easily replaced because of the relatively few participants in that market. High barriers to entry due to extraordinary capital requirements and the increased potential that existing service providers may merge or fail because of the current downturn in the telecommunications industry may further reduce their number, and would make replacing a significant service provider customer very difficult. Furthermore, our small number of service provider customers means that the reduction, delay or cancellation of orders or a delay in shipment of our products to any one service provider customer could have a material adverse effect on our revenue for a quarter. Our anticipated dependence on sizable orders from a limited number of service providers will make the relationship between us and each service provider critically important to our business. We currently have contracts with all of our material customers and such contracts generally have automatic renewal provisions. Further, because none of our agreements contain minimum purchase requirements, there can be no assurance that the issuance of a purchase order will result in significant recurring business. There can be no assurance that our customers will not elect to terminate and renegotiate these contracts seeking more favorable terms.

      Our operations and financial position are subject to certain other risks and uncertainties, including among others, our accumulated deficit, uncertainty of future profitability and possible fluctuations in financial results, substantial fixed operating costs, possible dilution to our common stockholders due to the conversion features of our convertible debentures, dependence on sales to key customers, dependence on WorldCom as a significant customer, dependence on a sole-source subcontract manufacturer, potential delisting and reduced liquidity of our shares resulting from failure to meet Nasdaq listing requirements, the potential triggering of early repayment of our debentures, the continued downturn in the telecommunications industry, long sales cycles, improvements to the infrastructure of the Internet, rapid technological change, growing competition from several market segments, errors in our products, dependence upon sole and limited source suppliers, potential fluctuations in component pricing, potential claims of patent infringement by third parties, potential failure to protect our intellectual property rights, dependence upon key employees, ability to retain employees and the defense of a purported class action lawsuit. Failure to meet any of these and other challenges could adversely affect our future operating results.

Results of Operations for the Three Months Ended September 30, 2002 Compared with the Three Months Ended September 30, 2001

      Revenue

      Our revenue can be divided into three types: hardware, software and support and services. Each of our products has components of each revenue type. Sales of Visual UpTime are primarily classified as hardware revenue. We also sell licenses related to Visual UpTime that are classified as software revenue. Sales of Cell Tracer are classified as hardware revenue. Sales of Visual IP InSight are primarily classified as software revenue. However, sales of our newest hardware product, the ISE, which embeds certain Visual IP InSight functionality in a hardware device, are classified as hardware revenue. Sales of our Visual IP InSight subscription service, which we no longer offer to our customers, were classified as support and services revenue. Sales of Visual eWatcher are classified as software revenue. Sales of Visual Trinity, prior to discontinuation in May 2001, were classified as software revenue. Sales of the Visual Internet Benchmark service, prior to sale of that product in June 2001, were classified as support and services revenue. Royalties from the Visual Internet Benchmark service are classified as support and services revenue. Sales of technical support, professional services and training for all of our products are classified as support and services revenue.

      Total revenue was $19.2 million for the three months ended September 30, 2001 compared to $14.7 million for the three months ended September 30, 2002, a decrease of $4.5 million primarily from Sprint due to loss of Sprint market share to competitors and our loss of business to competitors. Sales to all service providers increased from approximately 77% of revenue for the three months ended September 30, 2001 to 79% for the three months ended September 30, 2002. We anticipate that the percentage of revenue attributable to our service providers for the remainder of 2002 will be consistent with the levels achieved during the three months ended September 30, 2002.

      Hardware revenue. Hardware revenue was $12.7 million for the three months ended September 30, 2001 compared to $12.0 million for the three months ended September 30, 2002, a decrease of $0.7 million. The overall decrease was due to decreased demand for Cell Tracer. The decrease in Cell Tracer revenue of $0.7 million, from one customer, NAI was attributable to reduced demand from NAI. We anticipate that NAI will place final orders with us by early 2003, and we do not anticipate any significant revenue from the sale of this product to other customers. In addition to final orders placed by NAI, we expect to recognize approximately $1.5 million from deferred revenue as certain NAI stock rotation rights expire. Revenue from Visual UpTime increased by $0.5 million from the three months ended September 30, 2001 to the three months ended September 30, 2002 despite the decrease in Sprint revenue of $1.4 million. We believe the reduction in Sprint revenue was the result of a loss of market share of Sprint to its competitors coupled with our loss of business to competitors, which was offset by increases in revenue from AT&T and WorldCom of $0.9 million and $0.6 million, respectively. The recent events at WorldCom did not have a significant impact on revenue from WorldCom for the three months ended September 30, 2002. However, there is a risk that WorldCom's bankruptcy could have an impact on our future revenue.

      Software revenue. Software revenue was $3.2 million for the three months ended September 30, 2001 compared to $0.1 million for the three months ended September 30, 2002, a decrease of $3.1 million. The decrease was primarily due to a decrease in demand for Visual IP InSight.

      Support and services revenue. Support and services revenue was $3.3 million for the three months ended September 30, 2001 and $2.5 million for the three months ended September 30, 2002, a decrease of $0.8 million. The decrease in support and services revenue was primarily attributable to decreased revenue from support of the Visual Trinity product of $0.5 million and Visual Internet Benchmark of $0.7 million due to expired contracts that have not renewed as a result of the discontinuation of these products during the three months ended September 30, 2001. Since September 30, 2001, we sell Visual IP InSight as a software license only. Prior to September 30, 2001, we offered both a subscription service and a software license for that product. Subscription fees for Visual IP InSight decreased by $0.4 million as customers have migrated to a perpetual license for that product. These decreases are partially offset by increased technical support revenue for Visual IP InSight and the larger installed base of our Visual UpTime product for which we are selling technical support. We will continue to recognize revenue from the Visual Internet Benchmark service that was sold during 2001, for existing contracts under which we are still required to perform services through May 2003, most of which is currently in deferred revenue. We also receive royalty payments from the purchaser on new contracts. All of the remaining deferred revenue related to technical support of the Visual Trinity product has been recognized as of September 30, 2002. We will not have any additional revenue from the Visual Trinity product in the future.

      Cost of revenue and gross profit

      Cost of revenue consists of subcontracting costs, component parts, warehouse costs, direct compensation costs, communication costs, warranty and other contractual obligations, royalties, license fees and other overhead expenses related to manufacturing operations and support of our software products and benchmark services.

      Total cost of revenue was $7.1 million for the three months ended September 30, 2001 compared to $4.4 million for the three months ended September 30, 2002, a decrease of $2.7 million. Gross profit was $12.1 million for the three months ended September 30, 2001 compared to $10.2 million for the three months ended September 30, 2002, a decrease of $1.9 million. Gross profit margin was 63.0% of revenue for the three months ended September 30, 2001 as compared to 69.9% of revenue for the three months ended September 30, 2002. The increase in gross profit margin percentage was primarily attributable to the overall high margin of our new Visual UpTime 7.0 and 7.1 releases, decreased lower margin Cell Tracer revenue, decreased fixed costs such as fees paid to third parties to provide the Visual IP InSight subscription service and Visual Internet Benchmark service to customers for which we had existing contracts and overall decreased fixed costs in our manufacturing and support operations due to our cost reduction initiatives being implemented since the fourth quarter of 2000. Our future gross margins may be affected by a number of factors, including product mix, the proportion of sales to service providers, competitive pricing, manufacturing volumes and an increase in the cost of component parts. Based on our current product offerings and the level of fixed cost reductions that has been achieved to date, we expect our future margins to be in the range of 70% to 75%.

      Product cost of revenue. Product cost of revenue, which includes both hardware and software cost of revenue, was $5.3 million for the three months ended September 30, 2001 compared to $4.1 million for the three months ended September 30, 2002, a decrease of $1.2 million. Our software costs of revenue are insignificant. The gross profit margin attributable to products was 66.7% for the three months ended September 30, 2001 and September 30, 2002. The gross profit margin remained flat even though we had a significant decrease in software revenue, which was $3.2 million for the three months ended September 30, 2001 compared to $0.1 million for the three months ended September 30, 2002. This decrease is partially offset by the overall high margin of our new Visual UpTime 7.0 and 7.1 releases, decreased low margin Cell Tracer revenue and overall decreased fixed costs in our manufacturing and support operations due to our cost cutting initiatives being implemented since the fourth quarter of 2000.

      Support and services cost of revenue. Support and services cost of revenue, which includes Visual Internet Benchmark services, Visual IP InSight subscription services, professional services and technical support costs, was $1.8 million for three months ended September 30, 2001 compared to $0.4 million for the three months ended September 30, 2002, a decrease of $1.4 million. The gross profit margin attributable to support and services was 45.5% for the three months ended September 30, 2001 and 85.5% for the three months ended September 30, 2002. The increase in gross profit margin was primarily due to decreased fixed costs such as fees paid to third parties to provide the Visual IP InSight subscription service and Visual Internet Benchmark service to customers for which we had existing contracts.

      Research and development expense. Research and development expense consists of compensation for research and development staff, depreciation of test and development equipment, certain software development costs and costs of prototype materials. Research and development expense was $4.6 million for the three months ended September 30, 2001 compared to $3.1 million for the three months ended September 30, 2002, a decrease of $1.5 million. The decrease in research and development expense was due primarily to the full period effect of workforce reductions and facility closures during 2001 and additional workforce reductions during 2002. Research and development expense was 23.7% and 20.9% of revenue for the three months ended September 30, 2001 and 2002, respectively. For the remainder of 2002, we intend to incur research and development expense at or below the level of such expense in the third quarter of 2002 as a result of our continued focus on the control of operating expenses.

      Sales and marketing expense. Sales and marketing expense consists of compensation for the sales and marketing staff, commissions, pre-sales support, travel and entertainment expense, trade shows and other marketing programs. Sales and marketing expense was $8.4 million for the three months ended September 30, 2001 compared to $4.5 million for the three months ended September 30, 2002, a decrease of $3.9 million. The decrease in sales and marketing expense was due primarily to the full period effect of workforce reductions and facility closures during 2001 and 2002. Sales and marketing expense was 43.8% and 31.0% of revenue for the three months ended September 30, 2001 and 2002, respectively. For the remainder of 2002, we intend to incur sales and marketing expense at or below the level of such expense in the third quarter of 2002 as a result of our continued focus on the control of operating expenses.

      General and administrative expense. General and administrative expense consists of the costs of executive management, finance, administration and other activities. General and administrative expense was $2.1 million for the three months ended September 30, 2001 compared with $1.6 million for the three months ended September 30, 2002, a decrease of $0.5 million. The decrease in general and administrative expense was due primarily to the full period effect of workforce reductions and facility closures during 2001 and additional workforce reductions during 2002. General and administrative expense was 11.0% and 11.0% of revenue for the three months ended September 30, 2001 and 2002, respectively. For the remainder of 2002, we intend to incur general and administrative expense at or below the level of such expense in the third quarter of 2002 or decrease them in absolute dollars during 2002 as a result of our continued focus on the control of operating expenses.

      Amortization of acquired intangibles. We recorded $13,000 in amortization of goodwill and other intangibles during the three months ended September 30, 2001 related to the Avesta acquisition. All amounts of goodwill and other intangible assets were amortized or written-off as of December 31, 2001. Therefore, no amortization was recorded during the three months ended September 30, 2002.

      Interest income (expense), net. Interest income, net, was $10,000 for the three months ended September 30, 2001 compared to expense of $0.4 million for the three months ended September 30, 2002. The decrease of $0.4 million was primarily due to both cash and non-cash interest expense related to the convertible debentures we issued in March 2002 (see Note 3).

      Net income (loss). Net loss for the three months ended September 30, 2001 was $3.0 million as compared to net income of $0.7 million for the three months ended September 30, 2002, an increase in income of $3.7 million. The increase was due primarily to decreases in cost of sales and operating expenses offset by decreased revenue.

Results of Operations for the Nine Months Ended September 30, 2002 Compared with the Nine Months Ended September 30, 2001

      Revenue

      Total revenue was $56.9 million for the nine months ended September 30, 2001 compared to $46.7 million for the nine months ended September 30, 2002, a decrease of $10.2 million. Sales to all service providers increased from approximately 80% of revenue for the nine months ended September 30, 2001 to 85% for the nine months ended September 30, 2002.

      Hardware revenue. Hardware revenue was $39.4 million for the nine months ended September 30, 2001 compared to $31.9 million for the nine months ended September 30, 2002, a decrease of $7.5 million. The overall decrease was due primarily to decreased demand for Visual UpTime and Cell Tracer. The decrease in Cell Tracer revenue of $1.2 million, from NAI, was attributable to reduced demand. The decrease in sales of Visual UpTime, primarily from service providers and value-added resellers, of $3.6 million was primarily attributable to a decrease in purchases from Sprint of $4.5 million. We believe the reduction in Sprint revenue was the result of a loss of market share of Sprint to its competitors coupled with our loss of business to competitors. The recent events at WorldCom did not have a significant impact on revenue from WorldCom for the three months ended September 30, 2002. However, there is a risk that WorldCom's bankruptcy could have an impact on our future revenue.

      Software revenue. Software revenue was $4.5 million for the nine months ended September 30, 2001 compared to $5.2 million for the nine months ended September 30, 2002, an increase of $0.7 million. A significant sale of Visual IP Insight to Verizon resulted in $3.5 million of the $5.2 million total software revenue during the nine months ended September 30, 2002. This sale is the primary source of the increase. This increase is partially offset by a decrease in revenue from the Visual Trinity product, the primary product acquired from Avesta, resulting from the discontinuation of that product.

      Support and services revenue. Support and services revenue was $13.0 million for the nine months ended September 30, 2001 and $9.6 million for the nine months ended September 30, 2002, a decrease of $3.4 million. The decrease in support and services revenue was primarily attributable to decreased revenue from the Visual Trinity product and Visual Internet Benchmark due to expired contracts that have not renewed as a result of the discontinuation of these products during the three months ended September 30, 2001. Subscription fees for Visual IP InSight decreased by approximately $1.6 million as customers have migrated to a perpetual license for that product. Since September 30, 2001, we sell Visual IP InSight as a software license only. Prior to September 30, 2001, we offered both a subscription service and a software license for that product. These combined decreases are offset by the larger installed base of our Visual UpTime product for which we are selling technical support.

      Cost of revenue and gross profit

      Total cost of revenue was $23.4 million for the nine months ended September 30, 2001 compared to $13.0 million for the nine months ended September 30, 2002, a decrease of $10.4 million. Gross profit remained flat at $33.6 million for the nine months ended

September 30, 2001 and 2002. Gross profit margin was 59.0% of revenue for the nine months ended September 30, 2001 as compared to 72.0% of revenue for the nine months ended September 30, 2002.

      Product cost of revenue. Product cost of revenue was $17.1 million for the nine months ended September 30, 2001 compared to $11.4 million for the nine months ended September 30, 2002, a decrease of $5.7 million. Our software costs of revenue are insignificant. The gross profit margin attributable to products was 61.1% for the nine months ended September 30, 2001 and 69.4% for the nine months ended September 30, 2002. The increase in gross profit margin was primarily attributable to a significant high margin Visual IP InSight sale, the overall high margin of our new Visual UpTime 7.0 and 7.1 releases, decreased low margin Cell Tracer revenue and overall decreased fixed costs in our manufacturing and support operations due to our cost cutting initiatives.

      Support and services cost of revenue. Support and services cost of revenue was $6.3 million for nine months ended September 30, 2001 compared to $1.7 million for the nine months ended September 30, 2002, a decrease of $4.6 million. The gross profit margin attributable to support and services was 51.8% for the nine months ended September 30, 2001 and 82.4% for the nine months ended September 30, 2002. The increase in gross profit margin was primarily due to decreased fixed costs such as fees paid to third parties to provide the Visual IP InSight subscription service and Visual Internet Benchmark service to customers for which we had existing contracts.

      Research and development expense. Research and development expense was $15.7 million for the nine months ended September 30, 2001 compared to $9.5 million for the nine months ended September 30, 2002, a decrease of $6.2 million. The decrease in research and development expense was due primarily to the full period effect of workforce reductions and facility closures during 2001 and additional workforce reductions during 2002. Research and development expense was 27.6% and 20.4% of revenue for the nine months ended September 30, 2001 and 2002, respectively.

      Sales and marketing expense. Sales and marketing expense was $27.0 million for the nine months ended September 30, 2001 compared to $15.7 million for the nine months ended September 30, 2002, a decrease of $11.3 million. The decrease in sales and marketing expense was due primarily to the full period effect of workforce reductions and facility closures during 2001 and 2002. Sales and marketing expense was 47.5% and 33.7% of revenue for the nine months ended September 30, 2001 and 2002, respectively.

      General and administrative expense. General and administrative expense was $7.1 million for the nine months ended September 30, 2001 compared with $5.4 million for the nine months ended September 30, 2002, a decrease of $1.7 million. The decrease in general and administrative expense was due primarily to the full period effect of workforce reductions and facility closures during 2001 and additional workforce reductions during 2002 offset by the bad debt expense of $0.5 million recorded to cover our financial exposure from WorldCom. General and administrative expense was 12.5% and 11.5% of revenue for the nine months ended September 30, 2001 and 2002, respectively.

      Restructuring and impairment charges. We reversed approximately $0.7 million of prior period restructuring charges in the nine months ended September 30, 2001. The reversal resulted primarily from the lower than estimated costs related to facility closings. We recorded a restructuring charge in the nine months ended September 30, 2001 in the amount of $3.9 million related primarily to a workforce reduction of approximately 50 employees and the closure of our New York facility as a result of the discontinuation of the Visual Trinity product. We recorded an impairment charge of $3.1 million in the nine months ended September 30, 2001 for the write-off of intangible assets related to the Avesta acquisition. There have been no restructuring or impairment charges in 2002. Costs associated with the workforce reductions in 2002 have been charged to operating expenses as incurred.

      Amortization of acquired intangibles. We recorded $0.8 million in amortization of goodwill and other intangibles during the nine months ended September 30, 2001 related to the Avesta acquisition. All amounts of goodwill and other intangible assets were amortized or written-off as of December 31, 2001. Therefore, no amortization was recorded during the nine months ended September 30, 2002.

      Interest income (expense), net. Interest income, net, was $0.4 million for the nine months ended September 30, 2001 compared to expense of $0.8 million for the nine months ended September 30, 2002. The decrease of $1.2 million was primarily due to both cash and non-cash interest expense related to the convertible debentures we issued in March 2002 (see Note 3) plus interest expense incurred on borrowings under our line of credit facility prior to the issuance of the convertible debentures.

      Net income (loss). Net loss for the nine months ended September 30, 2001 was $23.0 million as compared to net income of $2.2 million for the nine months ended September 30, 2002, an increase in income of $25.2 million. The increase was due primarily to decreases in cost of sales, operating expenses, restructuring and impairment charges and amortization of intangible assets offset by decreased revenue.

Liquidity and Capital Resources

      At December 31, 2001, our unrestricted cash balance was $5.9 million compared to $12.2 million as of September 30, 2002, an increase of $6.3 million. This increase is primarily attributable to $9.6 million in cash received from the issuance of convertible debentures, net of issuance costs, in March 2002, offset by cash used in operations as well as the payment of the outstanding balances under our credit facility and capital leases. Net cash used in operating activities during the nine months ended September 30, 2002 was $0.5 million. We also used cash of $0.9 million to purchase equipment and other fixed assets, made principal payments on capital lease obligations of $0.3 million and made principal payments on our credit facility obligations of $2.0 million. Cash provided by the sale of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan was $0.3 million.

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

      Our revenue for the nine months ended September 30, 2002 was $46.7 million, which was a decrease of $10.2 million compared to the nine months ended September 30, 2001. In response to the trends of decreasing revenue and increasing operating expenses that began in the second quarter of 2000 following our acquisition of Avesta, we initiated a restructuring plan in the fourth quarter of 2000 to realign our product portfolio, streamline our operations and devote resources to the markets and products that we believe have the greatest opportunity for growth. In the second quarter of 2001, we announced a plan to discontinue development and sales efforts on the Visual Trinity product, the primary product acquired from Avesta, and eliminate the related costs. In the fourth quarter of 2001 and first and second quarters of 2002, we made additional reductions in staff and other operating costs. As a result of these actions, operating expenses, excluding charges related to acquisitions and restructuring and impairment charges, have been reduced from a level of $49.9 million for the nine months ended September 30, 2001 to $30.6 million for the nine months ended September 30, 2002. As a result of our cost reductions to date, we returned to profitability for the three and nine months ended September 30, 2002.

      Our ability to generate operating income in the future is dependent upon not only our continued success in reducing operating expenses, but also our ability to sustain revenue. General market conditions, competitive pressures and other factors beyond our control may adversely affect our ability to generate sufficient revenue to enable us to remain profitable. Our ability to sustain revenue may be negatively affected by our dependence on sales to our service providers. Pressure on capital expenditures and the decline in the telecommunications industry may delay the roll-out of new services offered by our service providers based on our products. Furthermore, any potential reduction in demand for value added services or products from the service providers' customers directly impacts the volume of our products purchased and may impact our ability to sustain revenue. However, we believe that our revenue goals are achievable based on the role that our products have in directly enhancing our service providers' product offerings and related profit margins.

      The recent events at WorldCom did not have a significant impact on revenue from WorldCom for the nine months ended September 30, 2002. However, WorldCom's bankruptcy could have a material adverse impact on our future revenue. As of September 30, 2002, WorldCom owed us $0.1 million that is included in accounts receivable in the accompanying balance sheet. We wrote-off approximately $0.7 million in accounts receivable related to amounts WorldCom owed to us prior to the bankruptcy filing against the allowance for bad debts during the nine months ended September 30, 2002. Any future recoveries of these written off receivables will be recorded when and if they are received.

      The current level of our operating expenses, which include a substantial fixed component in the form of compensation, other employee-related costs, occupancy costs and other costs incurred under contractual arrangements, is based, in part, on our expectation of future revenue. In the event that the anticipated cost reductions are not realized or we do not meet our revenue goals, we may be required to further reduce our cost structure. While we are able to further reduce these expenses, should reductions become appropriate, it would take at least thirty to ninety days for the full effects of any such further expense reductions to be felt. If revenue levels are below expectations, operating results are likely to be materially and adversely affected because we may not be able to reduce operating expenses in sufficient time to compensate for the reduction in revenue. There can be no assurances that we will be able to sustain revenue or remain profitable. Failure to sustain revenue and remain profitable coupled with our limited capital resources and significant accumulated deficit could also result in our inability to continue as a going concern.

      The significant operating losses incurred by us since the third quarter of 2000 have resulted in a significant reduction in our cash. In order to strengthen our financial position and provide cash for working capital purposes, in March 2002, we issued senior secured convertible debentures in the aggregate amount of $10.5 million in a private placement. The debentures are due March 25, 2006, are payable in common stock or cash, at our option, provided certain conditions are satisfied and bear interest at an annual rate of 5% payable quarterly in common stock or cash, at our option, provided certain conditions are satisfied. The debentures are secured by a first priority lien on substantially all of our assets. The debentures may be converted initially into 2,986,093 shares of our common stock at the option of the holders at a price of $3.5163 per share, subject to certain adjustments. The conversion price will adjust if we issue certain additional shares of our common stock or instruments convertible into common stock at a price that is less than the conversion price of the debentures. We have the right to require the holders to convert their debentures into common stock if the closing price of our common stock exceeds 175% of the conversion price for 20 consecutive days after September 26, 2003.

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

      We also issued warrants to purchase 828,861 shares of our common stock at an initial exercise price of $4.2755 per share. The exercise price may be adjusted if we issue certain additional shares of our common stock or instruments convertible into common stock at a lower price than the initial exercise price. The warrants expire on March 25, 2007. The holders of the debentures also received the right to purchase shares of to-be-created Series A preferred stock (the "Preferred Stock Rights") at certain dates in the future. The first Preferred Stock Right for 575 shares for $5.8 million expired on May 6, 2002. The holders did not exercise the right to purchase these shares of Series A preferred stock. A second Preferred Stock Right for 307 shares for $3.1 million may be exercised at any time after the six-month anniversary but before the fifteen-month anniversary of the issuance of the debentures. A third Preferred Stock Purchase Right for 170 shares for $1.7 million expired on May 6, 2002. The holders did not exercise the right to purchase these shares of Series A preferred stock. The debenture holders were also granted certain equity participation and registration rights.

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

      In addition, if our earnings before interest, taxes, depreciation and amortization, less capital expenditures, for the fiscal year ended December 31, 2002 is less than $2.8 million, our debenture holders may require that we prepay all or a portion of up to 50% of the outstanding principal amount of their debentures. If our earnings before interest, taxes, depreciation and amortization, less capital expenditures, for the fiscal year ended December 31, 2003 is less than $6.5 million, our debenture holders may require that we prepay all or a portion of up to 100% of the outstanding principal amount of their debentures.

      If we do not have sufficient cash to repay these amounts early, we may be required to seek additional capital through a sale of assets, sale of additional securities or through additional borrowings, none of which may be available on terms reasonably acceptable to us.

      In connection with the issuance of the debentures, the outstanding amounts borrowed from the bank under our accounts receivable-based and our equipment financing arrangements were repaid, and the related loan agreements were terminated. The standby letter of credit, as amended, issued by the bank in December 2000 in the amount of $2.5 million with an expiration date of September 30, 2003 remains outstanding and secured with our pledge of a certificate of deposit in the amount of $2.5 million that matures on May 31, 2003.

      The following table represents our future minimum payments (including interest) related to our outstanding Debentures and obligations we have under operating leases (unaudited, in thousands):

                                             Operating
                                  Debentures  Leases
                                  ----------  ------

      Remainder of 2002 .........   $   132   $  492
      2003 ......................       528    1,712
      2004 ......................       528    1,699
      2005 ......................       528    1,625
      2006 ......................    10,622    1,597
      Thereafter ................        --       --
                                    -------   ------
           Total minimum payments   $12,338   $7,125
                                    =======   ======

      Subsequent to the receipt of the $10.5 million investment, our cash position has improved. Our balance of cash and cash equivalents was $12.2 million as of September 30, 2002, up $6.3 million from December 31, 2001. Accounts payable and accrued expenses totaled $8.5 million at September 30, 2002, down $3.2 million from December 31, 2001, and current assets exceeded current liabilities by approximately $8.1 million.

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

Critical Accounting Policies and Estimates

      Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements and more fully in our Annual Report on Form 10-K/A. We consider the accounting policies related to revenue recognition and inventory valuation to be critical to the understanding of our results of operations. Our critical accounting policies also include the areas where we have made the most difficult, subjective or complex judgments in making estimates, and where these estimates can significantly impact our financial results under different assumptions and conditions. We prepare our financial statements in conformity with generally accepted accounting principles in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

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

      To determine if a fee is fixed and determinable, we evaluate rights of return, customer acceptance rights, if applicable, and multiple-element arrangements of products and services to determine the impact on revenue recognition. Our agreements generally have not included rights of return except in certain reseller relationships that include stock rotation rights. If an agreement provides for a right of return, we recognize revenue when the right has expired or the product has been resold by the master distributor. If an agreement provides for evaluation or customer acceptance, we recognize revenue upon the completion of the evaluation process, acceptance of the product by the customer and completion of all other criteria. Revenue from multiple-element software arrangements is recognized using the residual method whereby the fair value of any undelivered elements, such as customer support and services, is deferred and any residual value is allocated to the software and recognized as revenue upon delivery. The fair values of professional services, technical support and training have been determined based on our specific objective evidence of fair value. Our vendor specific objective evidence of fair value is based on the price that we charge customers when the element is sold separately.

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

Allowance for Bad Debt

      We grant credit terms without collateral to our customers and, prior to September 30, 2002, have not experienced any significant credit related losses. During the nine months ended September 30, 2002, the Company wrote-off approximately $0.7 million in receivable balances due from WorldCom following WorldCom's bankruptcy filing against the allowance for bad debts. Any future recoveries of these written-off receivables will be recorded when and if they are received. Accounts receivable include allowances to record receivables at their estimated net realizable value, which is determined based on estimates for bad debt. If future events occur that impact our customers, additional write-downs of our accounts receivable may be required.

Factors That May Affect Future Results

      Our operations and financial condition are subject to certain other risks and uncertainties, including among others, our accumulated deficit and uncertainty of future profitability and possible fluctuations in financial results, dependence on network service providers, substantial fixed operating costs, possible dilution to our common stockholders, dependence on sales to key customers, including WorldCom, dependence on a sole-source subcontract manufacturer, potential delisting and reduced liquidity of our shares resulting from failure to meet Nasdaq listing requirements, the potential triggering of early repayment of our debentures, the downturn in the telecommunications industry, long sales cycles, improvements to the infrastructure of the Internet, rapid technological change, growing competition from several market segments, errors in our products, dependence upon sole and limited source suppliers, potential fluctuations in component pricing, potential claims of patent infringement by third parties, potential failure to protect our intellectual property rights, dependence upon key employees, ability to retain employees and the defense of a purported class action lawsuit. In addition, the September 11, 2001 terrorist attacks and the military actions being taken by the United States and its allies have created substantial economic and political uncertainties that could have an adverse effect on Visual Networks' business. The market for our products is growing and our business environment is characterized by rapid technological changes, changes in customer requirements and new emerging market segments. Consequently, to compete effectively, we must make frequent new product introductions and enhancements and deploy sales and marketing resources to take advantage of new business opportunities. Failure to meet any of these and other challenges could adversely affect our future operating results.

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

Item 4. Controls and Procedures

      Our management, under the supervision and with the participation of Peter
J. Minihane, our Interim President and Chief Executive Officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing of this quarterly report. Based on that evaluation, Mr. Minihane concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to this evaluation.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

      In July, August and September 2000, several purported class action complaints were filed against us and certain former executives (collectively, the "defendants"). These complaints have since been combined into a single consolidated amended complaint (the "complaint"). The complaint alleges that between February 7, 2000 and August 23, 2000, the defendants made false and misleading statements, which had the effect of inflating the market price of our stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On August 20, 2002, United States District Judge Deborah K. Chasanow entered an order in the United States District Court for the District of Maryland dismissing the complaint. On September 17, 2002, the plaintiffs appealed the District Court's decision to the United States Court of Appeals for the Fourth Circuit. The complaint does not specify the amount of damages sought. We believe that the plaintiffs' claims are without merit and intend to defend against these allegations vigorously. We expect that a substantial portion of the legal costs that we have incurred and may continue to incur related to this matter will be paid by our directors' and officers' insurance policy. We cannot presently determine the ultimate outcome of this action. A negative outcome could have a material adverse effect on our financial position or results of operations. Failure to prevail in the litigation could result in, among other things, the payment of substantial monetary damages, in excess of any amounts paid by our directors' and officers' insurance. We have not recorded any liability related to this matter in the accompanying balance sheets as of December 31, 2001 and September 30, 2002.

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

      None.

Item 5. Other Information

      None.

Item 6. (a) Exhibits

      The following exhibits are filed or incorporated by reference as stated below:

      Exhibit Number                        Description
      --------------                        -----------
           3.1$     Amended and Restated Certificate of Incorporation of the
                    Company.
          3.1.1@    Certificate of Amendment to Amended and Restated Certificate
                    of Incorporation.
           3.2*     Restated By-Laws of the Company.
          4.1@@     Registration Rights Agreement, dated as of March 25, 2002, between Visual Networks Inc. and the Purchasers named
                    therein (filed as Exhibit 99.3 to the Form 8-K).
          4.2@@     Form of 5% Senior Secured Convertible Debenture of Visual
                    Networks, Inc. due March 25, 2006 (filed as Exhibit 99.2
                    to the Form 8-K).
          4.3@@     Form of Warrant of Visual Networks, Inc., dated March 25,
                    2002 (filed as Exhibit 99.4 to the Form 8-K).
          10.1*     1994 Stock Option Plan.
          10.2*     1997 Omnibus Stock Plan, as amended.
          10.3*     Amended and Restated 1997 Directors' Stock Option Plan.
          10.4!!    2000 Stock Incentive Plan, as amended.
          10.5*+    Reseller/Integration Agreement, dated August 29, 1997, by
                    and between the Company and MCI Telecommunications
                    Corporation.
        10.5.1$$$++ Second Amendment, dated November 4, 1998, to the
                    Reseller/Integration Agreement between the Company and MCI
                    Telecommunications Corporation (relating to Exhibit 10.5).
         10.5.2&&   Agreement, dated July 25, 2002, by and between the Company and MCI WorldCom Network Services, Inc.
          10.5.3    Amendment to the Agreement by and between the Company and
                    MCI WorldCom Network Services, Inc. (related to Exhibit
                    10.5.2).
        10.6****++  Master Purchase of Equipment and Services Agreement, dated as of May 22, 2000, between Sprint/United Management Company and the Company.
          10.7*+    General Agreement for the Procurement of Equipment, Services
                    and Supplies, dated November 26, 1997, between the Company and AT&T Corp.
          10.8*     Lease Agreement, dated December 12, 1996, by and between the
                    Company and The Equitable Life Assurance Society of the
                    United States.
         10.8.1*    Lease Amendment, dated September 2, 1997, by and between the
                    Company and The Equitable Life Assurance Society of The
                    United States (related to Exhibit 10.8).
         10.8.2$$$  Second Lease Amendment, dated February 8, 1999, by and between the Company and TA/Western, LLC, successor to The
                    Equitable Life Assurance Society of The United States
                    (relating to Exhibit 10.8).
        10.8.3***   Third Lease Amendment, dated January 10, 2000, by and
                    between the Company and TA/ Western, LLC (relating to
                    Exhibit 10.8).
         10.8.4!!   Fourth Lease Amendment, dated May 17, 2000, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8).
          10.10*    Employment Agreement, dated December 15, 1994, by and
                    between the Company and Scott E. Stouffer, as amended.
         10.11!!    Lease Agreement, dated April 7, 2000, by and between Visual
                    Networks, Inc. and TA/ Western, LLC.
         10.17**    Net2Net 1994 Stock Option Plan.
          10.20$$   1999 Employee Stock Purchase Plan, as amended April 11,
                    2001 and January 9, 2002.
          10.22%    Inverse Network Technology 1996 Stock Option Plan.
         10.23!!    Avesta Technologies 1996 Stock Option Plan.
        10.24****   Loan and Security Agreement, dated February 28, 2001, by and between Silicon Valley Bank and the Company.
        10.24.1!!!  First Modification to the Loan and Security Agreement,
                    dated May 24, 2001 (related to Exhibit 10.24).
       10.24.2!!!!  Second Modification to the Loan and Security Agreement,
                    dated December 20, 2001 (related to Exhibit 10.24).
        10.25****   Accounts Receivable Financing Agreement dated February 28,
                    2001, by and between Silicon Valley Bank and the Company.
        10.25.1!!!  First Modification to the Accounts Receivable Financing
                    Agreement, dated May 24, 2001 (related to Exhibit 10.25).

       10.25.2!!!!  Second Modification to the Accounts Receivable Financing
                    Agreement, dated December 20, 2001 (related to Exhibit
                    10.25).
       10.25.3!!!!  Third Modification to the Accounts Receivable Financing
                    Agreement, dated February 28, 2002 (related to Exhibit
                    10.25).
        10.26****   Intellectual Property Security Agreement dated February 28,
                    2001, by and between Silicon Valley Bank and the Company.
         10.28!!!   Employment Agreement, dated May 3, 2001, by and between the
                    Company and Elton King.
         10.29!!!   Nonstatutory Stock Option Grant Agreement, dated May 3,
                    2001, by and between the Company and Elton King.
         10.30!!!   Terms of Employment, dated July 27, 2000, by and between the
                    Company and Steve Hindman.
        10.31!!!!   Terms of Employment, dated October 23, 2001, by and between the Company and John Saunders.
        10.32!!!!   Consulting Agreement, dated February 16, 2002, by and
                    between the Company and Peter J. Minihane.
         10.33@@    Securities Purchase Agreement, dated as of March 25, 2002, between Visual Networks, Inc. and the Purchasers named
                    therein (filed as Exhibit 99.1 to the Form 8-K).
         10.34@@    Security Agreement, dated as of March 25, 2002, between
                    Visual Networks, Inc. and the Secured Parties named therein
                    (filed as Exhibit 99.5 to the Form 8-K).
         10.35@@    IP Security Agreement, dated as of March 25, 2002, between
                    Visual Networks, Inc., its subsidiaries and the Secured
                    Parties named therein (filed as Exhibit 99.6 to the
                    Form 8-K).
         10.36++&   Agreement for Electronic Manufacturing Services, dated
                    March 1, 2000, by and between Visual Networks Operations,
                    Inc. and Celestica Corporation.
         21.1****   List of subsidiaries of the Company.
           99.1     Certification pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002.

             * Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-41517.
            ** Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, No. 333-53153.
            *** Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
           **** Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
             % Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, No. 333-88719.
             @ Incorporated herein by reference to the Company's Registration Statement on Form S-4, No. 333-33946.
            @@      Incorporated herein by reference to the Company's
                    Current Report on Form 8-K filed March 27, 2002.
             $ Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1999.
            $$ Incorporated herein by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 24, 2002.
            $$$ Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
             + Portions of this Exhibit were omitted and have been filed Separately with the Secretary of the Commission pursuant to the Company's Application Requesting Confidential Treatment under Rule 406 of the Securities Act, filed on December 22, 1997, January 28, 1998 and February 4, 1998.
            ++ Portions of this Exhibit were omitted and have been filed Separately with the Secretary of the Commission pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act.
            !! Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2000.
            !!! Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the three months ended
                    June 30, 2001.
           !!!! Incorporated herein by reference to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.
             & Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2002.
            && Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2002.

(b) Reports on Form 8-K

      (1) The Company filed a Current Report on Form 8-K on August 19, 2001, reporting that the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 was accompanied by certification of its Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

      (2) The Company filed a Current Report on Form 8-K on August 21, 2002 reporting that the amended, consolidated purported class action complaint filed against the Company and its Former Chief Executive Officer had been dismissed by the District Court.

      (3) The Company filed a Current Report on Form 8-K on August 27, 2002 reporting that Elton R. King had resigned as President and Chief Executive Officer and that Peter J. Minihane had been appointed to replace him on an interim basis while a successor was identified.

      (4) The Company filed a Current Report on Form 8-K on September 19, 2002 reporting that the dismissal of the purported class action complaint against the Company and its former Chief Executive Officer had been appealed to the United States Court of Appeals for the 4th Circuit.

      (5) The Company filed a Current Report on Form 8-K on October 3, 2002 reporting that John H. Saunders had resigned as the Company's Vice President and Chief Financial Officer and that the Company was reiterating previously issued guidance regarding revenue and earnings per share numbers for the third quarter of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         VISUAL NETWORKS, INC.

                                     By: /s/ PETER J. MINIHANE
                                         -------------------------
                                         Peter J. Minihane
                                         President and Chief Executive Officer

November 14, 2002

                                 CERTIFICATIONS

I, Peter J. Minihane, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Visual Networks, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002   By: /s/ Peter J. Minihane
                        -------------------------------
                    Name: Peter J. Minihane
                    Title:  President, Chief Executive Officer and Director
                            (Principal Executive Officer and Principal Financial and AccountingOfficer)