Form 10-K
period 2002-12-31
VISUAL NETWORKS INC
filed 2003-03-26
CIK 1000495

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         (MARK ONE)

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                     Common Stock, par value $0.01 per share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Documents incorporated by reference: Specified portions of the Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2003 Annual Meeting are incorporated herein by reference into Part III of this Report.

                       Documents Incorporated by Reference

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |X|

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 2003 was approximately $52,846,591. The number of outstanding shares of the Registrant's common stock as of March 21, 2003 was 32,442,180 shares.

================================================================================

                         VISUAL NETWORKS, INC. FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I
Item 1.  Business                                                              1
         Introduction                                                          1
         Industry Background                                                   2
         The Visual Networks Solution                                          4
         The Visual Networks Strategy                                          5
         Products and Technology                                               6
         Visual UpTime                                                         6
         Visual IP InSight                                                     8
         Marketing and Sales                                                   9
         Key Customers and Strategic Relationships                            11
         Customer Service                                                     11
         Research and Development                                             12
         Manufacturing                                                        12
         Competition                                                          12
         Proprietary Rights                                                   13
         Employees                                                            14
Item 2.  Properties                                                           14
Item 3.  Legal Proceedings                                                    14
Item 4.  Submission of Matters to a Vote of Security Holders                  15

                                     PART II
Item 5.  Market for Our Common Stock and Related Stockholder Matters          15
Item 6.  Selected Consolidated Financial Data                                 16
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  17
Item 7A. Quantitative and Qualitative Disclosure about Market Risk            35
Item 8.  Financial Statements and Supplementary Data                          35
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                  36

                                    PART III
Item 10. Our Directors and Executive Officers                                 37
Item 11. Executive Compensation                                               37
Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                           37
Item 13. Certain Relationships and Related Transactions                       37
Item 14. Controls and Procedures                                              37

                                     PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K      38
         Signatures                                                           42
         Certifications                                                       43

                           FORWARD LOOKING STATEMENTS

      IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 2003. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

                                     PART I

      In addition to historical information, our annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from our expectations. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including our quarterly reports on Form 10-Q to be filed by us in 2003. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. We undertake no obligation to revise the forward-looking statements to reflect events or circumstances after the date of this document.

Item 1. Business.

Introduction.

      We design, manufacture, sell and support performance management systems for communications networks. Our products, Visual UpTime and Visual IP InSight, allow providers of network services, which we call service providers, and the businesses and organizations, which we call enterprises, that use the network products and services provided by the service providers, to measure the performance of their networks, to determine whether a network is performing consistent with the requirements of the applications running on that network and to determine whether the level of service being provided is meeting the requirements of the enterprise. Our systems also help enterprises to plan network capacity. Our systems constantly monitor the data traffic traveling between service providers' and enterprises' networks. Network operators using our systems can quickly identify and isolate network problems without sending personnel to their customers' sites or their own remote sites. By knowing how much traffic is traveling on the network and understanding the type of data on the network, network operators can effectively address network capacity issues. Network performance is critical to enterprises because networks carry data and applications that are vital to an enterprise's operations. Enterprises require tools to ensure the availability of their networks, to predict and validate network performance and to optimize the price/performance balance of their networks.

      Many service providers are designing their networks to cost effectively transport data traffic by using both private and public networks. Private networks, such as frame relay, asynchronous transfer mode (ATM), and private Internet Protocol (IP) networks, are networks that connect the sites of an enterprise over the network facilities of a single service provider. A public IP network is a network that uses the Internet, or multiple providers' IP network facilities, or backbones, to connect an enterprise's remote offices and branches, remote users, business partners and public Web sites.

      The networking market is intensely competitive, and service providers are constantly trying to increase revenue and reduce operating costs. Service providers require tools to efficiently turn on service for their customers, trouble-shoot problems collaboratively with their customers, offer and validate the network performance that might be promised in a customer contract, and effectively plan their customers' network requirements.

      We market our products to enterprises and service providers. Enterprises use our products to enhance the performance of their networked applications, improve their network efficiency and validate the network performance promised by their service providers. As of December 31, 2002, we had shipped systems to manage over 160,000 data transport circuits, or connections between service providers' networks and enterprises' networks, and 13 million remote Internet access users.

      Service providers use our products to create services that are differentiated from their competitors and to reduce their operating costs and the costs associated with initiating service for a customer. Our major service provider customers include, among others: AT&T, BellSouth, Earthlink, Equant, SBC, Sprint, Verizon, and WorldCom. The revenue we generated by selling our products to service providers was 70%, 77%, and 82% of our consolidated revenue in 2000, 2001 and 2002, respectively.

      Despite the growth of demand for data networking services, 2002 was a challenging year as businesses continued to reduce spending. One of our most significant customers, WorldCom, filed for bankruptcy in July 2002. Despite the bankruptcy of

WorldCom and a number of emerging service providers, and the general economic downturn of the telecommunications market, we were able to achieve and maintain profitability, limit our bad debt write-offs and improve our cash balances. We were able to accomplish this due primarily to the following factors:

      o Our business is not related to the build-out of telecommunications infrastructure, but rather is tied to the sale and deployment of data networking services to enterprises.;

      o In March 2002, we issued $10.5 million in convertible debentures to improve our cash position;

      o Throughout 2002, we significantly reduced our operating expenses and realigned them with lower revenue expectations. Our research and development expense, sale and marketing expense and general and administrative expense declined from $61.7 million in 2001 to $39.7 million in 2002; and

      o In July 2002, we executed an agreement, later amended, with WorldCom that stipulated payment terms while WorldCom is in bankruptcy, enabling us to continue to sell our products to WorldCom during its restructuring period. We generated $6.3 million in revenue from WorldCom during 2002, and incurred $0.7 million in bad debts. We cannot assure you that we will continue to generate this level of revenue from sales of our products to WorldCom during 2003.

      We were incorporated in Maryland in August 1993 under the name Avail Networks, Inc. and reincorporated in Delaware in December 1994 as Visual Networks, Inc. In 1998, we acquired Net2Net Corporation to accelerate the time to market for our ATM performance management products. Products resulting from that acquisition form the basis of our ATM analysis in the Visual UpTime and CellTracer product lines. In 1999, we acquired Inverse Network Technology in order to enter the performance management space for the public Internet. In this acquisition, we acquired the Visual IP InSight product and the Visual Internet Benchmark service. In 2000, we acquired Avesta Technologies, Inc. in order to expand our network management portfolio to include products that could identify the underlying primary causes of network problems. With this acquisition, we acquired the Visual Trinity and Visual eWatcher products. As we refined our strategic direction during 2001, we determined that certain of these products did not fit our strategy or were not as far along in development as we had anticipated, and we began to divest or discontinue certain products. In 2001, we sold the Visual Internet Benchmark service and discontinued the Visual Trinity product. In 2002, the remaining customer for our CellTracer product, Network Associates placed what they indicated would be final orders with us for this product. Also, in 2002, we continued to evaluate the future of the Visual eWatcher and CellTracer products. In their current form, neither product produced significant revenue for the year ended December 31, 2002. We believe that the technology of both products may be useful to other products in the future and we are exploring alternatives for these technologies. However, we decided not to focus our development or sales efforts on these products in 2003. Therefore, we do not anticipate any significant revenue from these products during 2003. The following table indicates our revenue from the discontinued products for the periods indicated:

                                                     Years Ended December 31,
                                                   ----------------------------
                                                     2000       2001      2002
                                                   -------    -------    ------
                                                          (in thousands)
            Visual Internet Benchmark .........    $ 4,607    $ 4,025    $  814
            Visual Trinity and eWatcher .......      7,268      3,591       699
            CellTracer ........................      7,946      2,980     2,232
                                                   -------    -------    ------
               Discontinued product revenue ...    $19,821    $10,596    $3,745
                                                   =======    =======    ======

      Our principal executive offices are located at 2092 Gaither Road, Rockville, Maryland, 20850. Our telephone number is (301) 296-2300. You may obtain copies of this Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports free of charge on our corporate Web site at www.visualnetworks.com.

Industry Background.

      Software applications used to operate enterprises, such as enterprise resource planning, transaction processing, supply chain management, customer relationship management, file transfers, software distribution, and e-commerce have grown in number and complexity over the past decade. Many of these applications require communication systems in order to work, resulting in increased activity or "data traffic" across Wide Area Networks (WANs). This growth in data traffic has led service providers to create, and sell to their customers, data networking services that can cost effectively handle this data traffic. Service providers provide both private and public networks.

      A private network connects an enterprise's internal sites over a single service provider's network facilities, or backbone. A service provider will often use the facilities of the local telephone company to connect the customer to the backbone. In order to make this connection work well for the customer, the main network facility needs to have a minimum capacity level and needs to be able to provide additional capacity to accommodate the customer's increase in traffic during peak usage times. Most private networks utilize one of two technologies to move data: (1) frame relay; or (2) asynchronous transfer mode
(ATM). Existing frame relay or ATM networks are being modified to handle IP traffic between the customer's internal sites. These networks are known as "private IP networks" because they use the IP backbone of only a single service provider who guarantees the security and performance of the customer's network connections between its internal sites. Businesses often choose to use a private IP network when they are concerned with network performance issues, such as network availability, security and privacy.

      A public IP network is a network that uses the Internet, or multiple service providers' IP networks, to interconnect sites. Businesses use public IP networks to connect remote and mobile users to their corporate network, to connect remote sites in situations where private network connections are not available, such as in countries without frame relay or ATM networks, or cost effective, to connect to the networks of business partners, and to connect to public Web sites. A business might choose to use a public IP network when performance guarantees and security are less critical, when cost is a major issue, and when it needs to interconnect with suppliers and customers.

      Enterprises need networks that provide:

      High network availability. When networks are not available, businesses incur increased costs and reduced revenue. Businesses want tools that will warn them of pending network problems, quickly identify the source of problems, and cost-effectively trouble-shoot any problems that do occur.

      Predictable performance. The network must support the performance requirements of the business applications running on them. Businesses need tools that show them how the network is being utilized, what impact applications are having on the network, whether the network has adequate capacity to support the applications, and what the end user's experience is with the performance of the network.

      Appropriate price/performance. Business managers must also control network costs and validate that the network is performing as promised. They need tools to measure the performance of the network that may be the subject of a guarantee contained in their agreement with their service provider. They also need to be able to identify areas of the network where excess capacity exists.

      Competition for network services is intense. To improve their competitive position, service providers are looking for ways to attract customers by offering new and differentiated services. In addition, the service providers are looking to improve their profitability by lower operating costs and increasing revenue. As a result, service providers need:

      Efficient ways to install and maintain network services. Service providers need to install services quickly and efficiently. They need tools that enable them to verify that the newly installed network service is operational, independent of the readiness of the customer's networking equipment. The goal is to reduce the costs associated with installing network services and decrease the delay between service installation and when the service provider can begin billing the customer.

      Collaborative trouble-shooting. Service providers are typically the first place a customer will call with a network problem, regardless of the source of that problem. Service providers need tools that enable them to rapidly identify problems without sending personnel to the customers' locations. These tools must be able to identify whether the problem exists on the portion of the network provided by the service provider, the local telephone company or the customer. This would allow the customer to understand the source of the problem, rather than assuming that the problem is being caused by either the service provider or the local telephone company.

      Verifiable service performance. Because public and private networks use shared resources among all customers, a service provider must be able to offer the customers the ability to verify the quality of the service that is being provided. The service provider needs tools to accurately measure the class and level of service it provides and to report the performance levels to the customer. Many service providers actually enter into service level agreements, or SLA, with their customers which guarantee certain levels of performance. Without the ability to actually measure the service levels being provided, however, an SLA is meaningless.

      Effective network planning. The service provider and the customer can work together to create a network that satisfies the customer's requirements. The service provider needs tools to identify places on the customer network that have either insufficient or excess capacity and how software applications can affect capacity and performance, allowing the service provider to make recommendations to the customer for enhancing the efficiency and utilization of their network.

      Scalable management. Enterprises require networks that are scaleable to support their growth. Service providers and their customers need performance management tools that are scaleable to support future growth.

The Visual Networks Solution.

      We provide performance management systems for frame relay, ATM and private and public IP networks. Our systems measure and analyze the performance of these networks at the point on the network that divides the portion provided by the service provider from the portion provided by the customer. We call this point the service demarcation, or "demarc." Service providers and customers manage network performance from this point of view because it is the place that defines the service offering for which customers are paying.

      We provide software and hardware components that are placed at the demarc to monitor and analyze network traffic, and utilization and performance. This information is then stored in a database located in a network operations center, either at the customer's location or at the service provider's location. We also provide tool sets to the employees runoff an enterprise who are responsible for the network, the network operators. These tool sets include customer care, troubleshooting, service level monitoring and management, and network planning, which network operators use to manage the performance of network services. The network operator is also able to use the stored network performance history in the database to observe times when the network may have been experiencing performance problems. The network operator can use this information to help solve problems that tend to be intermittent when they occur on data networks. The network operator also has the ability to monitor network performance in real time.

      Enterprises may either buy our products and operate them on their own, or they may purchase from a service provider a service offering that includes our performance management system. Enterprises use our systems to improve network availability and performance, to insure that the performance levels that the service provider has guaranteed are being met, to test and monitor the impact business applications are having on network capacity and utilization, and to reduce the total cost of network operations. Our solutions provide the following capabilities:

      Performance monitoring and reporting. For frame relay and ATM networks, our systems monitor and report information on a number of service factors that are often contractually promised to the customer by the service providers. For private IP networks, our systems measure and report on these same metrics for a particular level or class of service. We also offer Service Advisor(TM) which gives a real time view of the service quality metrics. For public IP networks, our systems execute and report on tests that measure the availability and performance of IP services and protocols. In addition, for remote dial Internet access, our systems monitor and report on the connection and network performance from the user's point of view. These performance-monitoring tools enable a business to have an early indication of potential network problems.

      Network utilization. Our systems monitor and report on network utilization by type of service. Businesses use this capability for network planning to determine the impact that various applications have on network capacity and performance. In addition, a business can determine whether the applications and networking equipment are properly configured. One of the modules we offer is Burst Advisor(TM), which provides a view of the network usage in one-second increments. A business can use this information to determine if network capacity is sized appropriately for its needs, if more bandwidth should be procured, or if too much bandwidth has been provided.

      Trouble-shooting. Network operators can program the system to provide an early warning of potential problems if certain metrics are exceeded. When the established thresholds are exceeded, the system generates alarms to alert the network operator to the problem. The alarms can be automatically forwarded to an external fault management system. Our system then provides a number of trouble-shooting tools that enable the user to identify the source of the performance problem and to identify where the problem exists: on the equipment or service of the network service provider, the access line service provider, the customer equipment, or at the application. Our system can capture data traffic at the demarc and diagnose difficult problems. In addition to receiving a real-time view, the network operator can look back at the condition of the network at the point when the problem actually occurred. Using our system, a network operator can resolve performance problems without the need to dispatch technicians to a particular site, with expensive analysis equipment, and can quickly identify and diagnose hard-to-find, intermittent problems. The use of our system results in higher network availability and performance and lower operating costs.

      Planning and reporting. Our system generates a number of summary and detailed reports on network performance which a network operator can use for short and long-term network planning. Information Technology (IT) executives use the reports to assess the quality of the network services being provided and verify that service providers' contractual performance obligations are being met.

      Service providers purchase our systems in an effort to reduce their operating costs and differentiate their services through better network performance. Service providers also use our systems to offer and validate service performance guarantees. In addition, service providers offer value-added services by deploying our agents at the service demarc, hosting and operating the system, and providing businesses with access to the tools sets and their data for analysis. We provide the following additional capabilities to our service providers:

      Service Creation. We assist service providers in defining and creating service offerings that incorporate our solutions. We help define the elements to be provided in the service, develop the methods and procedures for implementing and deploying the service, calculate the service provider's return on investment, develop marketing and sales materials, train the service provider sales force and generate demand for the new service.

      Service Validation. Service providers incorporate network performance metrics into their customer contracts and use the information provided by our solutions to validate the service quality they are contractually obligated to provide. These standards normally include delay of network traffic flow, availability of access ports, percentage of traffic dropped, validation of type of service provided and availability and performance of IP services and protocols. Our system's ability to measure service performance metrics allows the service provider to validate the service it is providing to customers and also provides a justification for the service provider's premium pricing on certain services.

      Collaborative Management. The service provider is typically the first to receive a trouble call if a business' network application is performing poorly. In many cases, the source of the problem is not the service provider, but rather the access line provided by the local telephone company, the configuration of the customer's equipment, or the application itself. Our systems enable the customer and the service provider to collaborate when solving network problems. For the private networks, the service provider and the enterprise will have access to the same data and trouble-shooting tools. The service provider can quickly isolate the source of the problem and demonstrate this to the customer, thus avoiding confusion as to the source of the problem and dispatching a technician. In addition, they will both have access to the same network utilization information, so that the proper network capacity can be established for the customer's applications. In the case of public IP networks, the service provider has access to configuration information on the end-user's workstation and has access to data on the end-user's usage experience. The service provider's customer care organization is able to quickly assist the user in resolving performance problems.

      Provisioning. Establishing initial service can be a lengthy and costly process. Typically, a service provider must wait until the customer has installed networking equipment at its business location before the service can be finally tested and billing can begin. This can often result in technicians visiting a customer's location multiple times prior to the time the service is fully operational. A service provider using our system can establish the service and test its availability independent of the customer's networking equipment.

      Scalability. Our systems can be increased in capacity to manage multiple customers' networks, large numbers of sites and vast amounts of traffic.

The Visual Networks Strategy.

      Our primary objective is to maximize shareholder value by maximizing the number of network sites that are managed by our systems. Key elements of the strategy include:

      Make it Visual Partner Program. Through our Make it Visual Partner Program (MIVPP), we are seeking to have our systems deployed on the greatest number of network access sites possible. We seek to partner with leading providers of network access equipment to have components of our technology embedded into their equipment. To date, we have entered into strategic relationships with Cisco Systems and Kentrox, both of which are leading providers of network access equipment. We intend to expend development, marketing, and sales resources to support and expand these relationships and to extend the program to other providers of private and public data networking access equipment.

      Private IP. We seek to have our systems further deployed as service providers expand and enhance their private IP service offerings. Major service providers such as AT&T, Sprint, WorldCom and Equant have introduced IP capabilities to their frame relay services. In 2002, we introduced significant enhancements to Visual UpTime to manage the performance of these services. We see opportunities for additional revenue as these services grow and as existing frame relay and ATM customers add IP capabilities. We intend to continue to enhance our systems for use with these networks.

      Channel management. We intend to capitalize on our relationships with major service providers to assist them in defining and selling service offerings based on our systems. Service providers are the predominant means for the deployment of service performance management capability for private networks, and are an increasingly important provider of service performance management for public IP networks. Our solutions are ideally suited for service provider deployment and for collaborative management between the service provider and their customers. Additionally, we intend to expand our market coverage in the Value-Added Reseller (VAR) channel by supporting the marketing programs of our master reseller, Interlink Communications Systems, and through our Cisco relationship.

      Managed routers. We intend to have our solutions used by service providers in outsourced network services, including those service providers that use the router as the demarc, rather than the data service unit, or DSU, that serves as the demarc in most service providers' offerings. Many service providers and managed network service vendors offer complete packages of network services to large businesses. Through the MIVPP initiatives described earlier, our solutions can be used in these networks through the customer's router equipment. In other offerings, our stand-alone analysis service elements, or ASE, are used as a clearly-defined service demarc, even though the service provider also provides further services and equipment on the customers' premises. We intend to expend marketing and sales resources to create and market Visual Networks-based performance management services for these offerings.

      Global expansion. We intend to use our customer relationships with large, multinational corporations to expand our coverage outside the United States. We intend to focus on service providers that have the largest share of frame relay, ATM and private IP, and direct and remote Internet access markets, and by leveraging our relationships with equipment providers. We are also establishing reseller relationships globally with local and regional VARs and increasing our international sales resources.

      Site-to-site public IP VPN. We intend to increase the revenue that we receive from enterprises and service providers that deploy public IP VPNs as part of their networking solution. In 2002, we introduced enhancements to Visual IP InSight to manage the performance of public IP VPNs. We intend to continue to enhance our solutions for use in these networks.

Products and Technology.

      We have two flagship products: Visual UpTime, which is a performance management system for private data networks, including frame relay, ATM and private IP, and Visual IP InSight, which is a performance management system for public IP networks.

Visual UpTime.

      Visual UpTime is a performance management system for private data networks which use frame relay, ATM, and private IP. It consists of the following tightly integrated tools:

      o Performance monitoring is an early warning system, alerting network operators to impending service degradation that allows them to take corrective action before application performance degrades.

      o Trouble-shooting enables a network operator to rapidly perform detailed diagnostics to identify the cause of service level problems.

      o Planning and reporting is a report generation tool that creates a wide variety of network performance reports.

      o Visual Service Advisor proactively manages the status of network service level agreement requirements.

      o     Visual Burst Advisor accurately sizes wide area network bandwidth.

      Service providers use Visual UpTime to improve the performance of their own networks, reduce network operating costs, differentiate their services from other providers, validate contractual performance obligations and create value-added services that are then sold to businesses. Several service providers have based their value added services on Visual UpTime, including the following services: AT&T Frame Relay Plus, AT&T IP-enabled Frame Relay Plus (IPeFR Plus), Sprint Web-based Network Manager, Sprint Managed DSU, WorldCom Frame Relay Platinum, WorldCom Private IP Platinum, and Verizon Frame Watch. Service providers also resell the Visual UpTime system to businesses which host the system and manage their own networks. Businesses use Visual

UpTime to improve their network availability, properly size their network capacity, reduce their operating costs, and validate their service provider's performance of its contractual obligations.

      We license private-label versions of Visual UpTime to Cisco. Visual UpTime is the basis for their WAN Access Performance Management System (WAPMS). Our private label version currently manages ATM networks, and Cisco plans to expand into frame relay network management in 2003.

      The Visual UpTime system is composed of the following components: Analysis Service Elements (ASE), the Performance Archive Manager (PAM), license keys, and Platform Applicable Clients (PAC).

      ASE. The ASE is a combination of proprietary software and hardware that performs detailed analyses of network performance at the service demarc. Most versions of the ASE also provide the functionality of wide area network, or WAN, access equipment known as a channel service unit/data service unit, or CSU/DSU. A CSU/DSU is a "digital modem" that connects customers' networks to their service providers' network. The ASE uses sophisticated, proprietary software in conjunction with networking-specific microprocessors and integrated circuits to perform detailed analyses of every bit of data traversing the demarc. The ASE generally stores the analyses locally in memory and wait for the PAM, described below, to request the results. When the ASE detects an anomalous condition on the network, it alerts the network operator who can take prompt action to remedy the situation. Our core ASE technology can be deployed in a number of configurations and data speeds depending on customer requirements. The ASE can also be deployed with restricted access to the management data. The customer can remove the restrictions by purchasing and deploying license keys that "unlock" the restricted area. Service providers use this arrangement when they make the ASEs the default WAN access equipment deployed when they install a circuit, but do not initially provide the management capabilities of Visual UpTime to their customer, and subsequently purchase the management capability when value-added services are sold to their customer

      PAM. The PAM is our system database, and it manages requests between the PAC, described below, and either the database or an ASE. Traditional management data collection architectures depend on the continuous gathering of data, a bandwidth consuming process. In contrast, Visual UpTime distributes most of the processing burden to the ASE, allowing the PAM-ASE data sharing to take place less frequently, typically once a day. This feature is critical in WAN environments where costly bandwidth makes continuous management data collection impractical. The PAM is a partitioned database with secure access control, meaning that only certain users can access certain parts of the database. This enables a service provider to serve multiple customers from a single PAM.

      License keys. In order to use the management tools of Visual UpTime that are embedded in the hardware components, a customer or a service provider needs a software "key". These license keys are used in conjunction with the equipment that is manufactured by Cisco and Kentrox and on which our system resides.

      PAC. The PAC is software used for packaging and presenting the data stored in the PAM and the ASE and enables access to the Visual UpTime toolsets, including:

      o Performance monitoring. This toolset is an early warning system which alerts the network operator to impending service degradation and allows the network operator to take corrective action before the end-user's application performance degrades. This toolset displays network performance related events and alarms. The performance monitoring toolset is tightly linked to the trouble-shooting toolset, allowing an operator to evaluate quickly and precisely the conditions that caused the event or alarm.

      o Trouble-shooting. This toolset enables a network operator to rapidly perform detailed diagnostics to identify the cause of service problems. This toolset displays real-time and historical network performance statistics. The trouble-shooting toolset can capture the data communication traffic and provide analysis capability used by network operators to isolate problems arising from the interplay between a customer's equipment or application and the WAN service.

      o Planning and reporting. This toolset is a report-generation tool that creates a wide variety of reports from the network performance data stored in the PAM. This toolset is used primarily for capacity planning, network engineering, management of contractual performance obligations, and executive reporting from the network operations staff to senior management.

      o Visual Service Advisor. This tool proactively manages the status of network performance obligations. Service Advisor provides a real-time view into availability, throughput and delay. This enables the network manager to more effectively ascertain when contractual performance obligations are being met by specific sites in the network.

      o Visual Burst Advisor. This tool accurately establishes WAN bandwidth. It archives usage of the network over one-second intervals and compiles a clear, detailed picture of usage distribution. It also automatically makes recommendations on proper bandwidth allocation. This eliminates the guesswork for determining the proper bandwidth for WAN circuits. With this tool, customers can reduce monthly expenditures if they are currently paying for more bandwidth than they are using or they can increase their bandwidth if it is insufficient to support the applications running on the network.

      We sell Visual UpTime as a complete system which includes at with a minimum one PAM, one PAC and one ASE, or a license key, deployed at the demarc point of each network circuit on which a customer or service provider wishes to monitor and manage service levels. We are continuously enhancing Visual UpTime with new features to support our equipment manufacturers, and to address service performance requirements for private IP VPNs, higher network speeds, and new applications and services.

Visual IP InSight.

      Visual IP InSight is a service performance management system for public IP networks. It enables service providers and enterprises to manage IP connectivity and accessibility to IP network services from the end-user's perspective. It helps manage IP connectivity across all IP access technologies, including dial, dedicated, broadband (DSL, wireless, cable and ISDN), and VPN connections.

            o Visual IP InSight Dial Suite helps service providers and businesses measure and monitor the performance of IP connectivity and IP network services.

            o Visual IP InSight Broadband Suite helps service providers and businesses measure and monitor the performance of broadband connections and remote access IP VPNs.

            o Visual IP InSight Dedicated Suite solves the performance management concerns associated with running mission-critical applications across the public Internet by providing service providers and their customers with the ability to view and understand the functioning of dedicated IP connections and site-to-site IP VPN service.

      Visual IP InSight contains three service performance management applications.

            o Visual IP InSight Service Operations provides information regarding problems in real-time and monitors connection performance and the performance of IP applications.

            o Visual IP InSight Service Level Manager allows Internet service providers, or ISP, to automatically monitor the customer requirements with respect to service levels on a customer-by-customer basis.

            o Visual IP InSight Customer Care provides a look into the end user's experiences by gathering connection history, system configuration, and current network status from the end user's personal computer.

      We license Visual IP InSight to public IP service providers to enable them to improve the performance of their network, reduce network operating costs, differentiate their services, validate contractual performance obligations and create value-added services. We have several public IP service providers using Visual IP InSight for performance management including BellSouth.Net dial service, Earthlink Fastlane, Verizon On-Line and SBC dial and broadband services. Value-added services that are based on Visual IP InSight include WorldCom Dial Analysis and WorldCom Dedicated Analysis.

      System components for Visual IP InSight include agents, data collectors and a data repository. These components communicate with each other over an IP network providing real-time information. These components are packaged into application suites that address various public IP networking environments: Dial Suite, Broadband Suite, and Dedicated Suite. Visual IP InSight's architecture is distributed, fault-tolerant, and scalable to carrier-class networks.

      Agents. Agents are the software clients that actually perform the tests and collect the data used by the Visual IP InSight system. The system's agents are the origin of quality of service and test data. There are two types of agents: dedicated agents and client agents. Dedicated agents are embedded in hardware devices called IP Service Elements (ISE). An ISE is connected to the network at a suitable monitoring point and performs active tests on command as configured by the network manager. Client agents are installed on the PC of service subscribers. The software runs transparently until end-user assistance is required. Context-sensitive online "help" suggests solutions to more than 150 dial-access problems and keeps a descriptive error log that customer care personnel can use to solve problems that end users cannot resolve on their own. In parallel, the client agent can passively monitor user activity on the network or perform active tests when requested by the network manager. The client agent can be deployed in any remote access environment - dial modem, cable modem, DSL, ISDN or wireless services. All varieties of dedicated and client agents can be used together in the same network with the same Visual IP InSight system.

      Visual IP InSight Collectors. The collectors gather data from the various agents and transfer it to the Visual IP InSight

Aggregator, described below. A collector can be deployed either on the LAN side of a firewall or at key points in the public IP network. A single collector can handle hundreds of thousands of active agents.

      Visual IP InSight Aggregators. The aggregators are servers positioned at key locations in the network data center. Collectors pass the agent data they have gathered to one or more aggregators for data validation and loading into various data repositories. All of the performance data gathered is stored in a high performance relational database. Data is presented using a secure Web interface, allowing detailed information on the performance of the network and applications to be quickly distributed throughout an organization or between customers and partners.

      Visual IP InSight Service Operations. This application provides information regarding problems in real-time and monitors connection performance and the performance of IP applications, such as e-mail and domain name servers.

      Visual IP InSight Service Level Manager. This application allows an ISP to define specific contractual arrangements with customers that are automatically monitored on a customer-by-customer basis. It generates detailed service reports, showing the end-user's actual experiences compared to the performance metrics agreed upon by the customer and the ISP. Within the enterprise, an internal IT department uses it to manage the performance of multiple ISP on a partitioned basis, and to manage service level objectives across business services. Visual IP InSight Service Level Manager helps service managers by automating the service-monitoring process; measuring actual performance against thresholds; and generating hourly, daily, weekly and monthly reports.

      Visual IP InSight Customer Care. This application monitors the end user's experiences by gathering the connection history, system configuration, and current network status from the end user's personal computer. This gives customer care representatives the ability to more accurately identify problems, effectively diagnose their cause and rapidly resolve the issues.

      Visual IP InSight Performance Management Suites. The capabilities of Visual IP InSight are organized into application suites that address various public IP networking environments:

      o Visual IP InSight Dial Suite. This product helps service providers and businesses measure and monitor the performance of IP connectivity and IP network services.

      o Visual IP InSight Broadband Suite. This product helps service providers and businesses measure and monitor the performance of broadband connections and remote access IP VPNs.

      o Visual IP InSight Dedicated Suite. This product solves the performance management concern associated with running mission-critical applications across the public Internet by providing service providers and their customers with visibility into dedicated IP connections and site-to-site IP VPN service.

      We license Visual IP InSight as a complete system which requires at least one back-end data base system, a Collector, an Aggregator, and the Service Operation application per deployment along with one ISE or agent license for each performance management point. System pricing is dependent on the number of ISE and client agent management licenses authorized, and the applications utilized.

Marketing and Sales.

      Our marketing programs are designed to generate demand for our products at the enterprise - those organizations and businesses with network management needs. Our sales force is responsible for this effort. These enterprises purchase our products either through a service provider or one of our authorized value-added resellers, or VARs. We have several support programs to educate the sales forces of our service providers and VARs which are designed to shorten sales cycles.

      We have also implemented an indirect channel strategy to businesses and organizations and a direct channel strategy to service providers. Enterprises that want to host their own systems procure them through a service provider resale program or through a VAR. VARs place their orders with our master distributor, Interlink Communication Systems (ICS). We have approximately 16 authorized VARs who have been instructed to purchase our products through ICS under terms and conditions of our contracts with them. Other VARs, approved by ICS, pursuant to ICS' Visual Networks Affiliate VAR Program, purchase our products from ICS under terms and conditions established between ICS and the approved VAR. At the end of 2002, ICS had 45 Visual Networks Affiliate VARs. Revenue generated from our shipments to ICS for distribution to authorized and affiliate VARs, was less than 10% of consolidated revenue for each of the three years ended December 31, 2000, 2001 and 2002.

      Pursuant to agreements with us, our service provider customers purchase our products for internal use, for resale to their customers or to serve as the basis for a value-added service offering. Our major service provider customers include AT&T, BellSouth, Earthlink, Equant, SBC, Sprint, Verizon and WorldCom. Revenue related to our shipment of products to service providers represented 70%, 77% and 82% of our total revenue in 2000, 2001 and 2002, respectively. In 2002, AT&T, Sprint, Verizon and WorldCom represented 34%, 10%, 11% and 10% of our total revenue, respectively. We describe below the terms of our contracts with these providers. Although our service provider contracts do not require minimum purchases and may be terminated by the service providers at any time, we believe that our products support the service providers' high-margin product and service offerings and that we will continue to receive orders from the service providers in accordance with the terms and conditions contained in the contracts. The loss of any one of these major service provider customers would have a material adverse effect on our revenues and profitability.

      Although our business is predominantly within the United States, we market our products to customers outside the United States pursuant to agreements with international VARs. Currently, our most significant international reseller partners are located in Canada and the United Kingdom. Although revenue from international customers was less than 10% of our consolidated revenue for each of the years ended December 31, 2000, 2001 and 2002, we have reorganized our sales organization partly in order to allow us to aggressively pursue international opportunities.

      Our sales organization consists of five groups, one sales group whose members focus on all opportunities within a particular region in North America, another sales group that focuses on North American channels, an international sales group that addresses both enterprise sales support and developing and supporting relationships with global channels, a systems engineering organization that provides pre-sales technical support for the sales groups, and a sales operations group that facilitates the efficient operation of the sales organization.

      The North American regional sales group consists of sales people who generate and cultivate leads. A regional sales person qualifies opportunities, presents the value proposition to the prospective enterprise customer, ascertains the preferred procurement alternative (the purchase of a product or a service), determines the preferred channel partner or service provider, and works with the selected channel to close the transaction. The group consists of field sales people, systems engineers, and an inside sales organization. We rarely take a product order directly from an enterprise customer.

      The North American channel sales group consists of dedicated account teams that support individual service providers, including AT&T, Bellsouth, Equant, SBC, Sprint and WorldCom, other Local Exchange Carriers, or LECs, and our Value-Added Resellers, or VARs. The account teams work with the service providers and LECs to create services based on our products, ensure that the service providers' own sales teams are proficient in presenting the value proposition to enterprise customers, and assure that sales opportunities are closed in a timely fashion.

      The international sales group is responsible for both channel and enterprise sales and relationship management in various regions throughout the world. International sales regions from which we derive sales today include Europe and the Asia-Pacific region, with other regions currently in various stages of development.

      The individual members of the systems engineering organization are assigned to specific sales teams to provide pre-sales technical support. The systems engineers are responsible for making technical sales presentations, answering technical questions from channel partners, supporting the product certification and other evaluation efforts of existing and prospective customers, and supporting the channel partners as required by their customers.

      The marketing group is responsible for generating leads for our solutions and developing and delivering support programs to service providers and channel partners. We use road shows, advertising, trade shows, Webinars, public relations programs, our web page and inside sales programs to generate leads. We have also developed a number of service creation templates and programs for both public and private networks, to assist the service providers in developing, implementing, and selling services based on our solutions.

      As of December 31, 2002, we employed 65 people in sales and marketing. In addition, our senior management team and our product management organization devote significant time furthering the business relationship with service providers and channel partners. Our expenditures for sales and marketing activities were approximately $41.9 million, $33.5 million and $20.5 million in 2000, 2001 and 2002, respectively. We intend to continue to invest significant marketing and sales resources.

Key Customers and Strategic Relationships.

      AT&T. In December 1997, we entered into a non-exclusive procurement agreement with AT&T. The agreement had an initial term of three years, but continues indefinitely with the right by either party to terminate the agreement upon thirty days notice. The discounted prices for most of the software licensed and equipment purchased by AT&T are established in the contract. The contract also contains the other terms and conditions of purchase by AT&T of the products for incorporation into a service offering or for resale, including payment terms, software licenses, product warranties and product support responsibilities. If we offer more favorable prices and terms under a supply agreement to any other customer for the same quantities of similar products during the term of the agreement, we are obligated to provide AT&T with the same or comparable overall terms. AT&T GNS, a group within AT&T, uses the Visual IP InSight product pursuant to the terms and conditions of a separate software agreement.

      Sprint. In May 2000, we entered into a master agreement with Sprint for the purchase of equipment and services with a three-year term that Sprint may terminate at any time with thirty days' prior notice. This succeeded a similar agreement between the parties that was signed in August 1996. The discounted prices for most of the Visual UpTime software licensed and equipment purchased by Sprint are established in the contract. The contract, as amended, also contains the other terms and conditions of purchase by Sprint of the product for incorporation into a service offering or for resale, including payment terms, software licenses, product warranties and product support responsibilities. Under the contract, Sprint is entitled to a price rebate in the event that it was determined that we provided more favorable prices or other terms and conditions to another customer acquiring like quantities of our products. Sprint uses the Visual IP InSight product pursuant to the terms and conditions of a separate software agreement.

      Verizon. In July 1997, we entered into a non-exclusive integrator agreement with Verizon, and a related support agreement, that was amended in June 1999 to extend the term for five years. Unless terminated at the end of the term, or any renewal term, the contract will renew automatically for successive one-year terms. The discounted prices for most of the Visual UpTime software licensed and equipment purchased by Verizon are established in the contract. The contract, as amended, also contains the other terms and conditions of purchase by Verizon of the products for incorporation into a service offering or for resale, including payment terms, software licenses, product warranties and product support responsibilities. Verizon uses the Visual IP InSight product pursuant to the terms and conditions of a separate software license agreement.

      WorldCom. In August 1997, we entered into a non-exclusive reseller/integration agreement with MCI Telecommunications, now WorldCom. The agreement had an initial term of three years, but renews automatically for successive one-year terms with the right by either party to terminate the agreement for convenience at any time. The discounted prices for most of the Visual UpTime software licensed and equipment purchased by WorldCom are established in the contract. The contract, as amended, also contains the other terms and conditions of purchase by WorldCom of the product for incorporation into a service offering or for resale, including payment terms, software licenses, product warranties, and product support responsibilities. The contract contains our agreement to reduce WorldCom's prices if we offer lower prices to another customer for the same quantities of products supplied over a similar period of time under like conditions. Subsequent to WorldCom's Chapter 11 bankruptcy filing, in July 2002, we executed an agreement, as amended, that documents the payment terms related to the fulfillment of orders received from WorldCom. WorldCom uses the Visual IP InSight software product pursuant to the terms and conditions of a separate software license agreement.

      Make it Visual Partner Program (MIVPP). In October 2000 and December 2000, we entered into agreements with ADC, since sold and renamed Kentrox, and Cisco, respectively, under which these hardware manufacturers are authorized to embed certain Visual UpTime functionality into their hardware products. Both agreements required either a license key from us or authorization under a subsequent agreement for the embedded Visual UpTime functionality to be activated and/or managed. We have been selling licenses to manage Kentrox devices since the fourth quarter of 2001. In December 2002, we entered into an OEM relationship with Cisco under which we provide a Cisco-branded version of the Visual UpTime server product to Cisco which, when appropriate license keys have been entered, is able to manage Visual UpTime-enabled Cisco devices as well as all of the other devices that our current PAMs can manage. In addition to these two existing relationships, we are pursuing various other opportunities for further Visual UpTime and Visual IP InSight MIVPP relationships, both domestically and internationally.

Customer Service.

      Our customer service organization provides 24 hour a day technical support for products under warranty or maintenance contract. Level 1 and 2 support is provided by our Visual Technical Assistance Center (VTAC). Problems that cannot be resolved by VTAC are escalated to our engineering organization for level 3 problem resolution. We sell software maintenance and emergency equipment replacement services to customers, typically under one-year contracts. Software maintenance contracts entitle a customer to VTAC access, bug fixes, and product upgrades. Equipment replacement contracts entitle customers to the emergency replacement of problem units within 4 or 24 hours, on average, depending on the level of the prearranged service. The customer services organization also provides fee-based product training for the network managers and operators of our service provider and other channel partners, and their customers. We outsource our hardware installation and our emergency equipment replacement service. Our customers continue to rank the quality of our customer service very highly in our customer satisfaction surveys. We will continue to invest in customer service to maintain or improve the quality of our service and to assure that we have satisfied customers with minimal service outages. As of December 31, 2002, we employed six people in customer service.

Research and Development.

      The demands for performance management capability are constantly growing and changing as new access technologies are deployed, new applications and services create the demand for higher transmission speeds, and new networking technologies result in lower cost alternatives for transporting mission-critical information. We utilize a number of sources as input to our product development process, including input from customers, our analysis of market and technical trends, and data from industry analysts and market research. Research and product development are critical to our continued success.

      In recent years, we have made significant investments in system architecture and product enhancements. We have updated our products to incorporate new client technologies such as Java, and new server technologies such as symmetrical multiprocessor arrays. We have enhanced our architecture to facilitate relationships with companies which seek to embed our technology into their product offerings, which we call our "Make It Visual Partnership Program," (MIVPP). We have added support for new network access technologies such as DSL and higher transmission speeds. We have expanded the product line to manage the performance of private IP networks and public IP VPNs. We have also continued to improve the ability to expand our systems.

      We plan to continue to devote significant research and development resources to enhance our existing products and introduce new service management capabilities. We plan to make additional architectural enhancements in order to integrate our private and public network solutions, to facilitate our MIVPP and to integrate with operations support systems. We plan to continue to enhance our private and public IP VPN management, including performance management details by class of service and voice over IP, or VOIP, performance management. We will continue to invest to support higher speed access to ATM and private IP networks. We will continue to focus on the scalability that is required for wide-scale deployment by service providers. Additionally, we expect to invest in system modifications that will increase the marketability of our products outside North America.

      As of December 31, 2002, we had 52 employees in our research and development group. Our research and development expenditures were approximately $27.3 million, $19.3 million and $12.3 million in 2000, 2001 and 2002, respectively.

Manufacturing.

      We outsource the manufacture and repair of our proprietary hardware products to contract manufacturers. To mitigate the risks associated with our prior dependency on a sole source manufacturer, we have established a manufacturing supply contract with a second source. We acquire the hardware platform for our ISE product from a third party. We generally use standard parts and components in the manufacture of our products and acquire them from suppliers in the United States. However, we currently acquire several key components from sole, single or limited sources. Our engineering and manufacturing personnel coordinate activities in order to replace unavailable parts on a timely basis and acquire sufficient quantities of obsolete parts. To date, we have not experienced any significant delays or material unanticipated costs related to our use of a sole source subcontract manufacturer or an inability to obtain required parts when needed. To support our manufacturing partners, we provide material resource planning, quality assurance, manufacturing and test engineering, and product and component planning and purchasing. As of December 31, 2002, there were six employees in manufacturing operations.

      Because we are embedded in network service offerings of many service providers, high quality is essential to our continued success. Our Rockville, Maryland facility is ISO 9001-1994 certified for the design and manufacture of wide area network service management systems.

Competition.

      The market for network management solutions is intensely competitive. Our products integrate key functionality found in six distinct market segments: WAN access equipment; bandwidth management equipment; network test and analysis equipment; performance management reporting software; telecommunications operations support systems (OSSs); and client-based network management and Internet infrastructure test beds. We believe our products are the only systems that integrate functional attributes from all these market segments to provide cost-effective WAN service performance management. We expect to encounter increased competition from current and potential participants in each of these segments. Increased competition may result in price reductions, reduced profit margins, reduced profitability, and the loss of market share, any of which would have a material adverse effect on our business, financial condition, and results of operations.

      WAN access equipment. Our introduction of our ASE products redefined the WAN access equipment market by adding superior analysis capability for frame relay, ATM, and private IP networks. This caused vendors in this space to lose market share and counter our products with improvements to their own products. The leading vendors in the segment include Kentrox, Paradyne and Adtran. These companies may partner with companies offering network test and analysis products, or performance reporting products in order to better compete with us. Additionally, router vendors may integrate WAN access equipment and agent technology in their routers, which may adversely affect Visual UpTime's cost justification. We are working to mitigate these risks through our MIVPP partnerships with Cisco and Kentrox.

      Bandwidth management equipment. The primary purpose of this equipment is to adjust the flows of customer traffic into the network to improve the perceived performance of the network services. To understand and manage the traffic flows, this equipment must provide a certain degree of functionality, which is also found in performance management systems. The major supplier in this market is Packeteer.

      Network test and analysis. An essential element of WAN service performance management is technology and expertise associated with network test and analysis. Products in the market include portable and distributed protocol analyzers, transmission test instruments, active testing agents, and passive monitoring probes. The major suppliers in this market segment include Network Associates, Agilent Technologies, Acterna, Fluke, Spirent and NetScout.

      Performance management reporting software. These software systems provide a broad reporting capability of network and equipment status and performance based on polling standard management information bases resident in network and customer premises equipment. The major vendors in this market segment include Concord, InfoVista, Agilent and Quallaby.

      Telecommunications operational support systems (OSS). OSS are systems related to service deployment including provisioning systems, billing systems, trouble-ticketing systems, and fault and performance management systems. OSS have been developed by the in-house staffs of the service providers and have sometimes been a source of competitive advantage to service providers. Providers of switching, routing, and transmission equipment such as Lucent, Nortel, and Cisco also provide OSS to support their systems. A number of vendors also produce suites of OSS components for the service providers market. Major vendors in this market segment include Telcordia, Agilent, Micromuse, Amdocs and Narus. Our products provide a significant portion of the functionality that might otherwise be found in a fault and performance management system for public and private data network services.

      Client-based network management and Internet infrastructure test-beds. An emerging trend in network management is increased emphasis on visibility of actual user experience. Installing clients on end user desktops is an effective way to gather this type of data. This technology can be deployed either as a service offering using simulated desktops or sold as stand-alone software. Major suppliers of stand-alone software include Lucent, NetIQ, Concord, Jyra Research and NetScout. The major supplier of service-based solutions is Keynote Software.

      We intend to compete by offering superior features, performance, reliability and flexibility at competitive prices. We also intend to compete on the strength of our relationships with service providers. These relationships and the services that have been built around our products constitute high barriers to entry. As competition in the service performance management intensifies, we may encounter price competition. In response to competitive trends, we expect to continue to reduce the cost of our systems to avoid deterioration of gross margins.

Proprietary Rights.

      Our success depends significantly upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect our proprietary rights. However, use of contractual, statutory and common law protections of our proprietary technologies offers only limited protection.

      We have five issued U.S. patents and two pending U.S. patent applications, as well as their various foreign counterparts. We have been informed that one of our pending U.S. patent applications has been allowed and expect the patent to be issued shortly; however, we cannot ensure that patents will issue from our pending applications or from any future applications, or that, if issued, any claims will be sufficiently broad to protect our technology. In addition, we cannot ensure that any patents that have been or may be issued will not be challenged, invalidated, or circumvented, or that any rights granted by those patents would protect our proprietary rights. Failure of any patents to protect our technology may make it easier for our competitors to offer equivalent or superior technology.

      We have twenty registered U.S. trademarks and three pending U.S. trademark registration applications, as well as their various foreign counterparts. We will continue to evaluate the registration of additional trademarks as appropriate. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services, or to obtain and use information that we regard as proprietary. Third parties may also independently develop similar technology without breach of our proprietary rights.

      In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. In addition, some on our products are licensed under end user license agreements that are not signed by licensees. The law governing the enforceability of these "shrink wrap" license agreement is not settled in most jurisdictions. There can be no guarantee that we would achieve success in enforcing one or more shrink wrap license agreements if we sought to do so in a court of law.

Employees.

      As of December 31, 2002, we had a total of 158 employees; 65 in sales and marketing; 12 in customer service and manufacturing; 52 in research and development; and 29 in finance, human resources, and information technology. Our future success will depend in significant part on the continued service of our key technical, sales and senior management personnel. Competition for such personnel is intense and there can be no assurance that we can retain our key managerial, sales and technical employees, or that we can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 2. Properties.

      Our principal administrative, sales and marketing, research and development and customer support facilities are located in approximately 75,000 square feet of office space in Rockville, Maryland, that we occupy under leases that expire in December 2006. A third party currently occupies approximately 21,000 square feet of this space under a sublease that expires in December 2003.

Item 3. Legal Proceedings.

      In July, August and September 2000, several purported class action complaints were filed against us and certain former executives (collectively, the "defendants"). These complaints were combined into a single consolidated amended complaint (the "complaint"). The complaint alleged that between February 7, 2000 and August 23, 2000, the defendants made false and misleading statements, which had the effect of inflating the market price of our stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On August 20, 2002, United States District Judge Deborah K. Chasanow entered an order in the United States District Court for the District of Maryland dismissing the complaint. On September 17, 2002, the plaintiffs appealed the District Court's decision to the United States Court of Appeals for the Fourth Circuit. On December 30, 2002, the appeal was dismissed by the United States Court of Appeals for the Fourth Circuit. This decision ends the matter.

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

                                                                High      Low
                                                               -----    -----

            2001
            First Quarter .................................    $6.53    $2.50
            Second Quarter ................................     8.75     3.03
            Third Quarter .................................     8.61     2.12
            Fourth Quarter ................................     4.62     1.77

            2002
            First Quarter .................................    $4.94    $2.94
            Second Quarter ................................     2.97     1.13
            Third Quarter .................................     1.50     0.69
            Fourth Quarter ................................     1.84     0.65

            2003
            First Quarter (from January 1, 2003 through
             March 21, 2003) ..............................    $2.07    $1.40

      On March 21, 2003, the last reported sale price of our common stock was $1.69 per share. As of March 21, 2003, we had approximately 511 stockholders of record.

      We have never paid or declared any cash dividends on our common stock. It is our present policy to retain cash flow from operations, if any, to finance the growth and development of the business and, therefore, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Item 6. Selected Consolidated Financial Data.

      The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, notes thereto and other financial information included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 2000 and 2001 is derived from our consolidated financial statements for those periods, which were audited by Arthur Andersen LLP, an independent public accounting firm which has ceased operations. The selected consolidated financial data for the year ended December 31, 2002 is derived from our consolidated financial statements for that period, which have been audited by PricewaterhouseCoopers LLP, independent public accountants. The selected consolidated financial data for the years ended December 31, 1998 and 1999 is derived from our audited consolidated financial statements not included in this Form 10-K.

                                                                              Years Ended December 31,
                                                            -------------------------------------------------------------
                                                              1998         1999          2000         2001         2002
                                                            --------     --------     ---------     --------     --------
                                                                      (in thousands, except per share data)
      Consolidated Statement of Operations Data:
      Revenue ..........................................    $ 56,088     $ 91,719     $  89,041     $ 74,248     $ 61,461
      Cost of revenue ..................................      20,829       30,888        32,515       29,431       17,205
                                                            --------     --------     ---------     --------     --------
          Gross profit .................................      35,259       60,831        56,526       44,817       44,256
                                                            --------     --------     ---------     --------     --------
      Operating expenses:
          Research and development .....................      13,771       16,677        27,277       19,320       12,301
          Write-off of in process research and
            development(1) .............................          --           --        39,000           --           --
          Sales and marketing ..........................      19,759       24,447        41,907       33,484       20,541
          General and administrative ...................       5,528        7,928        11,247        8,895        6,821
          Merger-related costs(2) ......................       4,318        6,776            --           --           --
          Restructuring and impairment charges(3)(4) ...         751           --       335,810        9,328           --
          Amortization of acquired intangibles(1) ......          --           --        53,426          805           --
                                                            --------     --------     ---------     --------     --------
               Total operating expenses ................      44,127       55,828       508,667       71,832       39,663
                                                            --------     --------     ---------     --------     --------
      Income (loss) from operations ....................      (8,868)       5,003      (452,141)     (27,015)       4,593
      Interest income (expense), net ...................       2,413        2,270         2,598          325       (1,187)
                                                            --------     --------     ---------     --------     --------
      Income (loss) before income taxes ................      (6,455)       7,273      (449,543)     (26,690)       3,406
      Benefit (provision) for income taxes .............          --       (3,722)       34,058         (272)          --
                                                            --------     --------     ---------     --------     --------
      Net income (loss) ................................      (6,455)       3,551      (415,485)     (26,962)       3,406
      Dividends and accretion on preferred stock .......        (171)          --            --           --           --
                                                            --------     --------     ---------     --------     --------
      Net income (loss) attributable to common
        stockholders ...................................    $ (6,626)    $  3,551     $(415,485)    $(26,962)    $  3,406
                                                            ========     ========     =========     ========     ========
      Basic earnings (loss) per share ..................    $  (0.30)    $   0.14     $  (14.46)    $  (0.85)    $   0.11
                                                            ========     ========     =========     ========     ========
      Diluted earnings (loss) per share ................    $  (0.30)    $   0.13     $  (14.46)    $  (0.85)    $   0.11
                                                            ========     ========     =========     ========     ========
      Basic weighted-average shares(5) .................      21,946       24,583        28,733       31,585       32,139
                                                            ========     ========     =========     ========     ========
      Diluted weighted-average shares(5) ...............      21,946       26,547        28,733       31,585       32,434
                                                            ========     ========     =========     ========     ========

      Consolidated Balance Sheet Data:
      Cash and cash equivalents ........................    $ 51,655     $ 54,629     $  17,369     $  5,921     $ 12,708
      Working capital ..................................      43,146       50,353        (2,482)      (6,576)      10,341
      Total assets .....................................      71,780       83,154        74,057       28,902       30,759
      Long-term debt, net of current portion(6) ........       1,011          782           243           --        7,963
      Stockholders' equity (deficit) ...................      48,322       58,252        26,085         (515)       6,627

(1) In 2000, we acquired Avesta Technologies, Inc. ("Avesta") in a purchase business combination. The purchase price allocation included $39.0 million of in-process technology, which was expensed as of the acquisition date. The amortization of acquired intangibles in 2000 and 2001 relates to goodwill and other intangible assets recorded in connection with the Avesta acquisition. See Notes 1 and 6 of Notes to Consolidated Financial Statements.

(2) In 1998, we incurred certain merger-related costs in connection with our acquisition of Net2Net Corporation ("Net2Net"). In 1999, we incurred certain merger-related costs in connection with our acquisition of Inverse Network Technology ("Inverse").

(3) In 1998, we recorded a restructuring charge related to the consolidation of certain functions and the discontinuation of certain product development efforts related to the acquisition of Net2Net. In 2000, we recorded a restructuring charge of $7.0 million that consisted primarily of severance and other termination benefits related to a workforce reduction and lease costs and associated leasehold improvement write-offs related to the closure of certain facilities. In the second quarter of 2001, we reversed $0.7 million of the restructuring charge recorded in the fourth quarter of 2000, primarily as a result of lower than estimated lease costs. In the second quarter of 2001, we also recorded a restructuring charge of $3.9 million that consisted primarily of employee termination costs including severance and other benefits, lease costs and associated leasehold improvement write-offs related to the closure of certain facilities resulting from the discontinuation of the Visual Trinity product, other contractual obligations and the write-off of an investment. During the fourth quarter of 2001, we reversed $1.2 million of the restructuring charge recorded in the second quarter of 2001 due to lower than estimated facility closure costs and other contractual obligations. During the fourth quarter of 2001, we also recorded a restructuring charge of $0.4 million that consisted of severance and other termination benefits related to a workforce reduction. See Notes 1 and 7 of Notes to Consolidated Financial Statements.

(4) In 2000, we recorded an impairment charge of $328.8 million for the write-off of goodwill and other intangibles related to the acquisition of Avesta. In 2001, we recorded an impairment charge of $7.0 million related to all of the remaining intangible assets from the Avesta acquisition based on the discontinuation of the Visual Trinity product and plans for the Visual eWatcher product. The impairment charge also included the write-off of an investment of $3.7 million. See Notes 1, 6 and 7 of Notes to Consolidated Financial Statements.

(5) For an explanation of the determination of the weighted-average number of shares used in computing earnings (loss) per share amounts. See Note 1 of Notes to Consolidated Financial Statements.

(6) In 2002, we issued senior secured convertible debentures in the amount of $10.5 million that become due in March 2006. See Note 3 of Notes to Consolidated Financial Statements.

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

Overview

      From our incorporation in August 1993 through December 1996, our principal objective was to secure sufficient equity financing to enable us to accelerate product development efforts of Visual UpTime for frame relay deployment and create the corporate infrastructure necessary to support these efforts. We first shipped Visual UpTime in mid-1995 and began generating significant revenue during 1996. Since our inception, we have focused on establishing relationships with service providers with the goal of having these service providers include our products into their infrastructure or in their service offerings to their subscribers. Consistent with this goal, we have established agreements with major service providers such as: AT&T, BellSouth, Earthlink, Equant, SBC, Sprint, Verizon and WorldCom. During 1998, 1999 and 2000, we continued to focus on selling Visual UpTime and added to our product portfolio as a result of a series of acquisitions -- the Net2Net product, CellTracer, in 1998; the Inverse products, Visual IP InSight and Visual Internet Benchmark, in 1999; and the Avesta products, Visual Trinity and Visual eWatcher, in 2000. During 2001, we discontinued development and sales efforts of Visual Trinity and sold the Visual Internet Benchmark service. In 2002, the remaining customer for our CellTracer product, Network Associates, placed what they indicated would be final orders. Also, in 2002, we continued to evaluate the future of the Visual eWatcher and CellTracer products. In their current form, neither product produced significant revenue for the year ended December 31, 2002. We believe that the technology of both products may be useful to other products in the future and we are exploring alternatives for these products. However, we decided not to focus our development or sales efforts on these products in 2003. Therefore, we do not anticipate any significant revenue from these products during 2003. We continue to focus our sales efforts on Visual UpTime and Visual IP InSight.

      We acquired Avesta Technologies, Inc. (Avesta) on May 24, 2000. We believed that the acquisition of Avesta would provide critical pieces to our strategy to become one of the largest network performance management vendors with one of the industry's broadest portfolios of products and functionality. We also anticipated that the merger would bring us closer to providing a single-vendor solution to the internet infrastructure management needs of customers, especially our intended integration of networks, systems and applications into a unified service view for service providers and their enterprise subscribers. We expected to generate revenue from the Avesta products of approximately $30 million in 2000. Instead, these products generated revenue of only $7.3 million in

2000, and significantly increased our operating expenses. Subsequent to the acquisition, we concluded that, without significant modifications, the primary Avesta product, Trinity, was not a viable solution for our strategic service provider customers. The product was more specifically targeted to direct enterprise customers, which did not fit with our service provider focused business plan. As a result of an analysis performed in early 2001 by a company-wide task force, we determined that the time and expense required to make the Visual Trinity product competitive in its market space and more suitable to our service provider customers would be prohibitive. These factors, in conjunction with revenue declines in our other products, resulted in a $328.8 million impairment charge and $7.0 million in restructuring charges in 2000. In 2001, we discontinued the Visual Trinity product, resulting in $3.3 million in additional impairment charges related to the remaining intangible assets from the Avesta acquisition, $3.7 million in a write-down related to an investment that was acquired with Avesta that was determined to be impaired as of December 31, 2001 and $2.3 million (net of reversals) in restructuring charges. We did not have any significant remaining assets related to Avesta included in our balance sheet as of December 31, 2001 or 2002.

      Following the acquisition of Avesta, we allowed our business strategy to become less focused, which increased the complexity of our business and adversely affected our results of operations. We incurred significant losses from the second quarter of 2000 through the fourth quarter of 2001. The deterioration of our operating results that began in 2000, excluding the effects of the impairment and restructuring charges and the write-off of in-process research and development, was due primarily to decreased revenue and increased operating expenses following the Avesta acquisition. In response, we made significant reductions in operating expenses in the remainder of 2000, 2001 and 2002 by closing three facilities and by reducing our workforce by approximately 290 employees from October 2000 through December 2002, including approximately 60 of whom were terminated during 2002.

      Despite the growth of data networking, 2002 was a challenging year as our customers continued reducing spending. One of our most significant customers, WorldCom, filed Chapter 11 bankruptcy in July 2002. Even with the bankruptcies of WorldCom and a number of emerging service providers, and the general economic downturn of the telecommunications market, we were able to achieve profitability, limit our accounts receivable losses and maintain our cash balances. This was accomplished due primarily to the following factors:

            o Our business is not related to the build-out of telecommunications infrastructure, but rather is tied to the sale and deployment of data networking services to enterprises;

            o In March 2002, we issued $10.5 million in convertible debentures to improve our cash position;

            o Throughout 2002, we significantly reduced operating expenses and realigned them with our lower revenue expectations. Research and development expense, sales and marketing expense and general and administrative expense declined from $61.7 million in 2001 to $39.7 million in 2002; and

            o In July 2002, we executed an agreement, later amended, with WorldCom that stipulated payment terms while WorldCom is in bankruptcy, enabling us to continue to sell our products to WorldCom during its restructuring period. We generated $6.3 million in revenue from WorldCom during 2002, and incurred $0.7 million in bad debts. We cannot assure you that we will continue to generate this level of revenue from sales of our products to WorldCom during 2003.

      We returned to profitability for the three months ended March 31, 2002 and have remained profitable since then. However, we have continued to experience declining revenue from $74.2 million for the year ended December 31, 2001 to $61.5 million for the year ended December 31, 2002, including a reduction in the sale of each of our major products. Visual UpTime revenue decreased by $5.8 million due to a decrease in demand reflecting: 1) the overall downturn in the telecommunications industry, which was reflected in a slowdown in demand for telecommunications products and services, including those based on our products;
2) tighter inventory control at our service provider customers, specifically AT&T; and 3) the loss of business to competitors. Revenue from the Visual IP InSight product decreased $0.6 million resulting from decreased demand due to the bankruptcies of many of the new Internet Service Providers ("ISPs") that were our primary targets for Visual IP InSight. In addition, revenue from the Visual IP InSight product often fluctuates significantly from year to year due to the sizeable orders from a limited number of service providers that we are dependent upon for sales of that product. Such fluctuations can also significantly affect our gross margin percentage because our software costs of revenue are so insignificant. The $6.9 million decrease in revenue from Visual Internet Benchmark, Visual Trinity, Visual eWatcher and CellTracer reflects, respectively, the sale of Visual Internet Benchmark and the discontinuation of sales of Visual Trinity, Visual eWatcher and CellTracer.

      We have refocused our sales, marketing and other efforts on our core Visual UpTime and Visual IP InSight products, our core service provider customers and service creation over resale to end users. We have directed our Visual IP InSight development efforts at making the product more suitable for our core service provider customers and enabling the use of our product in higher-margin broadband networks over, for example, cable lines and Digital Subscriber Lines (DSL). We have also aggressively reduced our operating expenses to be more in line with our reduced revenue projections. While we do not know when the downturn in telecommunications industry will end, or how robust the recovery will be once or if it does begin, we have revised our business plan to reflect lower projected revenue and reduced our operating expenses as we seek to remain profitable even with this reduced demand. There can be no assurance that we will remain profitable.

      Based on our current cost structure, including changes made during the fourth quarter of 2002, our ability to generate net income in the future is, in large part, dependent on our success in achieving quarterly revenue of at least $13.0 million, achieving quarterly gross margins of 70% to 75% and maintaining or further reducing operating expenses. Due to market conditions, competitive pressures, and other factors beyond our control, there can be no assurances that we will be able to meet these goals. In the event that the anticipated revenue goals are not met, we may not be profitable and we may be required to further reduce our cost structure.

Results of Operations

      The following table presents certain consolidated statement of operations data as a percentage of our revenue:

                                                                              Years Ended December 31,
                                                                           ------------------------------
                                                                            2000        2001        2002
                                                                           ------      ------      ------
            Revenue:
              Hardware ................................................      73.6%       69.8%       68.4%
              Software ................................................      11.4         8.4        11.2
              Support and services ....................................      15.0        21.8        20.4
                                                                           ------      ------      ------
               Total revenue ..........................................     100.0       100.0       100.0
                                                                           ------      ------      ------
            Cost of revenue:
              Product .................................................      28.0        29.3        24.6
              Support and services ....................................       8.5        10.3         3.4
                                                                           ------      ------      ------
               Total cost of revenue ..................................      36.5        39.6        28.0
                                                                           ------      ------      ------
            Gross profit ..............................................      63.5        60.4        72.0
                                                                           ------      ------      ------
             Operating expenses:
                 Research and development .............................      30.6        26.0        20.0
                 Write-off of in-process research and development .....      43.8          --          --
                 Sales and marketing ..................................      47.1        45.0        33.4
                 General and administrative ...........................      12.6        12.0        11.1
                 Restructuring and impairment charges .................     377.2        12.6          --
                 Amortization of acquired intangibles .................      60.0         1.1          --
                                                                           ------      ------      ------
                      Total operating expenses ........................     571.3        96.7        64.5
                                                                           ------      ------      ------
            Income (loss) from operations .............................    (507.8)      (36.3)        7.5
            Interest income (expense), net ............................       2.9         0.4        (2.0)
                                                                           ------      ------      ------
            Net income (loss) before income taxes .....................    (504.9)      (35.9)        5.5
            Benefit (provision) for income taxes ......................      38.3        (0.4)         --
                                                                           ------      ------      ------
            Net income (loss) .........................................    (466.6)%     (36.3)%       5.5%
                                                                           ======      ======      ======

      The following table presents revenue by product (in thousands):

                                                         Years Ended December 31,
                                                      -----------------------------
                                                        2000       2001       2002
                                                      -------    -------    -------
            Visual UpTime ........................    $59,754    $55,557    $49,797
            Visual IP InSight ....................      9,466      8,095      7,477
                                                      -------    -------    -------
                  Continuing product revenue .....     69,220     63,652     57,274
                                                      -------    -------    -------
            Visual Internet Benchmark ............      4,607      4,025        814
            Visual Trinity and eWatcher ..........      7,268      3,591        699
            CellTracer ...........................      7,946      2,980      2,232
                                                      -------    -------    -------
                  Discontinued product revenue ...     19,821     10,596      3,745
                                                      -------    -------    -------
                  Royalties ......................         --         --        442
                                                      -------    -------    -------
                  Total revenue ..................    $89,041    $74,248    $61,461
                                                      =======    =======    =======

      The following table presents revenue attributable to customers that individually represented more than 10% of our total revenue (in thousands):

                                                                              Years Ended December 31,
                                                                           -----------------------------
                                                                             2000       2001       2002
                                                                           -------    -------    -------
            AT&T ......................................................    $17,500    $21,689    $20,753
            Sprint ....................................................     16,263     10,159      6,356
            Verizon ...................................................          *          *      6,893
            WorldCom ..................................................     12,263      7,598      6,319
            All other customers (each individually less than 10%) .....     43,015     34,802     21,140
                                                                           -------    -------    -------
              Total revenue ...........................................    $89,041    $74,248    $61,461
                                                                           =======    =======    =======

      *     Less than 10%.

      Our primary sales and marketing strategy depends predominantly on sales of Visual UpTime and Visual IP InSight to telecommunications service providers. Service providers use our products as operations tools in their own network infrastructures,base value-added services on our products and resell our products to their customers. Pressure on capital expenditures and the decline in the telecommunications markets may delay the rollout of new services based on our products. Furthermore, any potential reduction in demand for value-added services or products from the service providers' customers would directly impact the volume of our products purchased.

      We expect that a significant portion of our revenue in 2003 will be attributable to sales of Visual UpTime and Visual IP InSight to service providers. The loss of any one of AT&T, Sprint or WorldCom, which together have historically provided a majority of our revenue, would result in a substantial loss of revenue that could have a material adverse effect on our business. For the year ended December 31, 2002, AT&T, Sprint and WorldCom represented 34%, 10% and 10%, respectively, our consolidated revenue. Revenue related to all service providers represented 70%, 77%, and 82% of our consolidated revenue for the years ended December 31, 2000, 2001 and 2002, respectively. This concentration should continue because our customer base consists predominantly of service providers. Existing service provider customers are not easily replaced because of the relatively few participants in that market. High barriers to entry due to extraordinary capital requirements and the increased possibility that existing service providers may merge or fail because of the current downturn in the telecommunications industry, may further reduce their number and make replacing a significant network service provider customer very difficult in the future. Furthermore, the small number of network service providers means that the reduction, delay or cancellation of orders or a delay in shipment of our products to any one service provider customer could have a material adverse effect on our revenue for a quarter. Our anticipated dependence on sizable orders from a limited number of service provider customers will make the relationship between us and each service provider critically important to our business. Further, because none of our agreements contain minimum purchase requirements, there can be no assurance that the issuance of a purchase order will result in significant recurring business.

2002 Compared with 2001

      Revenue.

      Our revenue can be divided into three types: hardware, software, and support and services. Each of our products has components of each revenue type. Sales of Visual UpTime are primarily classified as hardware revenue. We also sell licenses related to Visual UpTime that are classified as software revenue. Sales of Visual IP InSight are primarily classified as software revenue. However, sales of our newest hardware product, the IP Service Element (ISE), which embeds certain Visual IP InSight functionality in a hardware device, are classified as hardware revenue. Sales of Visual eWatcher, prior to discontinuation in 2002, are classified as software revenue. Sales of Visual Trinity, prior to discontinuation in May 2001, were classified as software revenue. Sales of our Visual IP InSight subscription service, which we no longer offer to our customers, were classified as support and services revenue. Sales of the Visual Internet Benchmark service, prior to sale of that product in June 2001, were classified as support and services revenue. Royalties from the Visual Internet Benchmark service are classified as support and services revenue. Sales of CellTracer are classified as hardware revenue. Sales of technical support, professional services and training for all of our products are classified as support and services revenue.

      Total revenue was $74.2 million in 2001 compared to $61.5 million in 2002, a decrease of $12.7 million. Sales to all service providers increased from approximately 77% of revenue in 2001 to 82% in 2002. We anticipate that the percentage of revenue attributable to our service providers for 2003 will be consistent with the levels achieved during 2002.

      Hardware revenue. Hardware revenue was $51.9 million in 2001 compared to $42.1 million in 2002, a decrease of $9.8 million.

The decrease was due primarily to a decrease in demand for Visual UpTime from AT&T, Sprint and WorldCom. We believe, in general, that the decrease in demand for Visual UpTime was primarily the result of the overall downturn in the telecommunications industry, which was reflected in a slowdown in demand for telecommunications products and services and reduced spending. More specifically, we believe that revenue from AT&T decreased due to tighter inventory control and revenue from Sprint and WorldCom decreased due to the loss of market share of these customers to their competitors coupled with our loss of business to our competitors. We do not believe that the recent events at WorldCom had a significant impact on our revenue from WorldCom for 2002. However, there is a risk that WorldCom's bankruptcy could adversely affect our future revenue. The decrease was also due to decreased revenue from CellTracer of $1.5 million due to decreased demand from NAI.

      Software revenue. Software revenue was $6.2 million in 2001 compared to $6.9 million in 2002, an increase of $0.7 million. The increase in software revenue was due primarily to an increase of $0.9 million in licenses for Visual UpTime resulting from Kentrox licenses, Cisco licenses and other license upgrades for Visual UpTime. In addition, even though total Visual IP InSight revenue decreased in 2002, license revenue related to that product increased by $0.3 million. This increase is due to more license sales that replaced the sale of the Visual IP InSight subscription service in 2002 following the discontinuation of our subscription service. Since 2001, we sell Visual IP InSight as a software license only. Prior to September 30, 2001, we offered both a subscription service and software licenses for that product. These combined increases are offset by decreases in license revenue of $0.5 million from Visual Trinity and Visual eWatcher following the discontinuation of those products.

      Support and services revenue. Support and services revenue was $16.1 million in 2001 and $12.5 million in 2002, a decrease of $3.6 million. The decrease in support and services revenue was due primarily to decreased revenue from the Visual Trinity product, Visual eWatcher product and Visual Internet Benchmark service of $4.9 million due to expired contracts that have not renewed as a result of the discontinuation of these products. Subscription fees for Visual IP InSight decreased by approximately $1.9 million as customers have migrated to a perpetual license for that product. The larger installed base of our Visual UpTime product for which we are selling technical support and the accelerated recognition of terminated technical support for CellTracer as a result of the transfer of the source code to NAI offsets these combined decreases. We will continue to recognize revenue from the Visual Internet Benchmark service that was sold during 2001, for existing contracts under which we are still required to perform services through May 2003, all of which is currently in deferred revenue. We also receive royalty payments from the purchaser on new contracts.

      Cost of revenue and gross profit.

      Cost of revenue consists of subcontracting costs, component parts, warehouse costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees and other overhead expenses related to the manufacturing operations. Product cost of revenue includes both hardware and software cost of revenue in the accompanying consolidated statements of operations. Cost of revenue related to software sales has not been significant. Support and services cost of revenue includes outsourced benchmark services, professional services and technical support costs.

      Total cost of revenue was $29.4 million in 2001 compared to $17.2 million in 2002, a decrease of $12.2 million. Gross profit was $44.8 million in 2001 compared to $44.3 million in 2002, a decrease of $0.5 million. Gross profit margin was 60.4% of revenue in 2001 as compared to 72.0% of revenue in 2002. The increase in gross profit margin percentage was due primarily to the overall high gross margin of our new Visual UpTime 7.0 and 7.1 releases, decreased lower margin CellTracer revenue, decreased fixed costs (such as fees paid to third parties to provide the Visual IP InSight subscription service and Visual Internet Benchmark service to customers for which we had existing contracts) and overall decreased fixed costs in our manufacturing and support operations due to our cost reduction initiatives implemented since the fourth quarter of 2000. Our future gross margins may be affected by a number of factors, including product mix, the proportion of sales to service providers, competitive pricing, manufacturing volumes and an increase in the cost of component parts. Based on our current product offerings and the level of fixed cost reductions that has been achieved to date, we expect our future margins to be in the range of 70% to 75%.

      Product cost of revenue. Product cost of revenue, which includes both hardware and software cost of revenue, was $21.7 million in 2001 compared to $15.1 million in 2002, a decrease of $6.6 million. Our software costs of revenue are insignificant. The gross profit margin attributable to products was 62.6% and 69.1% in 2001 and 2002, respectively. The increase in gross profit margin was due primarily to the overall high gross margin of our new Visual UpTime 7.0 and 7.1 releases, decreased low gross margin CellTracer revenue and overall decreased fixed costs in our manufacturing and support operations due to our cost cutting initiatives implemented since the fourth quarter of 2000.

      Support and services cost of revenue. Support and services cost of revenue, which includes Visual Internet Benchmark services, Visual IP InSight subscription services, professional services and technical support costs, was $7.7 million in 2001 compared to $2.1 million in 2002, a decrease of $5.6 million. The gross profit margin attributable to support and services was 52.3% and 83.4% in 2001 and 2002, respectively. The increase in gross profit margin was due primarily to decreased fixed costs such as fees paid to third parties to provide the Visual IP InSight subscription service and Visual Internet Benchmark service to customers for which we had existing contracts.

      Operating expenses.

      Research and development expense. Research and development expense consists primarily of compensation for research and development staff, depreciation of test and development equipment, certain software development costs and costs of prototype materials. Research and development expense was $19.3 million for 2001 compared to $12.3 million in 2002, a decrease of $7.0 million. The decrease in research and development expense was due primarily to the full period effect of workforce reductions and facility closures that occurred in 2001 and additional workforce reductions during 2002. Research and development expense was 26.0% and 20.0% of revenue in 2001 and 2002, respectively. We intend to incur research and development expense at or below the level of such expense in 2002 as a result of our continued focus on the control of operating expenses.

      Sales and marketing expense. Sales and marketing expense consists of compensation for the sales and marketing staff, commissions, pre-sales support, travel and entertainment expense, trade shows and other marketing programs. Sales and marketing expense was $33.5 million in 2001 compared to $20.5 million in 2002, a decrease of $13.0 million. The decrease in sales and marketing expense was due primarily to the full period effect of workforce reductions and facility closures during 2001 and 2002. Sales and marketing expense was 45.0% and 33.4% of revenue in 2001 and 2002, respectively. We intend to incur sales and marketing expense at or below the level of such expense in 2002 as a result of our continued focus on the control of operating expenses.

      General and administrative expense. General and administrative expense consists of the costs of executive management, finance, administration and other activities. General and administrative expense was $8.9 million in 2001 compared to $6.8 million in 2002, a decrease of $2.1 million. The decrease in general and administrative expense was due primarily to the full period effect of workforce reductions and facility closures that occurred in 2001 and additional workforce reductions during 2002. General and administrative expense was 12.0% and 11.1% of revenue in 2001 and 2002, respectively. We intend to incur general and administrative expense at or below the level of such expense in 2002 as a result of our continued focus on the control of operating expenses.

      Restructuring and impairment charges. During the second quarter of 2001, we reversed $0.7 million of the restructuring charge recorded in the fourth quarter of 2000 due primarily to lower than estimated costs related to facility closures. We recorded a restructuring charge of $3.9 million in the second quarter of 2001 that consisted primarily of severance and other termination benefits related to a workforce reduction of approximately 50 employees and lease costs and leasehold improvement write-offs related to the closure of our New York facility following our announcement to discontinue the Visual Trinity product. During the fourth quarter of 2001, we reversed $1.2 million of the restructuring charge recorded in the second quarter of 2001 due to lower than estimated costs related to facility closures and other contractual obligations. We recorded another restructuring charge of $0.4 million in the fourth quarter of 2001 that consisted of severance and other termination benefits related to a workforce reduction of approximately 40 people resulting from our continued focus on the reduction of our operating expenses (see Note 7 of Notes to Consolidated Financial Statements). There were no restructuring or impairment charges in 2002. Costs associated with the workforce reductions in 2002 of approximately 60 employees have been charged to operating expenses as incurred.

      We recorded an impairment charge of $3.1 million in the second quarter of 2001 as a result of our discontinuation of the Visual Trinity product. We also recorded an impairment charge of $3.9 million in the fourth quarter of 2001 related to the impairment of an investment acquired with the Avesta acquisition and the write-off of the remaining intangible assets related to the Avesta acquisition as a result of our plans for the eWatcher product (see Note 7 of Notes to Consolidated Financial Statements).

      Amortization of acquired intangibles. We recorded $0.8 million in amortization of goodwill and other intangibles in 2001 related to the Avesta acquisition. All amounts of goodwill and other intangible assets were amortized or written-off as of December 31, 2001. Therefore, no amortization was recorded during 2002.

      Interest income (expense), net. Interest income, net, was $0.3 million in 2001 compared to interest expense of $1.2 million in 2002. The decrease of $1.5 million was due primarily to both cash and non-cash interest expense related to the convertible debentures we issued in March 2002 (see Note 3 of Notes to Consolidated Financial Statements) plus interest expense incurred on borrowings under our line of credit facility prior to payment and cancellation of the line offset by interest income on cash balances after the issuance of the convertible debentures.

      Income taxes. The provision for income taxes for 2001 was $0.3 million and related primarily to state income taxes and other non-recoverable income tax payments. There was no provision for income taxes for 2002.

      Net income (loss). Net loss for 2001 was $27.0 million as compared to net income of $3.4 million for 2002, an increase of $30.4 million. The increase was due primarily to decreases in cost of sales, operating expenses, restructuring and impairment charges and amortization of intangible assets offset by decreased revenue.

2001 Compared with 2000

      Revenue.

      Total revenue was $89.0 million in 2000 compared to $74.2 million in 2001, a decrease of $14.8 million.

      Hardware revenue. Hardware revenue, which includes revenue from sales of Visual UpTime and Visual CellTracer, was $65.5 million in 2000 compared to $51.9 million in 2001, a decrease of $13.6 million. The decrease was due primarily to a decrease in CellTracer revenue of $5.0 million, from one customer, with the remaining decrease in Visual UpTime revenue, primarily from service providers and value-added resellers. The decrease in CellTracer revenue was due to reduced demand from NAI. The decrease in sales of Visual UpTime was due primarily to a decrease in purchases from Sprint and WorldCom due to the loss of market share of one of these service providers to its competitors and to increased market penetration by a competitor. As a result, the overall decrease was due to decreased demand for Visual UpTime and CellTracer. Sales to all service providers increased from approximately 70% of revenue for 2000 to 77% for 2001.

      Software revenue. Software revenue, which includes revenue from sales of Visual IP InSight, Visual Trinity, and eWatcher, was $10.1 million in 2000 compared to $6.2 million in 2001, a decrease of $3.9 million. The decrease in software revenue was due primarily to the discontinuation of the Visual Trinity product, the primary product acquired from Avesta, and decreased revenue from IP InSight.

      Support and services revenue. Support and services revenue, which includes revenue from sales of Visual Internet Benchmark, professional services and technical support, was $13.4 million and $16.1 million, an increase of $2.7 million. The increase in support and services revenue was due primarily to the larger installed base of our Visual UpTime product for which we are selling technical support and the full year effect of the support related to the Visual Trinity product.

      Cost of revenue and gross profit.

      Total cost of revenue was $32.5 million for 2000 compared to $29.4 million for 2001, a decrease of $3.1 million. Gross profit was $56.5 million for 2000 compared to $44.8 million for 2001, a decrease of $11.7 million. Gross profit margin was 63.5% of revenue for 2000 as compared to 60.4% of revenue for 2001.

      Product cost of revenue. Product cost of revenue, which includes both hardware and software cost of revenue, was $24.9 million for 2000 compared to $21.7 million for 2001, a decrease of $3.2 million. Our software costs of revenue are insignificant. The gross profit margin attributable to products was 67.1% for 2000 and 62.6% for 2001. The decrease in gross profit margin was due primarily to fewer high gross margin software sales due primarily to the discontinuation of the Visual Trinity product.

      Support and services cost of revenue. Support and services cost of revenue, which includes Visual Internet Benchmark services, professional services and technical support costs, was $7.6 million for 2000 compared to $7.7 million for 2001, an increase of $0.1 million. The gross profit margin attributable to support and services was 43.2% for 2000 and 52.3% for 2001. The decrease in gross profit margin was due primarily to higher fixed costs to support the Visual Internet Benchmark service for existing contracts.

      Operating expenses.

      Research and development expense. Research and development expense was $27.3 million for 2000 compared to $19.3 million in 2001, a decrease of $8.0 million. The decrease in research and development expense was due primarily to workforce reductions and facility closures during 2000 and 2001. Research and development expense was 30.6% and 26.0% of revenue for 2000 and 2001, respectively.

      Write-off of purchased research and development. A write-off of purchased research and development costs of $39.0 million was recorded in 2000 in connection with the acquisition of Avesta. Avesta had in-process technology which represented research and development projects of Avesta that had not reached technological feasibility and that had no alternative future use in research and development activities or otherwise. We charged as an expense as of the acquisition date amounts assigned to in-process research and development ("IPR&D"), which met the foregoing criteria.

      The evaluated projects were future releases of the Trinity, eWatcher and other products. The products in process included both upgrades to existing products as well as major modifications for future releases. Additional products that had been started but not yet assigned a numerical designation and were considered to be approximately 1% complete were excluded from the evaluation. The Trinity related projects represented the majority of the value assigned to the IPR&D projects. We valued the acquired IPR&D based upon an independent appraisal. The values of the IPR&D projects were determined by estimating the future cash flows from the projects, once commercially feasible, discounting the net cash flows back to their present values and then applying a percentage of completion to the calculated values to reflect the uncertainty of technical success of the projects. The rates used to discount the net cash flows to their present values were based on Avesta's weighted average cost of capital. The percentage of completion was based on management's estimates of the amount of resources spent to date and on the expected use of future resources.

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

      General and administrative expense. General and administrative expense was $11.2 million for 2000 compared with $8.9 million for 2001, a decrease of $2.3 million. The decrease in general and administrative expense was due primarily to workforce reductions and facility closures during 2000 and 2001. General and administrative expense was 12.6% and 12.0% of revenue for 2000 and 2001, respectively.

      Restructuring and impairment charges. We recorded a restructuring charge of $7.0 million in the fourth quarter of 2000 that consisted primarily of severance and other termination benefits related to a workforce reduction of approximately 140 employees and lease costs and leasehold improvement write-offs related to the closure of facilities in Ottawa, Canada and Sunnyvale, California and the reduction in size of our facilities in Rockville, Maryland and New York, New York. These facility closures were the result of our efforts to consolidate and integrate the acquisition of Avesta as well as an effort to downsize our operations and reduce our cost structure. During the second quarter of 2001, we reversed $0.7 million of the restructuring charge recorded in the fourth quarter of 2000 due primarily to lower than estimated costs related to facility closures. We recorded a restructuring charge of $3.9 million in the second quarter of 2001 that consisted primarily of severance and other termination benefits related to a workforce reduction of approximately 50 employees and lease costs and leasehold improvement write-offs related to the closure of our New York facility following our announcement to discontinue the Visual Trinity product. During the fourth quarter of 2001, we reversed $1.2 million of the restructuring charge recorded in the second quarter of 2001 due to lower than estimated costs related to facility closures and other contractual obligations. We recorded another restructuring charge of $0.4 million in the fourth quarter of 2001 that consisted of severance and other termination benefits related to a workforce reduction of approximately 40 people resulting from our continued focus on the reduction of our operating expenses (see Note 7 of Notes to Consolidated Financial Statements).

      We recorded an impairment charge of $328.8 million in the fourth quarter of 2000 for the write-off of goodwill and other intangibles related to the Avesta acquisition. We recorded an additional impairment charge of $3.1 million in the second quarter of 2001 as a result of our discontinuation of the Visual Trinity product. We also recorded an impairment charge of $3.9 million in the fourth quarter of 2001 related to the impairment of an investment acquired with the Avesta acquisition and the write-off of the remaining intangible assets related to the Avesta acquisition as a result of our plans for the eWatcher product (see Note 7 of Notes to Consolidated Financial Statements).

      Amortization of acquired intangibles. We recorded $53.4 million in amortization of goodwill and other intangibles in 2000 related to the Avesta acquisition compared with $0.8 million in 2001. The decrease was the result of decreased goodwill and intangibles resulting from the impairment charges recorded in 2000 and 2001.

      Interest income, net. Interest income, net, was $2.6 million for 2000 compared to $0.3 million for 2001. The decrease of $2.3 million was due primarily to decreased cash balances.

      Income taxes. The provision for income taxes for 2001 was $0.3 million and related primarily to state income taxes and other non-recoverable income tax payments.

      Net loss. Net loss for 2000 was $415.5 million as compared to $27.0 million for 2001, a decrease of $388.5 million. The decrease was due primarily to a decrease in restructuring and impairment charges, amortization of intangibles and operating expenses, offset in part by decreases in revenue, gross profit, interest income and income tax benefits.

Liquidity and Capital Resources

      At December 31, 2002, our unrestricted cash balance was $12.7 million compared to $5.9 million as of December 31, 2001, an increase of $6.8 million. This increase was due primarily to $9.6 million in cash received from the issuance of convertible debentures, net of issuance costs, in March 2002, offset by the payment of the outstanding balances under our credit facility and capital leases. We used $1.0 million of cash to purchase equipment and other fixed assets, made principal payments on capital lease obligations of $0.3 million and made principal payments on our credit facility obligations of $2.0 million. Cash provided by the sale of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan was $0.5 million.

      We require substantial working capital to fund our business, particularly to finance inventories, accounts receivable, research and development activities and capital expenditures. To date, we have financed our operations and capital expenditures primarily with the proceeds from our initial public offering completed in February 1998, our operating income and the proceeds from the issuance of convertible debentures in March 2002. In 2001, we became dependent on cash that was provided by our bank under a credit facility. In addition, from time to time, we have obtained advance payments in connection with certain customer purchase orders. In the fourth quarter of 2001, we received an advance payment of approximately $3.6 million that was classified as a customer deposit in the accompanying consolidated balance sheet as of December 31, 2001; the related customer orders were fulfilled in February 2002. We do not anticipate receiving customer advance payments in the future. Our future capital requirements will depend on many factors, including the rate of revenue growth, if any, as well as our gross margins and our levels of operating expenses, including product research and development, sales and marketing and general and administrative expenses.

      Our revenue for 2002 was $61.5 million, which was a decrease of $12.7 million compared to 2001. In response to the trends of decreasing revenue and increasing operating expenses that began in the second quarter of 2000 following our acquisition of Avesta, we initiated a restructuring plan in the fourth quarter of 2000 to realign our product portfolio, streamline our operations and devote resources to the markets and products that we believe have the greatest opportunity for growth. In 2001, we announced a plan to discontinue development and sales efforts on the Visual Trinity product, the primary product acquired from Avesta, and eliminate the related costs. Also in 2001, we sold the Visual Internet Benchmark service and discontinued our subscription service of Visual IP InSight. In 2002, the remaining customer for our CellTracer product, Network Associates placed what they indicated would be final orders with us for this product. Also, in 2002, we continued to evaluate the future of the Visual eWatcher and CellTracer products. In their current form, neither product produced significant revenue for the year ended December 31, 2002. We believe that the technology of both products may be useful to other products in the future and we are exploring alternatives for these technologies. However, we decided not to focus our development or sales efforts on these products in 2003. Therefore, we do not anticipate any significant revenue from these products during 2003. In 2000, 2001 and 2002, we made significant reductions in staff and other operating costs. As a result of these actions, research and development expense, sales and marketing expense and general and administrative expense, were reduced from a level of $61.7 million for 2001 to $39.7 million for 2002. As a result these cost reductions, we returned to profitability in the first quarter of 2002 and have remained profitable since then.

      Our ability to generate operating income in the future is dependent upon not only our continued success in reducing operating expenses, but also our ability to sustain revenue. General market conditions, competitive pressures and other factors beyond our control may adversely affect our ability to generate sufficient revenue to enable us to remain profitable. Our ability to sustain revenue may be negatively affected by our dependence on sales to our service providers. Pressure on capital expenditures and the decline in the telecommunications industry may delay the rollout of new services offered by our service providers based on our products. Furthermore, any potential reduction in demand for value added services or products from the service providers' customers directly impacts the volume of our products purchased and may impact our ability to sustain revenue.

      We do not believe that the recent events at WorldCom had a significant impact on our revenue from WorldCom in 2002. However, WorldCom's bankruptcy could have a material adverse impact on our future revenue. As of December 31, 2002, WorldCom owed us $0.3 million that is included in accounts receivable in the accompanying balance sheet. We wrote-off approximately $0.7 million in accounts receivable related to amounts WorldCom owed to us prior to the bankruptcy filing against the allowance for bad debts during 2002. Any future recoveries of these written-off receivables will be recorded when and if they are received. Subsequent to December 31, 2002, we entered into an agreement to sell these previously written-off receivables to an unrelated third party for approximately $0.3 million. We anticipate that this cash will be collected and recorded as a reduction of bad debt expense during the three months ended March 31, 2003.

      The current level of our operating expenses, which include a substantial fixed component in the form of compensation, other employee-related costs, occupancy costs and other costs incurred under contractual arrangements, is based, in part, on our expectation of future revenue. In the event that the anticipated cost reductions are not realized or we do not meet our revenue goals, we may be required to further reduce our cost structure. While we are able to further reduce these expenses, should reductions become appropriate, it would take at least thirty to ninety days for the full effects of any such further expense reductions to be realized. If revenue levels are below expectations, operating results are likely to be materially and adversely affected because we may not be able to reduce operating expenses in sufficient time to compensate for an unexpected reduction in revenue. There can be no assurances that we will be able to sustain revenue or remain profitable. Failure to sustain revenue and remain profitable coupled with our limited capital resources and significant accumulated deficit could also result in our inability to continue as a going concern.

      The significant operating losses incurred by us since the second quarter of 2000 through the end of 2001 have resulted in a significant reduction in our cash. In order to strengthen our financial position and provide cash for working capital purposes, in March 2002, we issued senior secured convertible debentures in the aggregate amount of $10.5 million in a private placement. The debentures are due March 25, 2006, are payable in common stock or cash, at our option provided certain conditions are satisfied, and bear interest at an annual rate of 5% payable quarterly in common stock or cash, at our option, provided certain conditions are satisfied. The debentures are secured by a first priority lien on substantially all of our assets which is to be released based on the achievement, as documented in this annual report, of certain financial goals. The debentures may be converted initially into 2,986,093 shares of our common stock at the option of the holders at a price of $3.5163 per share, subject to certain adjustments. The conversion price will adjust if we issue certain additional shares of our common stock or instruments convertible into common stock at a price that is less than the conversion price of the debentures. We have the right to require the holders to convert their debentures into common stock if the closing price of our common stock exceeds 175% of the conversion price for 20 consecutive days after September 26, 2003.

      In connection with the issuance of the debentures, we also issued warrants to purchase 828,861 shares of our common stock at an initial exercise price of $4.2755 per share. The exercise price may be adjusted if we issue certain additional shares of our common stock or instruments convertible into common stock at a lower price than the initial exercise price. The warrants expire on March 25, 2007. The holders of the debentures also received the right to purchase shares of to-be-created Series A preferred stock (the "Preferred Stock Rights") at certain dates in the future. The first Preferred Stock Right for 575 shares for $5.8 million expired on May 6, 2002. The holders did not exercise the right to purchase these shares of Series A preferred stock. A second Preferred Stock Right for 307 shares for $3.1 million may be exercised at any time after the six-month anniversary but before the fifteen-month anniversary of the issuance of the debentures. A third Preferred Stock Purchase Right for 170 shares for $1.7 million also expired on May 6, 2002. The holders did not exercise the right to purchase these shares of Series A preferred stock. The debenture holders were also granted certain equity participation and registration rights.

      Under the terms of the debentures, a number of events could trigger the debenture holders' right to force early repayment of 115% of the outstanding principal plus accrued and unpaid interest owed under the debentures. Events constituting a triggering event include:

      o our default on other indebtedness or obligations under any other debenture, any mortgage, credit agreement or other facility, indenture agreement, factoring agreement or other instrument under which there may be issued, or by which there may be secured or evidenced, any indebtedness for borrowed money or money due under any long term leasing or factoring arrangement in an amount exceeding $0.5 million;

      o     failure to have our common stock listed on an eligible market;

      o     our bankruptcy;

      o engaging in certain change in control, sale of assets or redemption transactions;

      o     failure to timely file our 2003 annual report; and

      o certain other failures to perform our obligations under the debenture agreement and/or the related agreements.

      In addition, the debentures include certain financial covenants related to 2002 and 2003. We met the financial covenant for 2002. If our earnings before interest, taxes, depreciation and amortization, less capital expenditures, for the year ended December 31, 2003 are less than $6.5 million, our debenture holders may require that we prepay all or a portion of up to 100% of the outstanding principal amount of their debentures, plus accrued interest. The redemption may be made in common stock or cash at our option provided certain conditions are satisfied.

      If we do not have sufficient cash to repay these amounts early and are required to do so, we may be required to seek additional capital through a sale of assets, sale of additional securities or through additional borrowings, none of which may be available on terms reasonably acceptable to us.

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

      Proceeds from the issuance of the $10.5 million of debentures significantly improved our cash position and working capital; and our cash position and working capital have continued to improve as a result of our cash flow from operations. Our balance of cash and cash equivalents was $12.7 million as of December 31, 2002, up $6.8 million from December 31, 2001. Accounts payable and accrued expenses totaled $9.7 million at December 31, 2002, down $2.0 million from December 31, 2001, and current assets exceeded current liabilities by approximately $10.3 million as of December 31, 2002.

      Based on our current cost structure coupled with changes made during the fourth quarter of 2002, our ability to generate net income in the future is, in large part, dependent on our success in achieving quarterly revenue of at least $13.0 million, achieving quarterly gross margins of 70% to 75% and maintaining or further reducing operating expenses. Due to market conditions, competitive pressures, and other factors beyond our control, there can be no assurances that we will be able to meet these goals. In the event that the anticipated revenue goals are not met, we may be required to further reduce our cost structure.

      Future minimum payments as of December 31, 2002 under the debentures and non-cancelable operating leases are as follows (in thousands):

                                                                       Operating
                                                           Debentures    Leases
                                                           ----------  ---------
            2003 .......................................    $    528     $1,846
            2004 .......................................         528      1,883
            2005 .......................................         528      1,863
            2006 .......................................      10,622      1,886
            Thereafter .................................          --         --
                                                            --------     ------
                      Total minimum payments ...........      12,206     $7,478
                                                                         ======
            Interest element of payments ...............      (1,706)
                                                            --------
            Present value of future minimum payments ...      10,500
            Unamortized debt discount ..................      (2,537)
            Current portion ............................          --
                                                            --------
            Long-term portion ..........................    $  7,963
                                                            ========

      We have purchase commitments for inventory purchased by certain suppliers on our behalf. If such inventory is not used within a specified period of time, we discontinue a product for which the suppliers have made purchases or we terminate a relationship with the supplier for which we have set minimum inventory requirements, we are required to purchase the inventory from the suppliers. Additionally, if we cancel a purchase order placed on a supplier, we may be subject to certain costs and fees.

      We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

      The future success of our company will be dependent upon, among other factors, our ability to generate adequate cash for operating and capital needs. We are relying on our existing balance of cash and cash equivalents together with future sales and the collection of the related accounts receivable, at least at the levels set forth in our business plan, to meet our future cash requirements for at least the next twelve months. If cash provided by these sources is not sufficient, we will be required to further reduce our expenditures for operations or to seek additional capital through other means that may include the sale of assets, the sale of equity securities or additional borrowings. There can be no assurance that additional capital will be available, or available on terms that are reasonable or acceptable to us. If we are unable to generate additional cash, our business and financial condition may be materially and adversely affected such that we may need to consider other alternatives for our future.

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

Revenue Recognition

      We recognize revenue from hardware, software and support and services. Our revenue recognition policies follow the American Institute of Certified Public Accountants Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" and SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which summarizes existing accounting literature and requires that four criteria be met prior to the recognition of revenue. Our accounting policies regarding revenue recognition are written to comply with the following criteria (see Note 1 of Notes to Consolidated Financial Statements): 1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is probable. The third and fourth criteria may require us to make significant judgments or estimates.

      To determine if a fee is fixed or determinable, we evaluate rights of return, customer acceptance rights, if applicable, and multiple-element arrangements of products and services to determine the impact on revenue recognition. Our agreements generally have not included rights of return except in certain reseller relationships that include stock rotation rights. If offered, rights of return only apply to hardware. If an agreement provides for a right of return, we typically recognize revenue when the right has expired or the product has been resold by the master distributor. If we have sufficient historical information to allow us to make an estimate of returns in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists," we defer an estimate for such returns and recognize the remainder at the date of shipment. If an agreement provides for evaluation or customer acceptance, we recognize revenue upon the completion of the evaluation process, acceptance of the product by the customer and completion of all other criteria. Most of our sales are multiple-element arrangements and include hardware, software, and technical support. Our software sales sometimes include professional services for implementation but these services are not a significant source of our revenue. Training is also offered but is not a significant source of our revenue. Revenue from multiple-element arrangements is recognized using the residual method whereby the fair value of any undelivered elements, such as customer support and services, is deferred and any residual value is allocated to the software and recognized as revenue upon delivery. The fair values of any undelivered elements, typically professional services, technical support and training, have been determined based on our specific objective evidence of fair value, which is based on the price that we charge customers when the element is sold separately.

      Our maintenance contracts require us to provide technical support and unspecified software updates to customers on a when and if available basis. We recognize customer support revenue, including support revenue that is bundled with product sales, ratably over the term of the contract period, which generally ranges from one to three years. We recognize revenue from services when the services are performed. Subscription fees for our benchmark reports are recognized upon delivery of the reports. The remaining subscription fees will be complete in May 2003 when the final contract under which we are obligated to provide service will be complete.

      We sell our products directly to service providers, through indirect channels and to end-user customers. Certain reseller customers have stock rotation rights, under which the customer can exchange previously purchased products for other products of equal or greater cost, subject to certain limitations, based on their end-user customers' requirements. We recognize revenue under these arrangements once the stock rotation right expires or the product has been resold by our master distributor.

      We also examine the specific facts and circumstances of all sales arrangements with payment terms extending beyond our normal payment terms to make a determination of whether the sales price is fixed or determinable and whether collectibility is probable. Payment terms are not tied to milestone deliverables or customer acceptance. Our evaluation of the impact on revenue recognition, if any, includes our history with our customers and the specific facts of each arrangement. It is generally not our practice to offer payment terms that differ from our normal payment terms, and we have not written off any accounts receivable related to extended payment term arrangements.

Inventory

      Because of the order lead times required to obtain manufactured product, we must maintain sufficient quantities of inventory of all of our products to meet expected demand. If actual demand is much lower than forecasted, we may not be able to dispose of our inventory at or above its cost. We write down our inventory for estimated excess and obsolete amounts to the lower of cost or market value. The estimates are based on historical trends, forecasts and specific customer or transaction information. It is generally our policy to write-down inventory to the amount that we expect to sell within a one-year period. If future demand is lower than currently estimated, additional write-downs of our inventory may be required.

Allowance for Bad Debt

      We grant credit terms without collateral to our customers and, prior to 2002, had not experienced any significant credit related losses. During 2002, the Company wrote-off approximately $0.7 million in receivable balances due from WorldCom, following WorldCom's bankruptcy filing against the allowance for bad debts. Any future recoveries of these written-off receivables will be recorded when and if they are received. Subsequent to December 31, 2002, we entered into an agreement to sell these previously written-off receivables to an unrelated third party for approximately $0.3 million. We anticipate that this cash will be collected and recorded as a reduction of bad debt expense during the three months ended March 31, 2003. Accounts receivable include allowances to record receivables at their estimated net realizable value, which is determined based on estimates for bad debt. The estimates are based on historical information and specific review of outstanding receivables at the end of each reporting period. If future events occur that impact our customers, additional write-downs of our accounts receivable may be required.

Additional Risk Factors

      In addition to the other information provided or incorporated by reference in this document, stockholders should also consider the following factors carefully in evaluating whether to make an investment decision. Stockholders should also refer to the section entitled "Forward Looking Statements".

We have an accumulated deficit of $470.5 million.

      The acquisition of Avesta in May 2000 added a significant level of operating expenses to our company without a commensurate addition of revenue at the same time as we began to feel the effects of the economic downturn in the telecommunications sector in our core hardware business. These factors, plus the effects of impairment and restructuring charges, amortization of intangible assets and the write-off of in-process research and development, all of which were recorded in connection with the acquisition of Avesta, have resulted in an accumulated deficit of $470.5 million as of December 31, 2002. As a result, we could be unable to raise equity financing, to arrange bank financing or to arrange credit from suppliers on reasonable or acceptable terms.

We may not be profitable in the future.

      Our ability to generate operating income in the future is, in large part, dependent on our success in sustaining revenue and reducing operating expenses. Research and development expense, sales and marketing expense and general administrative expense decreased from $61.7 million in 2001 to $39.7 million in 2002. However, revenue declined from $74.2 million in 2001 to $61.5 million in 2002. Market conditions, competitive pressures, and other factors beyond our control, may adversely affect our ability to adequately sustain revenue in the future. In particular, our ability to sustain revenue may be negatively affected by our dependence on our service provider customers, including WorldCom. Pressure on capital expenditures in and the decline of the telecommunications industry may delay the roll-out of new services based on our products offered by our service provider customers. Any potential reduction in demand for value added services or products, which our products support, from the service providers' customers, directly impacts the purchase volume of our products and may impact our ability to sustain revenue. WorldCom, one of our largest customers, declared bankruptcy during 2002 and there is no guarantee that it will be able to emerge from bankruptcy protection or that we will continue to achieve significant levels of revenue from WorldCom in the future. We are uncertain as to whether bankruptcy will affect the buying habits of WorldCom in the future. We believe that we have reduced operating expenses to a sufficient level such that when combined with our anticipated revenue, we will remain profitable. In the event that we do not remain profitable, we may be required to further reduce our cost structure. Failure to sustain revenue and remain profitable coupled with our significant accumulated deficit could also result in our inability to continue as a going concern.

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

                                               Debenture       Warrant       % of Company
      Decline               Issuance Price     Shares          Shares        (Total)
      -------               --------------     ------          ------        -------
      No anti-dilution             --           2,986,093        828,861     10.6%
      -----------------------------------------------------------------------------------
      25%                   $  2.6372           3,981,458      1,343,759     14.2%
      -----------------------------------------------------------------------------------
      50%                   $  1.7582           5,972,187      2,015,639     19.9%
      -----------------------------------------------------------------------------------
      75%                   $  0.8791          11,944,373      4,031,277     33.2%
      -----------------------------------------------------------------------------------

We are highly dependent on sales to telecommunications companies, and the loss of AT&T, WorldCom or Sprint as customers could severely harm our business.

      Our primary sales and marketing strategy depends predominantly on sales to telecommunications service providers. We expect that a significant portion of our revenue in 2003 will be attributable to sales of Visual UpTime and Visual IP InSight to service providers. The loss of any one of AT&T, WorldCom or Sprint, which together have historically provided a majority of our revenue, would result in a substantial loss of revenue that could have a material adverse effect on our business. For the year ended December 31, 2002, AT&T, WorldCom and Sprint accounted for 34%, 10% and 10%, respectively, of our consolidated revenue. Revenue related to our shipment of products to service providers represented 70%, 77% and 82% of our consolidated revenue for the years ended December, 31, 2000, 2001 and 2002, respectively. This concentration should continue because our customer base consists predominantly of service providers. Existing service provider customers are not easily replaced because of the relatively few participants in that market. High barriers to entry due to extraordinary capital requirements and the increased possibility that existing service providers may merge or fail because of the current downturn in the telecommunications industry, may further reduce their number and make replacing a significant network service provider customer very difficult in the future. Furthermore, the small number of network service providers means that the reduction, delay or cancellation of orders or a delay in shipment of our products to any one service provider customer could have a material adverse effect on our revenue for a quarter. WorldCom, one of our largest customers, declared bankruptcy during 2002 and there is no guarantee that it will be able to emerge from bankruptcy protection or that we will continue to achieve significant levels of revenue from WorldCom in the future. We are uncertain as to whether bankruptcy will affect the buying habits of WorldCom in the future. Our anticipated dependence on sizable orders from a limited number of service provider customers will make the relationship between us and each service provider critically important to our business. Further, because none of our agreements contain minimum purchase requirements, there can be no assurance that the issuance of a purchase order will result in significant recurring business.

An unanticipated interruption or delay in the scheduled receipt of products from our subcontract manufacturers could reduce revenue.

      We have outsourced the manufacture of our ASE units, the analysis service element of our Visual UpTime system, to two subcontract manufacturing firms. We derive a substantial portion of our revenue from the sale of these units. Our ability to meet the delivery dates requested by customers depends on the timely supply of products from the subcontract manufacturers. A decision by a subcontract manufacturer to reduce or eliminate the amount of credit extended to us or to stop the shipment of products due to concerns about our financial condition or the amount of their credit and inventory risk could delay delivery of product to our customers and cause a delay in our revenue. If we are required to establish alternative subcontract manufacturers, there can be no assurances that we would be able to do so, or to do so on terms acceptable to us. Furthermore, if we were required to replace our current contract manufacturers, we could face substantial production delays and could be required to pay substantially higher prices in order to complete delivery of our customers' orders. Such a delay or price increase could substantially damage our ability to generate sufficient revenues to achieve profitability.

Our failure to comply with Nasdaq's listing standards could result in our delisting by Nasdaq from the Nasdaq Small Cap Market and severely limit the ability of investors to sell our common stock.

      In 2002, we moved the trading of our common stock to the Nasdaq Small Cap Market. To maintain the listing on this market, we are required to meet certain requirements, including a minimum bid price of $1.00 per share. If our stock is traded below the minimum bid price for 30 consecutive business days, we will receive a deficiency notice and will have a grace period of 180 calendar days to cure the deficiency by meeting the minimum bid price per share trading price for ten (10) consecutive days. There can be no assurance that we will maintain compliance with the minimum bid price. If we fail to meet the minimum bid price for 10 consecutive days during the grace period our common stock may be delisted from the Nasdaq Small Cap Market. Even if we are able to comply with the minimum bid price requirement, there is no assurance that in the future we will continue to satisfy the other Nasdaq listing requirements, with the result that our common stock may be delisted. Should our common stock be delisted from the Nasdaq Small Cap Market, it would likely be traded on the so-called "pink sheets" or the "Electronic Bulletin Board" maintained by the National Association of Securities Dealers, Inc. Consequently, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Furthermore, if we are no longer listed on the Nasdaq Small Cap Market, our outstanding debentures may be accelerated and become immediately due and payable upon demand by the debenture holders.

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

      Under the terms of the $10.5 million of convertible debentures that we sold in March 2002, a number of events could trigger the debenture holders' right to force early repayment of 115% of the outstanding principal plus accrued and unpaid interest owed under the debentures. Events constituting a triggering event include:

            o our default on other indebtedness or obligations under any other debenture, any mortgage, credit agreement or other facility, indenture agreement, factoring agreement or other instrument under which there may be issued, or by which there may be secured or evidenced, any indebtedness for borrowed money or money due under any long term leasing or factoring arrangement in an amount exceeding $0.5 million;

            o     failure to have our common stock listed on an eligible market;

            o     our bankruptcy;

            o engaging in certain change in control, sale of assets or redemption transactions;

            o     failure to timely file our 2003 annual report; and

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

      Aspects of our service provider deployment strategy depend on the sale of Visual UpTime and Visual IP InSight to service providers for use as operations tools in their own network infrastructures. However, capital expenditures by service providers have decreased as they attempt to recover from the ongoing decline in the telecommunications markets. This decrease may directly affect a service provider's purchases of our products for such purposes.

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

      The success of this strategy in 2003 will depend, in part, on our ability to demonstrate that our product solutions reduce service provider operating expenses and enable the creation of new revenue-generating services. We cannot be sure that we will be successful in demonstrating the value of our products to service providers. If we are unsuccessful, our revenue could be significantly lower than anticipated.

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

Improvements to the infrastructure of the Internet could reduce or eliminate demand for our network performance management products.

      The demand for our network performance management products could be reduced or eliminated if future improvements to the infrastructure of the Internet lead companies to conclude that measuring and evaluating the performance of their networks is no longer important to their business. The Internet is a complex, heterogeneous network of communications networks with multiple operators and vendors supplying and managing the underlying infrastructure as well as connections to this infrastructure. Because the inherent complexity of the Internet currently causes significant e-commerce quality-of-service problems for companies, the vendors and operators that supply and manage the underlying infrastructure are continuously seeking to improve the speed, availability, reliability and consistency of the Internet. If these vendors and operators succeed in significantly improving the performance of the Internet, which would result in corresponding improvements in the performance of companies' networks, demand for our products, and thus our revenue, would likely decline.

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

      We face competition from several market segments whose functionality our products integrate. We expect competition in each of these market segments to intensify in the future. Our current competitors, include, and in the future may include, the following: Brix, Kentrox, Paradyne, Adtran, Packeteer, NetScout, Lucent Technologies and Concord. Our competitors vary in size and in the scope and breadth of the products and services that they offer. While we intend to compete by offering superior features, performance, reliability and flexibility at competitive prices and on the strength of our relationships with service providers, many of these competitors have greater financial, technical, marketing and other resources than us, and some have well-established relationships with our current and potential customers. As a result, these competitors may be able to respond to new or emerging technologies and changes in customer requirements more effectively than us, or devote greater resources than us to the development, promotion and sale of products. In addition, we believe that competitors from one or more of our market segments could partner with each other to offer products that supply functionality approaching that provided by Visual UpTime. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which could have a material adverse effect on our business.

Errors in our products or services could discourage customers and damage our reputation.

      Products and services as complex as those we offer may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in new products and services until commercial shipments have commenced. Such errors can substantially delay the time until we are able to generate revenue from new product releases and could force us to divert additional development resources to correct the errors. If such errors are detected after shipments have been made, then our reputation may be damaged, and we may incur substantial costs covering warranty claims.

      In our research and development spending plan, we allocate twenty percent of the engineering budget for "sustaining issues." "Sustaining issues" include fixing problems in released products that were not identified in the development and testing cycle. If during a given period, problems are found that cause the allocation of more than twenty percent of our resources to fixing these problems, then the next round of product feature releases can be delayed by this diversion of resources. In the case of Visual IP InSight, in 2001, we encountered difficulties in the implementation of the product in certain customer environments that resulted in expending greater than twenty percent of the budget for that product for sustaining engineering. This resulted in delays in new Visual IP InSight feature development.

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

      Our success is dependent on the competitive advantage we gain from our proprietary technology and intellectual property rights. If we are unable to adequately protect our intellectual property, including our patented technology, others may be able to more easily compete by developing functionally equivalent technology. We currently hold five United States patents, and also rely on copyright and trade secret laws, trademarks, confidentiality procedures and contractual provisions to protect our proprietary software, documentation and other proprietary information. These protection methods may not be adequate to prevent competitors from developing similar technology. Litigation to enforce our intellectual property rights, regardless of its success or failure, could be burdensome and expensive and could involve a high degree of uncertainty. In addition, legal proceedings may divert management's attention from growing our business. We may be subject to additional risk as we enter into transactions in countries where intellectual property laws are not well developed or enforced effectively. Legal protection of our rights may be ineffective in such countries, and technology developed or used in such countries may not be protected in jurisdictions where protection is ordinarily available.

The loss of key people could jeopardize our growth prospects.

      The loss of the services of Peter Minihane, our interim President and Chief Executive Officer, without an organized succession plan; Patrick Clark, Our Executive Vice President for Global Sales; Steven Hindman, our Executive Vice President for Product Management and Marketing; Wayne Fuller, our Executive Vice President for Product Operations, or any other key employee could adversely affect our ability to execute our business plan and could have a material adverse effect on our short and long term revenue. Our success depends to a significant degree upon the continuing contributions of our key management and technical employees, particularly Messrs. Minihane, Clark, Hindman and Fuller.

If we are unable to recruit and retain employees, particularly a permanent president and CEO and CFO, we may be unable to grow to meet increased sales.

      We are currently engaged in searches for a permanent president and Chief Executive Officer and a Chief Financial Officer. Due to the various risk factors described herein, we may find it very difficult or be unable to find qualified candidates for these positions at all, or on terms suitable to us. Additionally, although we have recently reduced our operating costs, including personnel, our future depends on increasing sales which will eventually require hiring and retaining additional highly skilled managerial, sales, marketing, customer support and product development personnel. Intense competition for technically trained sales and product development personnel makes recruiting and keeping qualified personnel difficult. There can be no assurance that we will be successful in continuing to attract and retain skilled employees. Failure to do so could hamper our ability to grow and meet future customer orders.

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

      Our failure to successfully assimilate companies or technologies acquired by us or the occurrence of unanticipated costs that may arise in connection with such acquisitions could have a material adverse effect on our business. By example, problems with assimilating Avesta and its technology contributed to a substantial diversion of our personnel and financial resources and eventually resulted in our write-off of many of the Avesta assets, including intangible assets and the discontinuation of the Avesta products, that we were unable to integrate into our service line.

We have anti-takeover protections that may delay or prevent a change in control that could benefit our stockholders.

      Terms of our certificate of incorporation and bylaws make it more difficult for another individual or company to acquire control of our company, even if a change of control would benefit our stockholders. These terms include:

      o our board of directors, without stockholder approval, may issue up to 5,000,000 shares of preferred stock on terms that they determine. This preferred stock could be issued quickly with terms that delay or prevent the change in control of our company, make removal of management more difficult or depress the price of our stock;

      o certain provisions of our certificate of incorporation and bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest;

      o we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law which prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner;

      o our board of directors is "staggered" so that only a portion of its members are elected each year;

      o only our board of directors, our chairman of the board, our president or stockholders holding a majority of our stock can call special stockholder meetings; and

      o special procedures must be followed in order for stockholders to present proposals at stockholder meetings.

      In addition, the $10.5 million of debentures that we issued in March 2002 may become immediately due and payable upon a change of control, which could have the effect of discouraging an acquisition that might otherwise benefit our stockholders.

      Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

      During 2002, we issued long-term debt in the form of the convertible debentures discussed in Note 3 of Notes to Consolidated Financial Statements. The convertible debentures bear interest at a fixed annual rate of 5%. We are also exposed to market risk from changes in interest rates. Our investment policy restricts us to investing only in investment-grade securities. A failure of these investment securities to perform at their historical levels could reduce the interest income realized by us. As of December 31, 2002, the fair value of our long-term debt did not differ materially from its carrying value.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      On June 17, 2002, our Audit Committee decided to terminate the engagement of Arthur Andersen LLP ("Andersen") as our independent accountants and appointed PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") as our new independent accountants.

      During the two fiscal years ended December 31, 2001, and the subsequent interim period through June 17, 2002, the date of the dismissal of Andersen, (i) there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference in connection with its report to the subject matter of the disagreement and (ii) Andersen has not advised us of any reportable events as defined in paragraphs (A) through (D) of Regulation S-K
Item 304 (a)(1)(v).

      The accountant's report of Andersen on our consolidated financial statements and our subsidiaries as of and for the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During our two most recent fiscal years ended December 31, 2001, and the subsequent interim period through June 17, 2002, Visual Networks did not consult with PricewaterhouseCoopers regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

Item 10. Our Directors and Executive Officers.

      The information required by Item 10 is hereby incorporated by reference from the Proxy Statement for our 2003 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

      The information required by Item 11 is hereby incorporated by reference from the Proxy Statement for our 2003 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information required by Item 12 is hereby incorporated by reference from the Proxy Statement for our 2003 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

      The information required by Item 13 is hereby incorporated by reference from the Proxy Statement for our 2003 Annual Meeting of Stockholders.

Item 14. Controls and Procedures

      Our management, under the supervision and with the participation of Peter
J. Minihane, our President and Chief Executive Officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing of this report. Based on that evaluation, Mr. Minihane concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to this evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                                       Page
                                                                                      Number
                                                                                      ------
      (a) Documents filed as part of the report:
        (1) Reports of Independent Accountants ...................................      F-2
             Consolidated Balance Sheets as of December 31, 2001 and 2002 ........      F-4
             Consolidated Statements of Operations for the years ended
                December 31, 2000, 2001 and 2002 .................................      F-5
             Consolidated Statements of Changes in Stockholders' Equity for the
                years ended December 31, 2000, 2001 and 2002 .....................      F-6
             Consolidated Statements of Cash Flows for the years ended
                December 31, 2000,  2001 and 2002 ................................      F-8
             Notes to Consolidated Financial Statements ..........................      F-9
        (2) Financial Statement Schedule .........................................      S-1
             Report of Independent Accountants on Financial
                Statement Schedule................................................      S-1
        (3) Exhibits .............................................................

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

      4.2@@ Form of 5% Senior Secured Convertible Debenture of Visual Networks, Inc. due March 25, 2006 (filed as
                        Exhibit 99.2 to the Form 8-K).

      4.3@@ Form of Warrant of Visual Networks, Inc., dated March 25, 2002 (filed as Exhibit 99.4 to the Form 8-K).

      10.1*             1994 Stock Option Plan.

      10.2*             1997 Omnibus Stock Plan, as amended.

      10.2.1 Amendment No. 2 to the 1997 Omnibus Stock Plan. (related to Exhibit 10.2)

      10.3*             Amended and Restated 1997 Directors' Stock Option Plan.

      10.3.1 Amendment No. 2 to the 1997 Directors' Stock Option Plan. (related to Exhibit 10.3)

      10.4!!            2000 Stock Incentive Plan, as amended.

      10.4.1            Amendment No. 1 to the 2000 Stock Incentive Plan.
                        (related to Exhibit 10.4)

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

      10.37 OEM Software License Agreement between Cisco Systems, Inc. and the Company, dated December 3, 2002.

      10.37.1 Amendment No. 1 to the OEM Software License Agreement between Cisco and the Company, effective December 3, 2002 (relating to Exhibit 10.37).

      21.1****          List of subsidiaries of the Company.

      23.1              Consent of PricewaterhouseCoopers LLP.

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

(b) Reports on Form 8-K

      (1) The Company filed a Current Report on Form 8-K on November 20, 2002, announcing that the Company had taken additional cost reduction initiatives.

      (2) The Company filed a Current Report on Form 8-K on December 3, 2002, announcing a definitive agreement with Cisco.

(c) Exhibits

The exhibits required by this Item are listed under Item 15(a)(3).

(d) Financial Statement Schedules

The consolidated financial statement schedules required by the Item are listed under Item 15(a)(2).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rockville, Maryland, on the 25th day of March, 2003.

                                        VISUAL NETWORKS, INC.


                                        By: /s/ PETER J. MINIHANE
                                            ------------------------------------
                                                       Peter J. Minihane
                                            President, Chief Executive Officer
                                            and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the date indicated.

Each person whose signature appears below in so signing also makes, constitutes and appoints Peter J. Minihane and Nancy A. Spangler, and each of them acting alone, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this Report, with exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

              Signature                          Title                  Date
              ---------                          -----                  ----


      /s/  SCOTT E. STOUFFER            Chairman of the Board of        3/9/03
      ---------------------------       Directors
           Scott E. Stouffer


        /s/ TED MCCOURTNEY              Director                        3/1/03
      ---------------------------
            Ted McCourtney


        /s/ WILLIAM J. SMITH            Director                        3/4/03
      ---------------------------
            William J. Smith

                                 CERTIFICATIONS

I, Peter J. Minihane, certify that:

1. I have reviewed this annual report on Form 10-K of Visual Networks, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 25, 2003                           By: /s/ Peter J. Minihane
                                            ------------------------------------
                                            Name: Peter J. Minihane
                                            Title: President, Chief Executive
                                                     Officer and Director
                                                     (Principal Executive
                                                     Officer and Principal
                                                     Financial and Accounting
                                                     Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Reports of Independent Accountants ....................................      F-2
Consolidated Balance Sheets as of December 31, 2001 and 2002 ..........      F-4
Consolidated Statements of Operations for the years ended
  December 31, 2000, 2001 and 2002 ....................................      F-5
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
  for the years ended December 31, 2000, 2001 and 2002 ................      F-6
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 2001 and 2002 ....................................      F-8
Notes to Consolidated Financial Statements ............................      F-9
Financial Statement Schedule ..........................................      S-1
Report of Independent Accountants on Financial Statement Schedule .....      S-1

                        REPORT OF INDEPENDENT ACCOUNTANTS

To Board of Directors and
Stockholders of Visual Networks, Inc.:

      In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Visual Networks, Inc. and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, prior to the revision discussed in Note 1, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 27, 2002.

      As discussed above, the financial statements of the Company as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 1. In our opinion, the transitional disclosures for 2001 and 2000 in
Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.


PricewaterhouseCoopers LLP

March 21, 2003
McLean, Virginia

      This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company's filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K. In 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). As disclosed in Note 1, the Company has presented transitional disclosures for 2000 and 2001 required by SFAS No. 142. This change is not covered by this copy of the report of Arthur Andersen LLP and was audited by PricewaterhouseCoopers LLP as described in their report.

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


                                        ARTHUR ANDERSEN LLP

Vienna, Virginia
March 27, 2002

                              VISUAL NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                December 31,
                                                                          -----------------------
                                                                             2001          2002
                                                                          ---------     ---------
Assets
Current assets:
  Cash and cash equivalents ..........................................    $   5,921     $  12,708
  Restricted short-term investment ...................................        2,503         2,503
  Accounts receivable, net of allowance of $554 and $358,
     respectively ....................................................        7,488         7,647
  Inventory ..........................................................        5,768         3,393
  Other current assets ...............................................        1,161           259
                                                                          ---------     ---------
          Total current assets .......................................       22,841        26,510
Property and equipment, net ..........................................        6,061         3,481
Deferred debt issuance costs .........................................           --           768
                                                                          ---------     ---------
          Total assets ...............................................    $  28,902     $  30,759
                                                                          =========     =========

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable and accrued expenses ..............................    $  11,723     $   9,733
  Deferred revenue ...................................................       11,782         6,436
  Customer deposits ..................................................        3,588            --
  Line of credit .....................................................        1,663            --
  Current portion of long-term debt ..................................          661            --
                                                                          ---------     ---------
          Total current liabilities ..................................       29,417        16,169
Convertible debentures, net of unamortized debt discount of $2,537 ...           --         7,963
                                                                          ---------     ---------
          Total liabilities ..........................................       29,417        24,132
                                                                          ---------     ---------
Commitments and contingencies (Note 10)
Stockholders' equity (deficit):
  Common stock, $.01 par value; 200,000,000 shares
     authorized, 31,915,752 and 32,398,856 shares issued and
     outstanding, respectively .......................................          319           324
  Additional paid-in capital .........................................      473,132       474,719
  Warrants ...........................................................           --         2,087
  Deferred compensation ..............................................          (80)           (2)
  Accumulated other comprehensive income .............................           21            --
  Accumulated deficit ................................................     (473,907)     (470,501)
                                                                          ---------     ---------
          Total stockholders' equity (deficit) .......................         (515)        6,627
                                                                          ---------     ---------
          Total liabilities and stockholders' equity (deficit) .......    $  28,902     $  30,759
                                                                          =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                              VISUAL NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                 Years Ended December 31,
                                                           -----------------------------------
                                                              2000         2001         2002
                                                           ---------     --------     --------
Revenue:
  Hardware ............................................    $  65,500     $ 51,855     $ 42,062
  Software ............................................       10,130        6,249        6,857
  Support and services ................................       13,411       16,144       12,542
                                                           ---------     --------     --------
     Total revenue ....................................       89,041       74,248       61,461
                                                           ---------     --------     --------
Cost of revenue:
  Product .............................................       24,892       21,728       15,129
  Support and services ................................        7,623        7,703        2,076
                                                           ---------     --------     --------
     Total cost of revenue ............................       32,515       29,431       17,205
                                                           ---------     --------     --------
  Gross profit ........................................       56,526       44,817       44,256
                                                           ---------     --------     --------
Operating expenses:
  Research and development ............................       27,277       19,320       12,301
  Write-off of in-process research and development ....       39,000           --           --
  Sales and marketing .................................       41,907       33,484       20,541
  General and administrative ..........................       11,247        8,895        6,821
  Restructuring and impairment charges ................      335,810        9,328           --
  Amortization of goodwill and other intangibles ......       53,426          805           --
                                                           ---------     --------     --------
     Total operating expenses .........................      508,667       71,832       39,663
                                                           ---------     --------     --------
Income (loss) from operations .........................     (452,141)     (27,015)       4,593
Interest income (expense), net ........................        2,598          325       (1,187)
                                                           ---------     --------     --------
Income (loss) before income taxes .....................     (449,543)     (26,690)       3,406
Benefit (provision) for income taxes ..................       34,058         (272)          --
                                                           ---------     --------     --------
Net income (loss) .....................................    $(415,485)    $(26,962)    $  3,406
                                                           =========     ========     ========
Basic income (loss) per share .........................    $  (14.46)    $  (0.85)    $   0.11
                                                           =========     ========     ========
Diluted income (loss) per share .......................    $  (14.46)    $  (0.85)    $   0.11
                                                           =========     ========     ========
Basic weighted-average shares outstanding .............       28,733       31,585       32,139
                                                           =========     ========     ========
Diluted weighted-average shares outstanding ...........       28,733       31,585       32,434
                                                           =========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                              VISUAL NETWORKS, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        (in thousands, except share data)



                                                                                               Accumulated
                                         Common Stock     Additional                              Other
                                    --------------------   Paid-in               Deferred     Comprehensive  Accumulated
                                       Shares     Amount   Capital    Warrants  Compensation      Income       Deficit      Total
                                    -----------   ------  ----------  --------  ------------  -------------  -----------  ---------
Balance, December 31, 1999 .......   24,833,609   $ 248   $  90,169   $   --       $(705)          $ --       $ (31,460)  $  58,252
  Issuance of common stock,
    options and warrants
    in acquisition ...............    5,413,530      54     378,793       --          --             --              --     378,847
  Exercise of stock options and
    warrants .....................      866,366       9       3,173       --          --             --              --       3,182
  Issuance of common stock
    under employee stock
    purchase plan ................      182,878       2       1,047       --          --             --              --       1,049
  Deferred compensation
    adjustments ..................           --      --         (74)      --          74             --              --          --
  Amortization of deferred
    compensation .................           --      --          --       --         229             --              --         229
  Foreign currency translation
    adjustment ...................           --      --          --       --          --             11              --          11
  Net loss .......................           --      --          --       --          --             --        (415,485)   (415,485)
                                    -----------   -----   ---------   ------       -----           ----       ---------   ---------
Balance, December 31, 2000 .......   31,296,383     313     473,108       --        (402)            11        (446,945)     26,085
  Return of shares in settlement
    of indemnification claims
    related to acquisition .......     (134,000)     (1)       (989)      --          --             --              --        (990)
  Exercise of stock options and
    warrants .....................      435,091       4         520       --          --             --              --         524
  Issuance of common stock
    under employee stock
    purchase plan ................      337,675       3         746       --          --             --              --         749
  Repurchase of common stock .....      (19,397)     --         (11)      --          --             --              --         (11)
  Deferred compensation
    adjustments ..................           --      --        (242)      --         242             --              --          --
  Amortization of deferred
    compensation .................           --      --          --       --          80             --              --          80
  Foreign currency translation
    adjustment ...................           --      --          --       --          --             10              --          10
  Net loss .......................           --      --          --       --          --             --         (26,962)    (26,962)
                                    -----------   -----   ---------   ------       -----           ----       ---------   ---------
Balance, December 31, 2001 .......   31,915,752     319     473,132       --         (80)            21        (473,907)       (515)
  Exercise of stock options and
    warrants .....................       76,531       1         122       --          --             --              --         123
  Issuance of common stock
    under employee stock
    purchase plan ................      406,573       4         382       --          --             --              --         386
  Issuance of warrants with
    convertible debentures .......           --      --          --    2,087          --             --              --       2,087
  Beneficial conversion
    (see Note 3) .................           --      --       1,035       --          --             --              --       1,035
  Deferred compensation
    adjustments ..................           --      --          48       --         (48)            --              --          --
  Amortization of deferred
    compensation .................           --      --          --       --         126             --              --         126
  Foreign currency translation
    adjustment ...................           --      --          --       --          --            (21)             --         (21)
  Net income .....................           --      --          --       --          --             --           3,406       3,406
                                    -----------   -----   ---------   ------       -----           ----       ---------   ---------
Balance, December 31, 2002 .......   32,398,856   $ 324   $ 474,719   $2,087       $  (2)          $ --       $(470,501)  $   6,627
                                    ===========   =====   =========   ======       =====           ====       =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                              VISUAL NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 Years Ended December 31,
                                                                          -----------------------------------
                                                                            2000          2001         2002
                                                                          ---------     --------     --------
Cash Flows from Operating Activities:
Net income (loss) ....................................................    $(415,485)    $(26,962)    $  3,406
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization ......................................       59,666        5,657        3,656
  Write-off of purchased research and development ....................       39,000           --           --
  Non-cash restructuring and impairment charges ......................      329,910        8,203           --
  Deferred taxes .....................................................      (34,058)          --           --
  Non-cash interest expense ..........................................           --           --          761
  Translation gain from foreign subsidiary ...........................           --           --          (21)
  Changes in assets and liabilities--
     Accounts receivable .............................................        5,152          127         (159)
     Inventory .......................................................       (5,476)       7,706        2,375
     Other assets ....................................................         (113)       2,185          904
     Accounts payable and accrued expenses ...........................        8,312      (16,094)      (1,990)
     Deferred revenue ................................................       (3,834)      (4,155)      (5,346)
     Customer deposits ...............................................           --        3,588       (3,588)
                                                                          ---------     --------     --------
  Net cash used in operating activities ..............................      (16,926)     (19,745)          (2)
                                                                          ---------     --------     --------
Cash Flows from Investing Activities:
  Net (purchases) sales/maturities of short-term
     investments .....................................................       (3,145)       6,234           --
  Expenditures for property and equipment ............................       (7,623)        (692)        (951)
  Investment in joint venture ........................................         (797)          --           --
  Merger-related transaction costs, net of cash acquired .............      (10,234)          --           --
                                                                          ---------     --------     --------
  Net cash provided by (used in) investing activities ................      (21,799)       5,542         (951)
                                                                          ---------     --------     --------
Cash Flows from Financing Activities:
  Exercise of stock options and warrants and employee stock
     purchase plan, net of stock repurchases .........................        4,231        1,262          509
  Net borrowings (repayments) under credit agreements ................       (1,658)       2,039       (2,039)
  Principal payments on capital lease obligations ....................       (1,119)        (564)        (285)
  Proceeds from issuance of convertible debentures and warrants,
     net of issuance costs ...........................................           --           --        9,555
                                                                          ---------     --------     --------
  Net cash provided by financing activities ..........................        1,454        2,737        7,740
                                                                          ---------     --------     --------
Effect of exchange rate changes ......................................           11           18           --
                                                                          ---------     --------     --------
Net Increase (Decrease) in Cash and Cash Equivalents .................      (37,260)     (11,448)       6,787
Cash and Cash Equivalents, Beginning of Year .........................       54,629       17,369        5,921
                                                                          ---------     --------     --------
Cash and Cash Equivalents, End of Year ...............................    $  17,369     $  5,921     $ 12,708
                                                                          =========     ========     ========
Supplemental Cash Flow Information:
  Cash paid for income taxes .........................................    $       9     $     22     $     --
                                                                          =========     ========     ========
  Cash paid for interest .............................................    $     211     $    199     $    480
                                                                          =========     ========     ========
Supplemental Disclosure of Non-cash Investing and Financing
  Activities:
  Issuance of common stock, options and warrants in
     acquisition .....................................................    $ 378,847     $     --     $     --
                                                                          =========     ========     ========
  Return of shares in settlement of indemnification claims related
     to acquisition ..................................................    $      --     $   (990)    $     --
                                                                          =========     ========     ========

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

Risks and Other Important Factors

      The Company incurred net losses of $415.5 million and $27.0 million for the years ended December 31, 2000 and 2001, respectively. The deterioration of the operating results in 2000, excluding the effects of the impairment and restructuring charges and the write-off of in-process research and development ("IPR&D"), was due primarily to decreased revenue and increased operating expenses. In response to these results, the Company made significant reductions in operating expenses in 2000, 2001 and 2002 and returned to profitability in 2002 by generating net income of $3.4 million for the year ended December 31, 2002. Research and development expense, sales and marketing expense and general and administrative expense decreased from $80.4 million in 2000 to $61.7 million in 2001 to $39.7 million in 2002. However, revenue declined from $89.0 million in 2000 to $74.2 million in 2001 to $61.5 million in 2002. The Company's ability to generate operating income in the future is, in large part, dependent on its success in sustaining revenue and reducing operating expenses. Due to market conditions, competitive pressures, and other factors beyond its control, there can be no assurances that the Company will be able to adequately sustain revenue in the future. In the event that the anticipated cost reductions are not realized or revenue goals are not met, the Company may be required to further reduce its cost structure. There can be no assurance that the Company will remain profitable.

      The success of the Company is also dependent on its ability to generate adequate cash for operating and capital needs. The Company is relying on its existing cash and cash equivalents, together with future sales and the collection of the related accounts receivable to meet its future cash requirements. If cash provided by these sources is not sufficient to fund future operations, the Company will be required to further reduce its expenditures for operations or to seek additional capital through other means which may include the sale of assets, the sale of equity securities or additional borrowings. There can be no assurances that additional capital will be available, or available on terms that are reasonable or acceptable to the Company, particularly in light of our accumulated deficit position.

      Under the terms of the senior secured convertible debentures ("the Debentures") issued by the Company in March 2002 (see Note 3), a number of events could force early repayment of 115% of the outstanding principal plus accrued and unpaid interest owed under the Debentures. In addition, if the Company's earnings before interest, taxes, depreciation and amortization, less capital expenditures, for the year ended December 31, 2003 are less than $6.5 million, the Debenture holders may require that the Company prepay all or a portion of up to 100% of the outstanding principal amount of their Debentures, plus accrued interest. If the Company does not have sufficient cash to repay these amounts early and is required to do so, the Company may be required to seek additional capital through a sale of assets, sale of additional securities or through additional borrowings, none of which may be available on terms reasonably acceptable to the Company.

      The Company's operations are subject to certain other risks and uncertainties, including among others, its accumulated deficit, uncertainty about future profitability, substantial dilution if the Company is required to raise capital through the sale of equity, dependence on major service provider customers during a general economic downturn in the telecommunications industry, unanticipated delays from subcontract manufacturers, potential failure to comply with Nasdaq listing requirements, insufficient cash to repay the debenture holders if early repayment was required, successful incorporation of the Company's products into service providers' infrastructures, long sales cycles, changes in the market's acceptance of and demand for the Company's products, rapidly changing technology, current and potential competitors with greater financial, technological, production, and marketing resources, potential errors in the Company's products or services, dependence on sole and limited source suppliers, limited protection of intellectual property and proprietary rights, dependence on key management personnel, ability to recruit and retain employees, difficulties assimilating future acquisitions and uncertainty of future financial results.

Business Combinations and Basis of Presentation

      On May 24, 2000, Visual acquired Avesta Technologies, Inc. ("Avesta") in a merger transaction accounted for using the purchase method of accounting. Avesta was a provider of fault management and application performance monitoring software systems to enterprise customers (see Note 6). The results of operations of Avesta have been included in the accompanying consolidated statements of operations from the date of acquisition (hereafter, Visual and Avesta are collectively referred to as the "Company").

Principles of Consolidation

      The consolidated financial statements include the accounts of Visual Networks, Inc. and its wholly owned subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

      The Company considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains its cash and cash equivalents with high credit quality financial institutions. The Company did not have any cash equivalents as of December 31, 2001. The Company's cash equivalents consist of investments in a money market fund that invests in first-tier short-term debt securities primarily including commercial paper, bank obligations, U.S. government and agency obligations, corporate bonds and notes and repurchase agreements secured by first-tier securities as of December 31, 2002.

Investments

      Investments in marketable securities are classified as available-for-sale and are reported at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The fair values are based on quoted market prices. Unrealized gains and losses on marketable securities are reported in accumulated other comprehensive income. Realized gains and losses and declines in value determined to be any other than temporary, if any, on available-for-sale securities will be reported in other income and expense as incurred. The Company held a $2.5 million certificate of deposit securing a letter of credit issued to its contract manufacturer that was included as a restricted investment in the accompanying consolidated balance sheet as of December 31, 2001 and 2002. As of December 31, 2001 and 2002, unrealized gains and losses were not material.

      As of December 31, 2000, the Company had an investment in an entity accounted for using the equity method of accounting. The Company's investment represented a one-third ownership interest with the remaining two-thirds owned by a partner. The Company's investment represented less than a majority ownership interest but the Company had the ability to exercise significant influence over the entity. The entity was established as a distributor for the Visual Trinity product, but the Company did not have any sales to the entity. As a result of the Company's announcement to discontinue development and sales efforts on the Visual Trinity product, the Company wrote-off the remaining carrying value of $656,000 during the three months ended June 30, 2001 (see Note
7). During the fourth quarter of 2001, the Company completed a settlement agreement with the entity and other partner whereby the Company forfeited its ownership interest in the entity in exchange for a release of all claims the entity, the other partner and a related customer may have had against the Company. The write-off is included in the restructuring and impairment charge in the accompanying consolidated statement of operations for the year ended December 31, 2001.

      The Company also has an investment in an entity in which the Company exercises no control or significant influence. Such investment was accounted for under the cost method. The Company wrote-off the entire balance of approximately $3.7 million during the three months ended December 31, 2001. The write-off is included in the restructuring and impairment charge in the accompanying consolidated statement of operations for the year ended December 31, 2001. Subsequent to December 31, 2002, the Company reached an agreement with another shareholder in this entity to sell the Company's investment for approximately $450,000. The amount will be recorded as a gain on investment in the statement of operations for the three months ended March 31, 2003.

Inventory and Cost of Revenue

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

      Inventory is stated at the lower of average cost or market, with costs determined on the first-in, first-out basis, consists of the following (in thousands):

                                                December 31,
                                              ----------------
                                               2001      2002
                                              ------    ------
                  Raw materials ..........    $1,137    $1,339
                  Work-in-progress .......       238        66
                  Finished goods .........     4,393     1,988
                                              ------    ------
                      Total ..............    $5,768    $3,393
                                              ======    ======

      The Company records a provision for excess and obsolete inventory whenever such an impairment has been identified.

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

                                                             December 31,
                                                        ---------------------
                                                          2001         2002
                                                        --------     --------
            Equipment and software .................    $ 18,046     $ 12,112
            Furniture and fixtures .................       2,351        2,355
            Leasehold improvements .................       2,208        2,227
                                                        --------     --------
                 Total property and equipment ......      22,605       16,694
            Less-Accumulated depreciation ..........     (16,544)     (13,213)
                                                        --------     --------
                Total property and equipment, net ..    $  6,061     $  3,481
                                                        ========     ========

      The Company disposed of approximately $6.9 million in retired assets during 2002. The loss on disposal of these assets was insignificant.

Long-Lived Assets

      In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews its long-lived assets, including property and equipment, identifiable intangibles and goodwill, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If future estimated undiscounted net cash flows are more likely than not to be less than the carrying amount of the long-lived assets, then such assets are written down to their fair value. The Company recorded impairment charges of $3.3 million during 2001. The impairment charges related to the remaining acquired intangibles from the Avesta acquisition and resulted from the discontinuation of the Visual Trinity (see Notes 6 and 7). The impairment charges for the year ended December 31, 2001 are included in the restructuring and impairment charge in the accompanying consolidated statement of operations. There were no impairment charges recorded during the year ended December 31, 2002. The Company's estimates of anticipated revenue and profits and the remaining estimated lives of long-lived assets, could be reduced significantly in the future. As a result, the carrying amount of long-lived assets could be reduced in the future.

Goodwill and Acquired Intangible Assets - Adoption of Statement 142

      The Company recorded goodwill and acquired intangible assets related to the acquisition of Avesta in 2000 (see Note 6). Purchased intangible assets were carried at cost less accumulated amortization. Amortization was computed using the straight-line method over the economic lives of the respective assets, three to seven years. The Company recorded an impairment charge to write-off the remaining unamortized goodwill during the year ended December 31, 2000 and a second impairment charge to write-off the remaining unamortized acquired intangibles during the year ended December 31, 2001.

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires the amortization of goodwill to cease and remaining balances of goodwill to be periodically reviewed for impairment for fiscal years beginning after December 15, 2001. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets". The Company adopted the provisions of this standard during the year ended December 31, 2002.

      The following table presents the impact of SFAS No. 142 on net income
(loss) and earnings (loss) per share had SFAS No. 142 been in effect for the years ended December 31, 2000, 2001 and 2002 (in thousands):

                                                                              Years Ended December 31,
                                                                        ----------------------------------
                                                                           2000         2001        2002
                                                                        ---------     --------     -------
            Net income (loss) ......................................    $(415,485)    $(26,962)    $ 3,406
              Amortization of goodwill .............................       36,333           39          --
                                                                        ---------     --------     -------
            Adjusted net income (loss) .............................    $(379,152)    $(26,923)    $ 3,406
                                                                        =========     ========     =======
            Basic weighted-average shares outstanding ..............       28,733       31,585      32,139
                                                                        =========     ========     =======
            Diluted weighted-average shares outstanding ............       28,733       31,585      32,434
                                                                        =========     ========     =======
            Basic and diluted earnings (loss) per share ............    $  (14.46)    $  (0.85)    $  0.11
                                                                        =========     ========     =======
            Adjusted basic and diluted earnings (loss) per share ...    $  (13.20)    $  (0.85)    $  0.11
                                                                        =========     ========     =======

Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following (in thousands):

                                                  December 31,
                                                -----------------
                                                  2001      2002
                                                -------    ------
                  Accounts payable .........    $ 2,644    $3,429
                  Accrued compensation .....      1,794     1,223
                  Accrued restructuring ....      1,421       580
                  Other accrued expenses ...      5,864     4,501
                                                -------    ------
                      Total ................    $11,723    $9,733
                                                =======    ======

Revenue Recognition

      The Company's network performance management products and services include hardware, software, professional services and technical support. In 2001, the Company also provided benchmark services. Benchmark services, professional services and technical support revenues are reported as service revenue in the accompanying consolidated statements of operations. The Company recognizes revenue from the sale or license of its products in accordance with SOP No. 97-2, "Software Revenue Recognition" and SAB No. 101, "Revenue Recognition and Financial Statements," which summarizes existing accounting literature and requires that four criteria be met prior to the recognition of revenue. The accounting policies regarding revenue recognition are written to comply with the following criteria: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is probable. The third and fourth criteria may require the Company to make significant judgments or estimates.

      To determine if a fee is fixed or determinable, the Company evaluates rights of return, customer acceptance rights, if applicable, and multiple-element arrangements of products and services to determine the impact on revenue recognition. The Company's agreements generally have not included rights of return except in certain reseller relationships that include stock rotation rights. If offered, rights of return only apply to hardware. If an agreement provides for a right of return, the Company typically recognizes revenue when the right has expired or the product has been resold by the master distributor. If the Company has sufficient historical information to allow it to make an estimate of returns in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists," the Company defers an estimate for such returns and recognizes the remainder at the date of shipment. If an agreement provides for evaluation or customer acceptance, the Company recognizes revenue upon the completion of the evaluation process, acceptance of the product by the customer and completion of all other criteria. Most of the Company's sales are multiple-element arrangements and include hardware, software, and technical support. The Company's software sales sometimes include professional services for implementation but these services are not a significant source of the Company's revenue. Training is also offered but is not a significant source of the Company's revenue. Revenue from multiple-element arrangements is recognized using the residual method whereby the fair value of any undelivered elements, such as customer support and services, is deferred and any residual value is allocated to the software and recognized as revenue upon delivery. The fair values of any undelivered elements, typically professional services, technical support and training, have been determined based on the Company's specific objective evidence of fair value, which is based on the price that the Company charges customers when the element is sold separately.

      The Company's maintenance contracts require it to provide technical support and unspecified software updates to customers on a when and if available basis. The Company recognizes customer support revenue, including support revenue that is bundled with product sales, ratably over the term of the contract period, which generally ranges from one to three years. The Company recognizes revenue from services when the services are performed. Subscription fees for the Company's benchmark reports are recognized upon delivery of the reports. The remaining subscription fees will be complete in May 2003 when the final contract under which the Company is obligated to provide service will be complete.

      The Company sells its products directly to service providers, through indirect channels and to end-user customers. Certain reseller customers have stock rotation rights, under which the customer can exchange previously purchased products for other products of equal or greater cost, subject to certain limitations, based on their end-user customers' requirements. The Company recognizes revenue under these arrangements once the stock rotation right expires or the product has been resold by the master distributor.

      The Company also examines the specific facts and circumstances of all sales arrangements with payment terms extending beyond its normal payment terms to make a determination of whether the sales price is fixed or determinable and whether collectibility is probable. Payment terms are not tied to milestone deliverables or customer acceptance. The evaluation of the impact on revenue recognition, if any, includes the Company's history with its customers and the specific facts of each arrangement. It is generally not the Company's practice to offer payment terms that differ from its normal payment terms, and the Company has not written off any accounts receivable related to extended payment term arrangements.

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

      In May 2001, the Company announced the discontinuation of the Visual Trinity product, the primary product acquired with Avesta, and stopped all development efforts. The Company provided technical support for the Visual Trinity product through September 2002 and has no remaining technical support obligations to the Visual Trinity customers. As a result, revenue related to this product subsequent to May 2001 consisted primarily of technical support revenue, all of which was recognized over the terms of the relevant agreements.

      In June 2001, the Company announced the sale of the Visual Internet Benchmark service. The Company will continue to recognize revenue from the Visual Internet Benchmark service for existing contracts, under which the Company is still required to perform services through May 2003, most of which is currently in deferred revenue. The Company receives royalty payments from the purchaser of the Visual Internet Benchmark service on new contracts, which are included in support and services revenue in the accompanying statement of operations for the year ended December 31, 2002.

      In 2002, the remaining customer for the CellTracer product, Network Associates, placed what they indicated would be final orders. Also, in 2002, the Company continued to evaluate the future of the Visual eWatcher and CellTracer products. In their current form, neither product produced significant revenue for the year ended December 31, 2002. The Company believes that the technology of both products may be useful to other products in the future and the Company is exploring alternatives for these technologies. However, the Company decided not to focus its development or sales efforts on these products in 2003.

Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company generally sells its products to large telecommunications and Internet service provider companies primarily in the United States of America. The Company grants credit terms without collateral to its customers and, prior to the bankruptcy of one of the Company's significant customers during the year ended December 31, 2002 as described below, has not experienced any significant credit related losses. Accounts receivable include allowances to record receivables at their estimated net realizable value. As of December 31, 2001, three customers individually represented 24%, 17% and 15% of accounts receivable. As of December 31, 2002, three customers individually represented 45%, 15% and 10% of accounts receivable.

      A significant customer of the Company, WorldCom, filed for bankruptcy on July 21, 2002. Sales to WorldCom represented approximately $6.3 million in revenue for the year ended December 31, 2002. The Company wrote off approximately $0.7 million of accounts receivables due from WorldCom against the allowance for bad debts during 2002. Any future recoveries of these written-off receivables will be recorded when and if they are received. Subsequent to December 31, 2002, we entered into an agreement to sell these previously written-off receivables to an unrelated third party for approximately $0.3 million. The Company anticipates that this cash will be collected and recorded as a reduction of bad debt expense during 2003.

      Due to the relationship that the Company has with WorldCom and its customers, the Company is continuing to sell products to WorldCom during its bankruptcy. The Company has taken steps to limit its financial exposure. In July 2002, the Company signed an agreement (the "July Agreement") with WorldCom that established new terms and conditions under which the Company shipped products to WorldCom during the initial weeks of WorldCom's bankruptcy. After WorldCom demonstrated timely payment of the related invoices, the Company entered into a subsequent amendment (the "August Amendment") that changed WorldCom's payment terms to substantially those that existed prior to the bankruptcy filing. WorldCom complied with the terms of the July Agreement and August Amendment during the year ended December 31, 2002 and continues to be in compliance as of March 21, 2003.

Warranty

      The Company warrants its hardware products for periods of up to five years. The Company estimates its warranty obligation at the end of each period and charges changes to the liability to cost of revenue in the respective period. Such estimates are based on actual warranty cost experience.

      In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires the accounting for and disclosure of guarantees and clarifies the requirements of FASB No. 5, "Accounting for Contingencies." The disclosure requirements of this interpretation are effective for periods ending after December 15, 2002 and accounting for guarantees is required for periods beginning after December 15, 2002. Accordingly, the Company adopted the disclosure requirements of FIN 45 for the year ended December 31, 2002 and the accounting requirements will be adopted for the quarter ended March 31, 2003. The Company does not believe that FIN 45 will have a material effect on the Company's financial position or results of operations.

      The following is a summary of the change in the company's accrued warranty during the year ended December 31, 2002 (in thousands):

            Balance as of December 31, 2001 .....    $ 441
            Provisions for warranty .............      153
            Settlements made ....................     (192)
                                                     -----
            Balance as of December 31, 2002 .....    $ 402
                                                     =====

Research and Development

      Research and development costs are expensed as incurred.

      The Company accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs incurred prior to establishment of technological feasibility are expensed as incurred and reflected as research and development costs in the accompanying consolidated statements of operations. For the years ended December 31, 2000, 2001 and 2002, the Company did not capitalize any costs related to software development. During these periods, the time between the establishment of technological feasibility and general release of products was very short. Consequently, costs otherwise capitalizable after technological feasibility were expensed as they were immaterial.

Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

Fair Value of Financial Instruments

      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, cannot be realized in immediate settlement of the instrument. The carrying values of the Company's current assets and current liabilities approximate fair value because of the relatively short maturities of these instruments. The fair value of the Company's long-term debt, which was comprised of the convertible debentures issued in March 2002 (see Note 3), is estimated using a discounted cash flow analysis based on the Company's borrowing cost for similar instruments. The Company estimates that as of December 31, 2002, the fair value of its long-term debt did not differ materially from its carrying value.

Comprehensive Income

      The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," which establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments and the unrealized gains and losses on marketable securities to be included in other comprehensive income. Because the Company has not had any significant components of other comprehensive income, the reported net income (loss) does not differ materially from comprehensive income (loss) for the years ended December 31, 2000, 2001 and 2002.

Segment Reporting and Significant Customers

      SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. Management has concluded that the Company's operations occur in one segment only based upon the information used by management in evaluating the performance of the business. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The revenue and assets of the Company's foreign subsidiaries have not been significant. For the year ended December 31, 2000, three customers individually represented 20%, 18% and 14% of revenue. For the year ended December 31, 2001, three customers individually represented 29%, 14% and 10% of revenue. For the year ended December 31, 2002, four customers individually represented 34%, 11%, 10% and 10% of revenue. The agreements with the Company's significant customers do not obligate these customers to make any minimum purchases from the Company.

      The following table presents the Company's revenue by product (in thousands):

                                                                    Years Ended December 31,
                                                                  -----------------------------
                                                                    2000       2001       2002
                                                                  -------    -------    -------
                  Visual UpTime ..............................    $59,754    $55,557    $49,797
                  Visual IP InSight ..........................      9,466      8,095      7,477
                                                                  -------    -------    -------
                           Continuing product revenue ........     69,220     63,652     57,274
                                                                  -------    -------    -------
                  Visual Internet Benchmark ..................      4,607      4,025        814
                  Visual Trinity and eWatcher ................      7,268      3,591        699
                  CellTracer .................................      7,946      2,980      2,232
                                                                  -------    -------    -------
                            Discontinued product revenue .....     19,821     10,596      3,745
                                                                  -------    -------    -------
                            Royalties ........................         --         --        442
                                                                  -------    -------    -------
                            Total revenue ....................    $89,041    $74,248    $61,461
                                                                  =======    =======    =======

Basic and Diluted Earnings (Loss) Per Share

      SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.

      Diluted earnings (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options and warrants to purchase 3,121,313 and 8,613,245 shares of common stock that were outstanding at December 31, 2000 and December 31, 2001, respectively, were not included in the computation of diluted loss per share as their effect would be anti-dilutive. The treasury stock effect of options and warrants to purchase 8,097,086 shares of common stock that were outstanding at December 31, 2002 are included in the computation of diluted loss per share for the year ended December 31, 2002. The effect of the convertible debentures issued in March 2002 (see Note 3) that are convertible into 2,986,093 shares of common stock has not been included in the computation of diluted earnings per share for the year ended December 31, 2002 as their effect would be anti-dilutive.

      The following details the computation of the earnings (loss) per share (in thousands, except per share data):

                                                                             Years Ended December 31,
                                                                        ----------------------------------
                                                                           2000         2001        2002
                                                                        ---------     --------     -------
                  Net income (loss) ................................    $(415,485)    $(26,962)    $ 3,406
                                                                        =========     ========     =======
                  Weighted-average share calculation:
                  Basic weighted-average shares outstanding:
                    Average number of shares of common stock
                       outstanding .................................       28,733       31,585      32,139
                  Diluted weighted-average shares outstanding:
                    Treasury stock effect of options and
                       warrants ....................................           --           --         295
                                                                        ---------     --------     -------
                  Diluted weighted-average shares outstanding ......       28,733       31,585      32,434
                                                                        =========     ========     =======
                  Earnings (loss) per common share:
                    Basic earnings (loss) per share ................    $  (14.46)    $  (0.85)    $  0.11
                                                                        =========     ========     =======
                    Diluted earnings (loss) per share ..............    $  (14.46)    $  (0.85)    $  0.11
                                                                        =========     ========     =======

Other New Accounting Pronouncements

      In August 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." It addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date of an entity's commitment to an exit plan. The new standard is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not believe that SFAS No. 146 will have a material effect on the Company's financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." It provides additional transition guidance for those companies that elect to voluntarily adopt the accounting provisions of SFAS No. 123. SFAS No. 148 does not change the provisions of SFAS No. 123 that allow companies to continue to apply the intrinsic value method of APB No. 25. The new standard is effective for fiscal years beginning after December 15, 2002, with early adoption permitted. The standard also contains interim disclosure provisions that are effective for the first interim period beginning after December 15, 2002. The Company currently accounts for stock-based compensation under APB 25 and does not plan to adopt the provisions of SFAS No. 123. However, there are additional disclosure requirements of SFAS No. 148 that will affect the disclosures of the Company beginning with the interim period ended March 31, 2003.

2. Credit Agreements and Long-Term Debt:

      During 2001 through March 2002, the Company maintained a credit facility, as amended, that included an accounts receivable-based arrangement providing for borrowings up to the lesser of $10.0 million or 80% of eligible accounts receivable (as defined in the credit facility and determined by the bank). The bank credit facility included an equipment financing arrangement. During the six months ended September 30, 2001, the Company borrowed approximately $0.5 million that was to be repaid over 36 months under the equipment financing facility, of which $0.4 million was outstanding as of December 31, 2001. As of December 31, 2001, the Company also had approximately $1.7 million of borrowings outstanding at an interest rate of 6.75% under the accounts receivable-based arrangement. In connection with the issuance of the convertible debentures (see Note 3), the Company repaid the outstanding balance of the credit facility, and the related loan agreements were terminated. As a result, the borrowings under the accounts receivable-based and equipment financing arrangements were classified as current in the accompanying consolidated balance sheet as of December 31, 2001.

      In December 2000, the bank issued a standby letter of credit, as amended, in favor of the Company's contract manufacturer, that expires on September 30, 2003 (the original expiration date was March 31, 2002) in the amount of $2.5 million. The Company secured the letter of credit with a pledge of a certificate of deposit in the amount of $2.5 million that expires on May 31, 2003, as amended, which is recorded as a restricted short-term investment in the accompanying consolidated balance sheets as of December 31, 2001 and 2002.

3. Convertible Debentures:

      In March 2002, the Company issued senior secured convertible debentures in the aggregate amount of $10.5 million in a private placement. The Debentures are due March 25, 2006, are payable in common stock or cash, at the Company's option provided certain conditions are satisfied, and bear interest at an annual rate of 5% payable quarterly in common stock or cash, at the Company's option, provided certain conditions are satisfied. The Debentures are secured by a first priority lien on substantially all of the Company's assets, which is to be released based on the achievement, as documented in this annual report, of certain financial goals. The Debentures may be converted initially into 2,986,093 shares of the Company's common stock at the option of the holders at a price of $3.5163 per share, subject to certain adjustments. The conversion price of the Debentures will adjust if the Company issues additional shares of common stock or instruments convertible into common stock at a price that is less than the then-effective conversion price of the Debentures. The Company has the right to require the holders to convert their Debentures into common stock if the closing price of the Company's common stock exceeds 175% of the conversion price for 20 consecutive days after September 26, 2003.

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

      o failure by the Company to timely file its 2003 annual report on Form 10-K; and

      o certain other failures by the Company to perform obligations under the Debenture agreement and/or the related agreements.

      In addition, the Debentures include certain financial covenants related to 2002 and 2003. The Company met the financial covenant for 2002. If the Company's earnings before interest, taxes, depreciation and amortization, less capital expenditures, for the year ended December 31, 2003 are less than $6.5 million, the Debenture holders may require that the Company prepay all or a portion of up to 100% of the outstanding principal amount of their Debentures, plus accrued interest. The redemption may be made in common stock or cash at the Company's option provided certain conditions are satisfied.

      If the Company does not have sufficient cash to repay these amounts and is required to do so due to the occurrence of a triggering or other event, the Company may be required to seek additional capital through a sale of assets, sale of additional securities or through additional borrowings, none of which may be available on terms reasonably acceptable to the Company.

      The aggregate amount of the Debentures, $10.5 million, is included in the accompanying balance sheet as of December 31, 2002, net of unamortized debt discount of approximately $2.5 million. The net amount represents the fair market value after allocating the proceeds to the various additional components of the debt. Approximately $2.1 million in proceeds from the Debentures were allocated to the value of the warrants. The fair value of the warrants was determined using the Black-Scholes valuation model with the following assumptions: no dividend yield, expected volatility of 129%, risk-free interest rate of 4.85% and a term of five years. Approximately $0.3 million in proceeds from the Debentures was allocated to the value of the Preferred Stock Rights as determined by an appraisal. On the date of issuance of the Debentures, the conversion price of the Debentures, after taking into consideration the allocation of proceeds to the warrants and Preferred Stock Rights, was less than the quoted market price of the Company's common stock. Accordingly, approximately $1.0 million in proceeds from the Debentures was allocated to additional paid-in capital to recognize this beneficial conversion feature. The discount on the Debentures resulting from the allocation of proceeds to the value of the warrants, Preferred Stock Rights and beneficial conversion is being amortized as a charge to interest expense over the four-year period until the Debentures become due in March 2006.

4. Stockholders' Equity:

1999 Employee Stock Purchase Plan

      In May 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "1999 Purchase Plan"), which, as amended, provides for the issuance of a maximum of 2,150,000 shares of common stock pursuant to options granted to participating employees. All employees of the Company, except employees who own 5% or more of the Company's common stock, whose customary employment is more than 20 hours per week and more than five months in any calendar year are eligible to participate in the 1999 Purchase Plan. To participate, an employee must authorize the Company to deduct an amount, subject to certain limitations, from his or her pay during defined six-month periods ("Option Periods"). Option Periods begin on November 1 and May 1 of each year. In no case will an employee be entitled to purchase more than the number of whole shares determined by dividing $12,500 by the fair market value of the common stock on the first day of the Option Period. The purchase price for each share of common stock purchased pursuant to an option is 85% of the closing price of the common stock on either the first or last trading day of the applicable Option Period, whichever price is lower. The Company issued 182,878, 337,675 and 406,573 shares of common stock pursuant to the provisions of the 1999 Purchase Plan during 2000, 2001 and 2002, respectively.

5. Stock Options:

Employee Stock Option Plans

      As of December 31, 2002, the Company was authorized to grant options to purchase 3,488,067 shares of common stock pursuant to its employee stock option plans (the "Option Plans"). The Option Plans provide for grants of options to employees, consultants, and directors of the Company. The Option Plans provide for the granting of both incentive stock options and non-statutory options. The Option Plans are administered by the Compensation Committee of the Board of Directors, which has sole discretion and authority, consistent with the provisions of the Option Plans, to determine which eligible participants will receive options, when options will be granted, the terms of options granted, and the number of shares that will be subject to options granted under the Option Plans.

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

      Under the terms of the Director Plan, upon a member's initial election or appointment to the Board of Directors, such member was granted options to purchase 24,000 shares of common stock, vesting over four years, with options to purchase 6,000 shares vesting at the first anniversary of the grant and options to purchase the remaining 18,000 shares vesting thereafter, in 36 equal monthly installments (the "Initial Options"). Annual options to purchase 6,000 shares of common stock (the "Annual Options") were granted to each Eligible Director on the date of each annual meeting of stockholders. Annual Options vest at the rate of one-twelfth of the total grant per month, and vest in full at the earlier of
(i) the first anniversary of the date of the grant or (ii) the date of the next annual meeting of stockholders. The exercise price of options granted under the Director Plan has been equal to the fair market value per share of the common stock on the date of grant. In January 2003, the Board of Directors amended the Director Plan to discontinue the automatic grant of Initial and Annual Options under the Director Plan. Instead, members of the Board of Directors will receive options to purchase 100,000 shares of common stock upon initial election or appointment and options to purchase 25,000 shares of common stock at each annual meeting under the Option Plans.

      A summary of the Company's stock option activity is presented below:

                                                               Option Price          Weighted-Average
                                              Options            Per Share            Exercise Price
                                            ------------   ----------------------    ---------------
Options outstanding at December 31, 1999     3,953,444     $ 0.03    --    $59.00         $21.41
  Granted ..............................     7,248,440       0.40    --     63.06          12.93
  Canceled .............................    (7,647,979)      0.29    --     54.45          18.64
  Exercised ............................      (636,326)      0.07    --     32.25           4.49
                                            ----------     ----------------------         ------
Options outstanding at December 31, 2000     2,917,579       0.03    --     63.06          11.49
  Granted ..............................     8,363,039       1.85    --      7.42           4.19
  Canceled .............................    (2,373,510)      0.19    --     63.06          10.89
  Exercised ............................      (435,091)      0.19    --      3.00           1.23
                                            ----------     ----------------------         ------
Options outstanding at December 31, 2001     8,472,017       0.07    --     59.00           4.88
  Granted ..............................     1,473,061       0.65    --      4.37           1.28
  Canceled .............................    (2,732,494)      0.40    --     54.45           4.01
  Exercised ............................       (76,531)      0.07    --      4.45           1.46
                                            ----------     ----------------------         ------
Options outstanding at December 31, 2002     7,136,053     $ 0.19    --    $38.75         $ 4.39
                                            ==========     ======================         ======

      As of December 31, 2002 options to purchase 3,997,330 shares of common stock were exercisable with a weighted-average exercise price of $5.60. The weighted-average remaining contractual life and weighted-average exercise price of options outstanding at December 31, 2002, for selected exercise price ranges are as follows:

                                              Options Outstanding                        Options Exercisable
                                -------------------------------------------------   -------------------------------
                                                   Weighted-
                                                    Average          Weighted-                        Weighted-
                                 Number of         Remaining          Average        Number of         Average
Range of Exercise Prices          Options      Contractual Life    Exercise Price     Options       Exercise Price
------------------------        -----------    ----------------    --------------    ---------      --------------
$  0.19  --  $  0.19                 7,069            3.05            $   0.19           7,069         $   0.19
   0.29  --     0.97               999,446            9.47                0.94         143,340             0.90
   1.07  --     1.75               374,769            7.56                1.41         176,621             1.58
   1.90  --     1.90               954,760            8.79                1.90         410,707             1.90
   3.00  --     3.90               543,987            7.76                3.31         321,220             3.31
   3.92  --     3.92             1,028,650            8.34                3.92         648,518             3.92
   3.94  --     4.09               768,285            8.42                4.03         458,839             4.03
   4.19  --     4.69               929,913            8.44                4.47         640,232             4.44
   4.72  --     6.66             1,063,237            8.40                6.02         759,543             6.10
   6.70  --    38.75               465,937            6.37               18.43         431,241            19.20
--------------------             ---------            ----            --------       ---------         --------
$  0.19  --  $ 38.75             7,136,053            8.37            $   4.39       3,997,330         $   5.60
====================             =========            ====            ========       =========         ========

      In October 2000, the Company offered each employee an opportunity to cancel certain stock options (the "Option Trade-In") in exchange for the right to receive a future stock option grant for the same number of shares six months and one day from the date of cancellation with a strike price equal to the market price on the new date of grant. Options to purchase 5,382,588 shares were cancelled in 2000 pursuant to the Option Trade-In. Options to purchase 5,303,984 shares were granted in 2001 pursuant to the Option Trade-In. The new options vested 20% on the grant date, with the remaining 80% vests monthly over 36 months. The Company granted the stock options as a combination of incentive options and non-statutory options consistent with the proportion of options that were cancelled.

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" that defines a "fair value based method" of accounting for stock-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Prior to the issuance of SFAS No. 123, stock-based compensation was accounted for under the "intrinsic value method" as defined by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation is the excess, if any, of the market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

      SFAS No. 123 allows an entity to continue to use the intrinsic value method. However, entities electing the accounting in APB Opinion No. 25 must make pro forma disclosures as if the fair value based method of accounting had been applied. The Company applies APB Opinion No.

25, the Company recorded deferred compensation of approximately $291,000 and $100,000 related to stock option grants in 1999 and 2002. The Company amortized approximately $229,000, $80,000 and $126,000 of deferred compensation in the years ended December 31, 2000, 2001 and 2002, respectively. During 2001 and 2002, deferred compensation was reduced by $242,000 and $52,000, respectively, for cancelled options resulting from workforce reductions.

      If compensation expense had been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have decreased or increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                          Years Ended December 31,
                                                      ------------------------------
                                                         2000       2001       2002
                                                      ---------   --------   -------
Net income (loss), as reported                        $(415,485)  $(26,962)  $ 3,406
Add: Stock-based employee compensation
  expense included in reported net income                   229         80       126
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards                                        (20,538)   (45,123)   (7,475)
                                                      ----------  ---------  -------
Pro forma net income (loss)                           $(435,794)  $(72,005)  $(3,943)
                                                      ==========  =========  =======

Earnings (loss) per share:
  Basic: as reported                                  $  (14.46)  $  (0.85)  $  0.11
                                                      ==========  =========  =======
  Basic: pro forma                                    $  (15.17)  $  (2.28)  $ (0.12)
                                                      ==========  =========  =======

  Diluted: as reported                                $  (14.46)  $  (0.85)  $  0.11
                                                      ==========  =========  =======
  Diluted: pro forma                                  $  (15.17)  $  (2.28)  $ (0.12)
                                                      ==========  =========  =======

      The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the years ended December 31, 2000, 2001 and 2002: no dividend yield, expected volatility from 100% to 120%, risk-free interest rates from 3.8% to 6.2% and an expected term of 5 years.

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

      The aggregate purchase price was determined as follows (in thousands):

               Fair value of common stock.........     $  315,790
               Fair value of options and warrants.         62,067
               Transaction costs and other........         14,874
                                                       ----------
                         Total....................     $  392,731
                                                       ==========

      The merger resulted in an allocation of purchase price to the net tangible and intangible assets of Avesta, as well as a write-off of the portion of the purchase price allocated to IPR&D. Visual has allocated the purchase price based upon the fair values of the assets and the liabilities acquired and allocated the purchase price accordingly.

      The purchase price has been allocated as follows (in thousands):

                Completed technology................    $   125,302
                In-process technology...............         39,000
                Assembled workforce.................          3,885
                Trademarks/tradenames...............         18,455
                Goodwill............................        238,723
                Net tangible assets.................          1,424
                Deferred tax liability..............        (34,058)
                                                        -----------
                          Total.....................    $   392,731
                                                        ===========

      Of the total purchase price, $39.0 million was allocated to in-process technology, which represented research and development projects of Avesta that had not reached technological feasibility as of the date of the acquisition and that had no alternative future use in research and development activities or otherwise. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as interpreted by the FASB Interpretation No. 4, amounts assigned to IPR&D meeting the above criteria must be charged to expense at the date of consummation of the purchase business combination. As a result, the Company recorded an expense of $39.0 million during the year ended December 31, 2000. The Company valued the acquired IPR&D based upon an independent appraisal of the projects under development, which were related to future releases of the Trinity, eWatcher and other products. The values of the IPR&D projects were determined by estimating the future cash flows from the projects, once commercially feasible, discounting the net cash flows back to their present values and then applying a percentage of completion to the calculated values to reflect the uncertainty of technical success of the projects. The rates used to discount the net cash flows to their present values were based on Avesta's weighted average cost of capital. The percentage of completion was based on management's estimates of the amount of resources spent to date and on the expected use of future resources.

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

      The pro forma information presented below (in thousands, except per share data) reflects the Avesta acquisition as if it had occurred on January 1, 2000 but excludes the write-off of purchased research and development and the impairment charge of $328.8 million (see Note 7). These results are not necessarily indicative of future operating results or those that would have occurred had the merger been consummated on that date.

           Pro forma net revenue......................     $   94,851
           Pro forma net loss.........................        (92,944)
           Pro forma basic and diluted loss per share.     $    (3.02)

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

      In the second quarter of 2001, the Company reversed $723,000 of this restructuring charge resulting primarily from lower than estimated costs related to facility closures. In the second quarter of 2001, the Company announced a plan to discontinue development and sales efforts on the Visual Trinity product. As a result, the Company reduced its workforce by approximately 50 employees and closed the New York, New York facility. The Company recorded a $3.9 million restructuring charge that consisted of $1.4 million in employee termination costs including severance and other benefits, $1.3 million related to leases and other contractual obligations and the write-off of a $656,000 investment (see
Note 1) and $487,000 in leasehold improvements and related assets. In October 2001, the Company announced a plan for an additional reduction in workforce of approximately 40 employees to further reduce operating expenses and recorded a restructuring charge of $385,000 for severance and other benefits. During the fourth quarter of 2001, the Company reversed $1.2 million of the restructuring charge recorded in the second quarter of 2001 due to lower than estimated facility closure costs and other contractual obligations. There were no restructuring or impairment charges in 2002. Costs associated with the workforce reductions of approximately 60 people in 2002 were charged to operating expenses as incurred.

      The Company recorded approximately $386.4 million in goodwill and other intangibles, excluding purchased research and development, related to the acquisition of Avesta. During the third and fourth quarters of 2000, the Company's results of operations deteriorated. In particular, revenue decreased significantly while operating expenses increased. The revenue decreases were due to lower than expected revenue related to the Avesta products as well as decreases in the revenue provided by the Company's other products. The addition of the Avesta products and markets did not result in the revenue growth anticipated at the time of the acquisition. Despite the lower than anticipated revenue, the Company's operating expenses increased significantly in the corresponding periods, due in large part, to the addition of the Avesta operations. In response to these trends, the Company initiated a restructuring plan in the fourth quarter of 2000 to realign its product portfolio and streamline its operations. Due to the significance of these developments, management performed an evaluation of the recoverability of its long-lived assets, including those related to the Avesta acquisition, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Based upon this evaluation, the Company concluded that the goodwill and other intangible assets related to the Avesta acquisition were impaired. This conclusion was based upon the Company's revised estimate of the undiscounted cash flows expected to be derived from the Avesta operations. The estimate of such cash flows was substantially less than the carrying values of the related long-lived assets. As a result, the Company recorded an impairment charge of $328.8 million in the fourth quarter of 2000. This charge included $203.2 million related to goodwill, which represented the entire remaining unamortized balance, and $125.6 million related to the other acquired intangibles including the completed technology, the assembled workforce and the trademarks/tradenames. The fair values of the remaining Avesta long-lived assets were determined based upon the estimated discounted cash flows to be derived from the Avesta operations. The discount rate used was based upon an assessment of the risks associated with these cash flows.

      Due to the discontinuation of the Visual Trinity product in the second quarter of 2001 and the Company's decision to combine certain functionality of the Visual eWatcher product with the Visual IP InSight product in the fourth quarter of 2001, management performed an evaluation of the recoverability of its remaining long-lived assets related to the Avesta acquisition in accordance with SFAS No. 121. Based upon these evaluations, the Company concluded that these intangible assets were impaired as Visual Trinity and Visual eWatcher were the only products acquired with Avesta. The conclusion was based upon the Company's revised estimate of the undiscounted cash flows expected to be derived from the remaining Avesta operations. The estimate of such cash flows was substantially less than the carrying values of the related long-lived assets. As a result, the Company recorded impairment charges of $3.1 million in the second quarter of 2001 and $197,000 in the fourth quarter of 2001.

8. Employee Benefit Plans:

      Effective January 1, 1996, the Company adopted a defined contribution plan (the "Visual 401(k) Plan"), available to all eligible full-time employees upon employment. Employee contributions are voluntary and are determined on an individual basis with a maximum annual amount equal to 60% of compensation paid during the plan year, not to exceed the annual Internal Revenue Service contribution limitations. All participants are fully vested in their contributions. There have been no employer contributions under the Visual 401(k) Plan. The Company had additional 401(k) plans obtained through acquisitions. During 2002, the Company merged all of the acquired plans into the Visual 401(k) Plan. There were no employer contributions to these plans during the three years ended December 31, 2002.

9. Income Taxes:

      The components of the provision (benefit) for income taxes consist of the following for the years ended December 31, 2000, 2001 and 2002 (in thousands):

                                                            Years Ended
                                                            December 31,
                                                -----------------------------------
                                                    2000        2001         2002
                                                ----------  ----------   ----------
Current...................................      $   (9,585) $      272   $       --
Deferred..................................         (24,473)         --           --
                                                ----------  ----------   ----------
        Income tax provision (benefit)....      $  (34,058) $      272   $       --
                                                ==========  ==========   ==========

      The provision for income taxes results in an effective rate that differs from the Federal statutory rate as follows for the years ended December 31, 2000, 2001 and 2002:

                                                        Years Ended
                                                       December 31,
                                                ---------------------------
                                                 2000      2001       2002
                                                ------    ------     ------
Statutory federal income tax rate.........       (35)%     (35)%       35%
Effect of graduated rates.................         1         1         (1)
State income taxes, net of federal benefit        (4)       (3)         4
Net operating loss carryforward...........        --        --         --
Non-deductible expenses...................        21         6          3
Tax credits...............................        --        --        (13)
Change in valuation allowance.............         9        32        (28)
                                                  --        --        ---
          Total effective rate............        (8)%       1%        --%
                                                  ==        ==        ===

      The components of the Company's net deferred tax asset (liability) are as follows (in thousands):

                                                             December 31,
                                                        ----------------------
                                                           2001         2002
                                                        ---------    ---------
 Net operating loss carryforwards...................    $  39,659    $  39,684
 Depreciation.......................................         (684)        (367)
 Allowance for doubtful accounts....................          210          136
 Inventory valuation................................        1,800        1,890
 Accrued liabilities................................        1,288          660
 Deferred revenue...................................        1,408        1,604
 Tax credit carryforwards...........................        3,402        4,332
 Valuation allowance................................      (47,083)     (47,939)
                                                        ---------    ---------
         Total net deferred tax asset...............    $      --    $      --
                                                        =========    =========

      The Company currently has net operating loss carryforwards to offset future taxable income of approximately $104.4 million as of December 31, 2002. These net operating loss carryforwards expire through 2022. Under the provisions of the Tax Reform Act of 1986, when there has been a change in an entity's ownership, utilization of net operating loss carryforwards may be limited. Because of the changes in the ownership of Net2Net, Inverse and Avesta, the use of their net operating losses will be limited and may not be available to offset future taxable income.

10. Commitments and Contingencies:

Long-Term Debt and Leases

      The Company leases office space and office equipment under non-cancelable operating leases expiring through December 2006. The Company recorded rent expense of approximately $3.3 million, $1.9 million and $1.3 million during 2000, 2001 and 2002, respectively.

      Future minimum payments as of December 31, 2002 under the Debentures and non-cancelable operating leases are as follows (in thousands):


                                                                  Operating
                                                 Debentures        Leases
                                                 ----------       ---------
 2003........................................    $     528        $  1,846
 2004........................................          528           1,883
 2005........................................          528           1,863
 2006........................................       10,622           1,886
 Thereafter..................................           --              --
                                                 ---------        --------
           Total minimum payments............       12,206        $  7,478
 Interest element of payments................       (1,706)       ========
                                                 ---------
 Present value of future minimum payments....       10,500
 Unamortized debt discount...................       (2,537)
 Current portion.............................           --
                                                 ---------
 Long-term portion...........................    $   7,963
                                                 =========

      The Company has a sublease for a portion of its office space that expires in December 2003. Future minimum lease payments due from the lessee are approximately $389,000 for 2003.

Litigation

      In July, August and September 2000, several purported class action complaints were filed against the Company and certain former executives (collectively, the "defendants"). These complaints were combined into a single consolidated amended complaint (the "complaint"). The complaint alleged that between February 7, 2000 and August 23, 2000, the defendants made false and misleading statements, which had the effect of inflating the market price of the Company's stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On August 20, 2002, United States District Judge Deborah
K. Chasanow entered an order in the United States District Court for the District of Maryland dismissing the complaint. On September 17, 2002, the plaintiffs appealed the District Court's decision to the United States Court of Appeals for the Fourth Circuit. On December 30, 2002, the appeal was dismissed by the United States Court of Appeals for the Fourth Circuit. This decision ends the matter.

      The Company is periodically a party to disputes arising from normal business activities including various employee-related matters. In the opinion of management, resolution of these matters will not have a material adverse effect upon the Company's financial position or future operating results.

11. Interim Financial Data -- Unaudited:

      The following table of quarterly financial data has been prepared from the financial records of the Company, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented:

                                         March 31,              June 30,                 September 30,            December 31,
                                  --------------------   ----------------------     ----------------------   ----------------------
                                    2001        2002      2001(1)        2002         2001          2002      2001(2)        2002
                                  --------    --------   --------      --------     --------      --------   --------      --------
                                                             (in thousands, except per share amounts)
Revenue.........................  $ 17,386    $ 16,793   $ 20,329      $ 15,209     $ 19,208      $ 14,652   $ 17,325      $ 14,807
Gross profit....................    10,424      11,817     11,028        11,558       12,109        10,238     11,256        10,643
Income (loss) from operations...    (7,954)        790    (12,427)        1,184       (2,989)        1,021     (3,645)        1,598
Net income (loss)...............    (7,667)        681    (12,330)          815       (2,979)          665     (3,986)        1,245
Basic income (loss) per share...     (0.24)       0.02      (0.39)         0.03        (0.09)         0.02      (0.13)         0.04
Diluted income (loss) per share.     (0.24)       0.02      (0.39)         0.03        (0.09)         0.02      (0.13)         0.04

(1) The net loss for the three months ended June 30, 2001 includes a reversal of the restructuring charge recorded in December 2000 of approximately $723,000, an additional restructuring charge of approximately $3.9 million and an impairment charge of $3.1 million related to the write-off of intangible assets from the Avesta acquisition (see Note 7).

(2) The net loss for the three months ended December 31, 2001 includes the reversal of $1.2 million of the restructuring charge recorded in the second quarter of 2001, an additional restructuring charge of approximately $385,000 and an impairment charge of $3.9 million (see Note
      7).

      The sum of the per share amounts may not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year.

                                                                     SCHEDULE II

                              VISUAL NETWORKS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                         Balance at Beginning     Additions Charged to                   Balance at End
              Description                      of Period           Costs and Expenses     Deductions        of Period
--------------------------------------   --------------------    ----------------------  ------------   ----------------
 For the year ended December 31, 2000:
   Deducted from asset accounts:
      Allowance for doubtful
        accounts....................       $       754                $      430            $     81      $   1,103
   Included in current liabilities:
      Reserves related to
        restructuring...............                --                     6,800               2,494          4,306

 For the year ended December 31, 2001:
   Deducted from asset accounts:
      Allowance for doubtful
        accounts....................             1,103                         5                 554            554
   Included in current liabilities:
      Reserves related to
        restructuring...............             4,306                     3,092               5,977(1)       1,421

 For the year ended December 31, 2002:
   Deducted from asset accounts:
      Allowance for doubtful
        accounts....................               554                       500                 696            358
   Included in current liabilities:
      Reserves related to
        restructuring...............             1,421                        --                 841            580

(1) Included in these deductions were costs of $4,010,000 charged against the reserve and the reversal of $1,967,000 of the restructuring charges for the year ended December 31, 2001. See Note 7 of the Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Board of Directors
  of Visual Networks, Inc.:

Our audit of the consolidated financial statements referred to in our report dated March 21, 2003 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule as of and for the year ended December 31, 2002 listed in Item 15 (a)(2) of this Form 10-K. In our opinion, the financial statement schedule as of and for the year ended December 31, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedules of Visual Networks, Inc. for the years ended December 31, 2000 and 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statement schedules in their report dated March 27, 2002.

PricewaterhouseCoopers LLP


McLean, Virginia
March 21, 2003

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

    4.2@@ Form of 5% Senior Secured Convertible Debenture of Visual Networks, Inc. due March 25, 2006 (filed as Exhibit 99.2 to the Form 8-K).

    4.3@@ Form of Warrant of Visual Networks, Inc., dated March 25, 2002 (filed as Exhibit 99.4 to the Form 8-K).

   10.1*              1994 Stock Option Plan.

   10.2*              1997 Omnibus Stock Plan, as amended.

 10.2.1 Amendment No. 2 to the 1997 Omnibus Stock Plan. (related to Exhibit 10.2)

   10.3*              Amended and Restated 1997 Directors' Stock Option Plan.

 10.3.1               Amendment No. 2 to the 1997 Directors' Stock Option Plan.
                      (related to Exhibit 10.3)

   10.4!!             2000 Stock Incentive Plan, as amended.

 10.4.1               Amendment No. 1 to the 2000 Stock Incentive Plan.
                      (related to Exhibit 10.4)

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

  10.37 OEM Software License Agreement between Cisco Systems, Inc. and the Company, dated December 3, 2002.

10.37.1 Amendment No. 1 to the OEM Software License Agreement between Cisco and the Company, effective December 3, 2002 (relating to Exhibit 10.37).

   21.1****           List of subsidiaries of the Company.

   23.1               Consent of PricewaterhouseCoopers LLP.

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