Form 10-Q
period 2003-03-31
VISUAL NETWORKS INC
filed 2003-05-09
CIK 1000495

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-0001

                                   ----------

                                    FORM 10-Q

(MARK ONE)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                    For the three months ended March 31, 2003

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                        Commission File Number 000-23699

                                   ----------

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

                                   ----------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, as of May 7, 2003 was 32,445,594 shares.

================================================================================

                              VISUAL NETWORKS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements:
     Consolidated Balance Sheets -- December 31, 2002
       and March 31, 2003 ...............................................      3
     Consolidated Statements of Operations -- Three months ended
       March 31, 2002 and 2003 ..........................................      4
     Consolidated Statements of Cash Flows -- Three months
      ended March 31, 2002 and 2003 .....................................      5
     Notes to Consolidated Financial Statements .........................      6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations ................................     15
  Item 3. Qualitative and Quantitative Disclosure about
     Market Risk ........................................................     25
  Item 4. Controls and Procedures .......................................     25
PART II. OTHER INFORMATION
  Items 1 -- 6 ..........................................................  26-27
  Signatures ............................................................     29
  Certifications ........................................................     30

                          PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

                              VISUAL NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                            December 31,     March 31,
                                                                                 2002           2003
                                                                            ------------     ---------
ASSETS
Current assets:
  Cash and cash equivalents .............................................     $  12,708      $  14,338
  Restricted short-term investment ......................................         2,503          2,000
  Accounts receivable, net of allowance of $358 .........................         7,647          3,883
  Inventory, net ........................................................         3,393          2,959
  Other current assets ..................................................           259            675
                                                                              ---------      ---------
          Total current assets ..........................................        26,510         23,855
Property and equipment, net .............................................         3,481          3,359
Deferred debt issuance costs ............................................           768            709
                                                                              ---------      ---------
          Total assets ..................................................     $  30,759      $  27,923
                                                                              =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses .................................     $   9,733      $   7,130
  Deferred revenue ......................................................         6,436          5,767
  Customer deposits .....................................................            --            250
                                                                              ---------      ---------
          Total current liabilities .....................................        16,169         13,147
Convertible debentures, net of unamortized debt discount of $2,537 and
  $2,342, respectively ..................................................         7,963          8,158
                                                                              ---------      ---------
          Total liabilities .............................................        24,132         21,305
                                                                              ---------      ---------

Commitments and Contingencies (Note 5)
Stockholders' equity:
  Common stock, $.01 par value, 200,000,000 shares
     authorized, 32,398,856 and 32,447,560 shares issued
     and outstanding as of December 31, 2002 and
     March 31, 2003, respectively .......................................           324            325
  Additional paid-in capital ............................................       474,719        474,799
  Warrants ..............................................................         2,087          2,087
  Deferred compensation .................................................            (2)            --
  Accumulated deficit ...................................................      (470,501)      (470,593)
                                                                              ---------      ---------
          Total stockholders' equity ....................................         6,627          6,618
                                                                              ---------      ---------
          Total liabilities and stockholders' equity ....................     $  30,759      $  27,923
                                                                              =========      =========

          See accompanying notes to consolidated financial statements.

                              VISUAL NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                          For the Three Months
                                                             Ended March 31,
                                                         ----------------------
                                                           2002          2003
                                                         --------      --------
Revenue:
  Hardware .........................................     $ 11,061      $  6,574
  Software .........................................        1,391           296
  Support and services .............................        4,341         2,334
                                                         --------      --------
        Total revenue ..............................       16,793         9,204
                                                         --------      --------
Cost of revenue:
  Product ..........................................        4,232         1,978
  Support and services .............................          744           276
                                                         --------      --------
        Total cost of revenue ......................        4,976         2,254
                                                         --------      --------
Gross profit .......................................       11,817         6,950
                                                         --------      --------
Operating expenses:
  Research and development .........................        3,325         2,747
  Sales and marketing ..............................        5,935         3,443
  General and administrative .......................        1,767           948
                                                         --------      --------
          Total operating expenses .................       11,027         7,138
                                                         --------      --------
Income (loss) from operations ......................          790          (188)
Other income .......................................           --           452
Interest expense, net ..............................         (109)         (356)
                                                         --------      --------
Net income (loss) ..................................     $    681      $    (92)
                                                         ========      ========
Basic earnings (loss) per share ....................     $   0.02      $  (0.00)
                                                         ========      ========
Diluted earnings (loss) per share ..................     $   0.02      $  (0.00)
                                                         ========      ========
Basic weighted-average shares outstanding ..........       31,958        32,429
                                                         ========      ========
Diluted weighted-average shares outstanding ........       32,987        32,429
                                                         ========      ========

          See accompanying notes to consolidated financial statements.

                              VISUAL NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                                ----------------------
                                                                                  2002          2003
                                                                                --------      --------
Cash flows from operating activities:
  Net income (loss) .......................................................     $    681      $    (92)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization ........................................          971           465
     Non-cash interest expense ............................................           --           254
     Translation gain from foreign subsidiary .............................          (21)           --
  Changes in assets and liabilities:
     Accounts receivable ..................................................       (1,231)        3,764
     Inventory ............................................................          175           434
     Other assets .........................................................          506          (416)
     Accounts payable and accrued expenses ................................        1,524        (2,601)
     Deferred revenue .....................................................       (1,706)         (669)
     Customer deposits ....................................................       (3,588)          250
                                                                                --------      --------
       Net cash provided by (used in) operating activities ................       (2,689)        1,389
                                                                                --------      --------
Cash flows from investing activities:
  Net sales of short-term investments .....................................           --           503
  Expenditures for property and equipment .................................         (491)         (343)
                                                                                --------      --------
       Net cash provided by (used in) investing activities ................         (491)          160
                                                                                --------      --------
Cash flows from financing activities:
  Exercise of stock options and employee stock purchase
     plan .................................................................           99            81
  Net repayments under credit agreements ..................................       (2,039)           --
  Proceeds from issuance of convertible debentures and warrants,
     net of issuance costs ................................................        9,705            --
  Principal payments on capital lease obligations .........................         (285)           --
                                                                                --------      --------
       Net cash provided by financing activities ..........................        7,480            81
                                                                                --------      --------
Net increase in cash and cash equivalents .................................        4,300         1,630
Cash and cash equivalents, beginning of period ............................        5,921        12,708
                                                                                --------      --------
Cash and cash equivalents, end of period ..................................     $ 10,221      $ 14,338
                                                                                ========      ========
Supplemental cash flow information:
  Cash paid for interest ..................................................     $    161      $    139
                                                                                ========      ========

          See accompanying notes to consolidated financial statements.

                              VISUAL NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies:

      Visual Networks, Inc. ("Visual" or the "Company") designs, manufactures, sells and supports systems that manage the level of service provided over telecommunications networks, including networks that support the Internet.

Risks and Other Important Factors

      The Company incurred significant losses from the second quarter of 2000 through the fourth quarter of 2001. The deterioration of the Company's operating results in 2000, excluding the effects of impairment and restructuring charges and the write-off of in-process research and development ("IPR&D"), was due primarily to decreased revenue and increased operating expenses compared to 1999. The Company made significant reductions in operating expenses in 2000 and 2001, including those resulting from the closure of three facilities and the reduction of its workforce by approximately 230 employees through the end of 2001. During 2002, the Company reduced its workforce by approximately 60 additional employees, approximately 10 of whom were terminated during the three months ended March 31, 2002. There were no workforce reductions during the three months ended March 31, 2003. However, the Company has continued to reduce operating expenses through other non-employee cost savings measures such as revised bonus and commission plans and reduced marketing and other discretionary spending. The Company incurred a net loss of $0.1 million for the three months ended March 31, 2003 due to significantly decreased revenue that declined from $16.8 million for the three months ended March 31, 2002 to $9.2 million for the three months ended March 31, 2003, reflecting a reduction in sales for each of the Company's major products.

      The success of the Company is dependent on its ability to generate adequate cash for operating and capital needs. The Company is relying on its existing cash and cash equivalents, together with future sales and the collection of the related accounts receivable to meet its future cash requirements. If cash provided by these sources is not sufficient to fund future operations, the Company will be required to further reduce its expenditures for operations or to seek additional capital through other means which may include the sale of assets, the sale of equity securities or additional borrowings. There can be no assurances that additional capital will be available, or available on terms that are reasonable or acceptable to the Company, particularly in light of its accumulated deficit position.

      Under the terms of the senior secured convertible debentures (the "Debentures") issued by the Company in March 2002 (see Note 3), a number of events could force early repayment of 115% of the outstanding principal plus accrued and unpaid interest owed under the Debentures. In addition, if the Company's earnings before interest, taxes, depreciation and amortization, less capital expenditures, for the year ended December 31, 2003 are less than $6.5 million, the debenture holders may require that the Company prepay all or a portion of up to 100% of the outstanding principal amount of their Debentures, plus accrued interest. The Company's earnings before interest, taxes, depreciation and amortization, less capital expenditures ("adjusted EBITDA") for the three months ended March 31, 2003 was $0.4 million, as shown in the following table (unaudited, in thousands):

            Net loss, as reported .......................     $ (92)
                                                              -----
            Interest expense ............................       393
            Depreciation and amortization ...............       465
            Capital expenditures ........................      (343)
                                                              -----
            Adjusted EBITDA .............................     $ 423
                                                              =====

      If the Company is required to make an early payment on the Debentures and does not have sufficient cash to repay these amounts, the Company may be required to seek additional capital through the sale of additional securities, through additional borrowings or through the sale of assets, none of which may be available on terms reasonably acceptable to the Company.

      The Company's operations are subject to certain other risks and uncertainties, including among others, its accumulated deficit, uncertainty about future profitability, substantial dilution if the Company is required to raise capital through the sale of equity, dependence on major service provider customers during a general economic downturn in the telecommunications industry, unanticipated delays from subcontract manufacturers, potential failure to comply with Nasdaq listing requirements, sufficiency of cash to repay the debenture holders if early repayment is required, successful incorporation of the Company's products into service providers' infrastructures, long sales cycles, changes in the market's acceptance of and demand for the Company's products, rapidly changing technology, current and potential competitors with greater financial, technological, production, and marketing resources, potential errors in the Company's products or services, dependence on sole and limited source suppliers, limited protection of intellectual property and proprietary rights, dependence on key management personnel, ability to recruit and retain employees, difficulties assimilating future acquisitions and uncertainty of future financial results.

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

      These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring which are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that will be achieved for the entire year ending December 31, 2003.

Principles of Consolidation

      The consolidated financial statements include the accounts of Visual Networks, Inc. and its wholly owned subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation.

Investments

      The Company holds a certificate of deposit in the amount of $2.0 million that matures on May 31, 2003. The certificate of deposit, the balance of which was $2.5 million as of December 31, 2002, has been included as a restricted short-term investment (see Note 2) in the accompanying consolidated balance sheets as of December 31, 2002 and March 31, 2003. The certificate of deposit is held by a bank to collateralize a $2.0 million letter of credit issued in favor of one of the Company's contract manufacturers that expires on September 30, 2003.

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

      Inventory is stated at the lower of average cost or market, with costs determined on the first-in, first-out basis, consists of the following (unaudited, in thousands):

                                                December 31,   March 31,
                                                    2002         2003
                                                ------------   ---------
            Raw materials ....................     $2,846       $2,386
            Work-in-progress .................         61          215
            Finished goods ...................        486          358
                                                   ------       ------
                                                   $3,393       $2,959
                                                   ======       ======

      The Company records a provision for excess and obsolete inventory whenever such an impairment has been identified.

Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following (unaudited, in thousands):

                                                December 31,   March 31,
                                                    2002         2003
                                                ------------   ---------
            Accounts payable .................     $3,429       $1,260
            Accrued compensation .............      1,223          205
            Accrued restructuring ............        580          537
            Other accrued expenses ...........      4,501        5,128
                                                   ------       ------
                                                   $9,733       $7,130
                                                   ======       ======

Revenue Recognition

      The Company's network performance management products and services include hardware, software, professional services and technical support. The Company continues to recognize revenue for existing benchmark services contracts, under which the Company is still required to perform services. Benchmark services, professional services and technical support revenues are reported as service revenue in the accompanying consolidated statements of operations. The Company recognizes revenue from the sale or license of its products in accordance with SOP No. 97-2, "Software Revenue Recognition" and SAB No. 101, "Revenue Recognition and Financial Statements," which summarizes existing accounting literature and requires that four criteria be met prior to the recognition of revenue. The accounting policies regarding revenue recognition are written to comply with the following criteria: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is probable. The third and fourth criteria may require the Company to make significant judgments or estimates.

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

      The Company's technical support contracts require it to provide technical support and unspecified software updates to customers on a when and if available basis. The Company recognizes customer support revenue, including support revenue that is bundled with product sales, ratably over the term of the contract period, which generally ranges from one to three years. The Company recognizes revenue from services when the services are performed. Subscription fees for the Company's Visual Internet Benchmark reports are recognized upon delivery of the reports. The remaining deferred subscription fee revenue will be recognized in the three months ended June 30, 2003 when the final contract under which the Company is obligated to provide service will be completed. The Company receives royalty payments from the purchaser of the Visual Internet Benchmark service on new contracts, which are included in support and services revenue in the accompanying statements of operations for the three months ended March 31, 2002 and 2003.

      The Company sells its products directly to service providers, through indirect channels ("resellers") and to end-user customers. Certain reseller customers have stock rotation rights, under which the customer can exchange previously purchased products for other products of equal or greater cost, subject to certain limitations, based on their end-user customers' requirements. The Company recognizes revenue under these arrangements once the stock rotation right expires or the product has been resold by the distributor.

      The Company also examines the specific facts and circumstances of all sales arrangements with payment terms extending beyond its normal payment terms to make a determination of whether the sales price is fixed or determinable and whether collectibility is probable. Payment terms are not tied to milestone deliverables or customer acceptance. The evaluation of the impact on revenue recognition, if any, includes the Company's history with the particular customer and the specific facts of each arrangement. It is generally not the Company's practice to offer payment terms that differ from its normal payment terms, and the Company has not written off any accounts receivable related to extended payment term arrangements.

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

      In 2002, the remaining customer for the CellTracer product, Network Associates, placed what they indicated would be final orders. Also, in 2002, the Company continued to evaluate the future of the Visual eWatcher and CellTracer products. In their current form, neither product produced significant revenue for the three months ended March 31, 2002. The Company believes that the technology of both products may be useful to other products in the future and the Company is exploring alternatives for these technologies. However, the Company decided not to focus its development or sales efforts on these products in 2003.

Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company generally sells its products to large telecommunications and Internet service provider companies primarily in the United States of America. The Company grants credit terms without collateral to its customers and, prior to the bankruptcy of one of the Company's significant customers during 2002 as described below, has not experienced any significant credit related losses. Accounts receivable include allowances to record receivables at their estimated net realizable value. As of March 31, 2003, two customers individually represented 27% and 11% of accounts receivable.

      A significant customer of the Company, WorldCom, filed for bankruptcy on July 21, 2002. Sales to WorldCom represented approximately $6.3 million in revenue for the year ended December 31, 2002. The Company wrote off approximately $0.7 million of accounts receivable due from WorldCom against the allowance for bad debts during 2002. The Company entered into an agreement to sell these previously written-off receivables to an unrelated third party for approximately $0.3 million, which is recorded as a reduction to bad debt expense in general and administrative expense in the accompanying consolidated results of operations for the three months ended March 31, 2003.

      Due to the relationship that the Company has with WorldCom and its customers, the Company is continuing to sell products to WorldCom during its bankruptcy. The Company has taken steps to limit its financial exposure. In July 2002, the Company signed an agreement (the "July Agreement") with WorldCom that established new terms and conditions under which the Company shipped products to WorldCom during the initial weeks of WorldCom's bankruptcy. After WorldCom made timely payment of the related invoices, the Company entered into a subsequent amendment (the "August Amendment") that changed WorldCom's payment terms to substantially those that existed prior to the bankruptcy filing. WorldCom complied with the terms of the July Agreement and August Amendment during the year ended December 31, 2002 and continues to be in compliance as of May 7, 2003.

Warranty

      The Company warrants its hardware products for periods of up to five years. The Company estimates its warranty obligation at the end of each period and charges changes to the liability to cost of revenue in the respective period. Such estimates are based on actual warranty cost experience.

      In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires the accounting for and disclosure of guarantees and clarifies the requirements of FASB No. 5, "Accounting for Contingencies." The disclosure requirements of this interpretation are effective for periods ending after December 15, 2002 and accounting for guarantees is required for periods beginning after December 15, 2002. Accordingly, the Company adopted the requirements of FIN 45 for the three months ended March 31, 2003. The adoption did not have a material effect on the Company's financial position or results of operations.

      The following is a summary of the change in the company's accrued warranty during the three months ended March 31, 2003 (unaudited, in thousands):

            Balance as of December 31, 2002 .............     $ 402
            Provisions for warranty .....................        35
            Settlements made ............................       (16)
                                                              -----
            Balance, March  31, 2003 ....................     $ 421
                                                              =====

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

Segment Reporting and Significant Customers

      SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. Management has concluded that the Company's operations occur in one segment only based upon the information used by management in evaluating the performance of the business. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The revenue and assets of the Company's foreign subsidiaries have not been significant. For the three months ended March 31, 2002, two customers individually represented 34% and 12% of revenue. For the three months ended March 31, 2003, two customers individually represented 36% and 23% of revenue. The agreements with the Company's significant customers do not obligate these customers to make any minimum purchases from the Company.

      The following table presents the Company's revenue by product (unaudited, in thousands):

                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                      2002     2003
                                                    -------   ------
            Visual UpTime .......................   $13,617   $8,227
            Visual IP InSight ...................     1,552      861
                                                    -------   ------
                    Continuing products .........    15,169    9,088
                                                    -------   ------
            Visual Internet Benchmark ...........       395       34
            Visual Trinity and eWatcher .........       374       --
            Visual Cell Tracer ..................       767       --
                                                    -------   ------
                      Discontinued products .....     1,536       34
                                                    -------   ------
            Royalties ...........................        88       82
                                                    -------   ------
                      Total  revenue ............   $16,793   $9,204
                                                    =======   ======

Basic and Diluted Earnings (Loss) Per Share

      SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings (loss) per share. Basic earnings

(loss) per share includes no dilution and is computed by dividing net income
(loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.

      Diluted earnings (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase 8,207,881 shares of common stock that were outstanding at March 31, 2002 has been included in the computation of diluted earnings per share for the three months ended March 31, 2002. The effect of the convertible debentures issued in March 2002 (see Note 3) that are convertible into 2,986,093 shares of common stock has been included in the computation of diluted earnings per share for the three months ended March 31, 2002. Options and warrants to purchase 8,591,321 shares of common stock that were outstanding as of March 31, 2003 were not included in the computation of diluted loss per share for the three months ended March 31, 2003 as their effect would be anti-dilutive. The effect of the convertible debentures has not been included in the computation of diluted earnings per share for the three months ended March 31, 2003 as their effect would be anti-dilutive.

      The following details the computation of the earnings (loss) per share (unaudited, in thousands, except per share data):

                                                             Three Months Ended
                                                                 March 31,
                                                             ------------------
                                                               2002      2003
                                                             -------   --------
            Net income (loss) ............................   $   681   $    (92)
                                                             =======   ========
            Basic weighted-average shares outstanding:
              Average number of shares of common stock
                 outstanding .............................    31,958     32,429
            Diluted weighted-average shares outstanding:
              Treasury stock effect of options and
                 warrants ................................       863         --
              Effect of convertible debentures ...........       166         --
                                                             -------   --------
            Diluted weighted-average shares outstanding ..    32,987     32,429
                                                             =======   ========
            Earnings (loss) per common share:
              Basic earnings (loss) per share ............   $  0.02   $  (0.00)
                                                             =======   ========
              Diluted earnings (loss) per share ..........   $  0.02   $  (0.00)
                                                             =======   ========

New Accounting Pronouncements

      In August 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." It addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The new standard is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that SFAS No. 146 will not have a material impact on the Company's financial position or results of operations.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on the Company's financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The Company believes that the adoption of this standard will not have a material effect on the Company's financial position or results of operations.

Reclassifications

      Certain prior period amounts have been reclassified to conform to current period presentation.

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

      In December 2000, the bank issued a standby letter of credit, as amended, in favor of the Company's contract manufacturer, that expires on September 30, 2003 (the original expiration date was March 31, 2002) in the amount of $2.0 million. The letter of credit was $2.5 million as of December 31, 2002. The Company secured the letter of credit with a pledge of a certificate of deposit in the amount of $2.0 million that expires on May 31, 2003, as amended from $2.5 million. Upon maturity of the existing certificate of deposit, the Company expects to use the proceeds to obtain a new certificate of deposit that would expire on September 30, 2003, and would also be pledged to secure the letter of credit. The certificate of deposit is recorded as a restricted short-term investment in the accompanying consolidated balance sheets as of December 31, 2002 and March 31, 2003.

3. Convertible Debentures:

      In March 2002, the Company issued senior secured convertible debentures in the aggregate amount of $10.5 million in a private placement. The Debentures are due March 25, 2006, are payable in common stock or cash, at the Company's option provided certain conditions are satisfied, and bear interest at an annual rate of 5% payable quarterly in common stock or cash, at the Company's option, provided certain conditions are satisfied. To date, all quarterly interest payments under the Debentures have been made in cash. The Debentures may be converted initially into 2,986,093 shares of the Company's common stock at the option of the holders at a price of $3.5163 per share, subject to certain adjustments. The conversion price of the Debentures will adjust if the Company issues additional shares of common stock or instruments convertible into common stock at a price that is less than the then-effective conversion price of the Debentures. The Company has the right to require the holders to convert their Debentures into common stock if the closing price of the Company's common stock exceeds 175% of the conversion price for 20 consecutive days after September 26, 2003.

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

      The holders of the Debentures also received the right to purchase shares of to-be-created Series A preferred stock (the "Preferred Stock Rights") at certain dates in the future. The first Preferred Stock Right to purchase 575 shares for $5.8 million expired on May 6, 2002. The holders did not exercise the right to purchase these shares of Series A preferred stock. A second Preferred Stock Right to purchase 307 shares for $3.1 million may be exercised at any time after September 2002 and prior to June 2003. A third Preferred Stock Purchase Right to purchase 170 shares for $1.7 million expired on May 6, 2002. The holders did not exercise the right to purchase these shares of Series A preferred stock. The Debenture holders were also granted certain equity participation and registration rights.

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

      In addition, the Debentures include certain financial covenants related to the Company's financial performance during 2003. If the Company's adjusted EBITDA for the year ended December 31, 2003 are less than $6.5 million, the Debenture holders may require that the Company prepay all or a portion of up to 100% of the outstanding principal amount of their Debentures, plus accrued interest. The redemption may be made in common stock or cash at the Company's option provided certain conditions are satisfied. The Company's adjusted EBITDA for the three months ended March 31, 2003 was $0.4 million.

      If the Company is required to repay the Debentures early due to the occurrence of a triggering or other event and does not have sufficient cash to do so, the Company may be required to seek additional capital through a sale of additional securities, additional borrowings or a sale of assets, none of which may be available on terms reasonably acceptable to the Company.

      The aggregate amount of the Debentures, $10.5 million, is included in the accompanying balance sheets as of December 31, 2002 and March 31, 2003, net of unamortized debt discount of approximately $2.5 million and $2.3 million, respectively. The net amount represents the fair market value after allocating the proceeds to the various additional components of the debt. Approximately $2.1 million in proceeds from the Debentures were allocated to the value of the warrants. The fair value of the warrants was determined using the Black-Scholes valuation model with the following assumptions: no dividend yield, expected volatility of 129%, risk-free interest rate of 4.85% and a term of five years. Approximately $0.3 million in proceeds from the Debentures was allocated to the value of the Preferred Stock Rights as determined by an appraisal. On the date of issuance of the Debentures, the conversion price of the Debentures, after taking into consideration the allocation of proceeds to the warrants and Preferred Stock Rights, was less than the quoted market price of the Company's common stock. Accordingly, approximately $1.0 million in proceeds from the Debentures was allocated to additional paid-in capital to recognize this beneficial conversion feature. The discount on the Debentures resulting from the allocation of proceeds to the value of the warrants, Preferred Stock Rights and beneficial conversion is being amortized as a charge to interest expense over the four-year period until the Debentures become due in March 2006.

4. Stock-Based Compensation

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." It provides additional transition guidance for those companies that elect to voluntarily adopt the accounting provisions of SFAS No. 123. SFAS No. 148 does not change the provisions of SFAS No. 123 that allow companies to continue to apply the intrinsic value method of APB No. 25. The new standard is effective for fiscal years beginning after December 15, 2002. The standard also contains interim disclosure provisions that are effective for the first interim period beginning after December 15, 2002. The Company currently accounts for stock-based compensation under APB 25 and does not plan to adopt the provisions of SFAS No.
123. However, the Company has adopted the additional disclosure requirements required under SFAS No. 148.

      The Company recorded deferred compensation of approximately $93,000 related to stock option grants during the three months ended March 31, 2002. The Company amortized approximately $88,000 and $2,000 of deferred compensation during the three months ended March 31, 2002 and 2003, respectively.

      If compensation expense had been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have decreased or increased to the pro forma amounts indicated below (unaudited, in thousands, except per share amounts):

                                                                          Three Months Ended
                                                                               March 31,
                                                                          -------------------
                                                                            2002        2003
                                                                          -------     -------
         Net income (loss), as reported ..............................    $   681     $   (92)
         Add: Stock-based employee compensation expense
           included in reported net income (loss) ....................         88           2
         Deduct: Total stock-based employee compensation
           expense determined under fair value based method for all
           awards ....................................................     (2,375)     (1,408)
                                                                          -------     -------
         Pro forma net loss ..........................................    $(1,606)    $(1,498)
                                                                          =======     =======
         Earnings (loss) per share:
           Basic: as reported ........................................    $  0.02     $ (0.00)
                                                                          =======     =======
           Basic: pro forma ..........................................    $ (0.05)    $ (0.05)
                                                                          =======     =======
           Diluted: as reported ......................................    $  0.02     $ (0.00)
                                                                          =======     =======
           Diluted: pro forma ........................................    $ (0.05)    $ (0.05)
                                                                          =======     =======

      The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the three months ended March 31, 2002 and 2003: no dividend yield, expected volatility from 120% to 297%, risk-free interest rates from 3.0% to 3.8% and an expected term of 5 years.

5. Commitments and Contingencies:

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

      We acquired Avesta Technologies, Inc. ("Avesta") on May 24, 2000. We believed that the acquisition of Avesta would provide critical pieces to our strategy to become one of the largest network performance management vendors with one of the industry's broadest portfolios of products and functionality. We also anticipated that the merger would bring us closer to providing a single-vendor solution to the internet infrastructure management needs of customers, especially our intended integration of networks, systems and applications into a unified service view for service providers and their enterprise subscribers. We expected to generate revenue from the Avesta products of approximately $30 million in 2000. Instead, these products generated revenue of only $7.3 million in 2000, and significantly increased our operating expenses. Subsequent to the acquisition, we concluded that, without significant modifications, the primary Avesta product, Trinity, was not a viable solution for our strategic service provider customers. The product was more specifically targeted to direct enterprise customers, which did not fit with our service provider focused business plan. As a result of an analysis performed in early 2001 by a company-wide task force, we determined that the time and expense required to make the Visual Trinity product competitive in its market space and more suitable to our service provider customers would be prohibitive. These factors, in conjunction with revenue declines in our other products, resulted in a $328.8 million impairment charge and $7.0 million in restructuring charges in 2000. In 2001, we discontinued the Visual Trinity product, resulting in $3.3 million in additional impairment charges related to the remaining intangible assets from the Avesta acquisition, $3.7 million in a write-down related to an investment that was acquired with Avesta that was determined to be impaired as of December 31, 2001 and $2.3 million (net of reversals) in restructuring charges. We did not have any significant remaining assets related to Avesta included in our balance sheet as of December 31, 2002 or March 31, 2003.

      Following the acquisition of Avesta, we allowed our business strategy to become less focused, which increased the complexity of our business and adversely affected our results of operations. We incurred significant losses from the second quarter of 2000 through the fourth quarter of 2001. The deterioration of our operating results that began in 2000, excluding the effects of the impairment and restructuring charges and the write-off of in-process research and development, was due primarily to decreased revenue and increased operating expenses following the Avesta acquisition. In response, we made significant reductions in operating expenses in the remainder of 2000, 2001 and 2002 by closing three facilities and by reducing our workforce by approximately 290 employees from October 2000 through December 2002.

      We returned to profitability for the three months ended March 31, 2002 and remained profitable for each quarter in 2002. However, we incurred a net loss of $0.1 million for the three months ended March 31, 2003 due to significantly decreased revenue that declined from $16.8 million for the three months ended March 31, 2002 to $9.2 million for the three months ended March 31, 2003, reflecting a reduction in sales for each of our major products. Visual UpTime revenue decreased by $5.4 million due to a decrease in demand reflecting: 1) the overall downturn in the telecommunications industry, which was reflected in a slowdown in demand for telecommunications products and services, including those based on our products; 2) tighter inventory control at our service provider customers, particularly AT&T; and 3) the loss of business to competitors. Revenue from the Visual IP InSight product decreased $0.7 million resulting from decreased demand due to the bankruptcies of many of the new Internet Service Providers ("ISPs") that were our primary targets for Visual IP InSight. In addition, revenue from the Visual IP InSight product often fluctuates significantly from quarter to quarter due to the timing of sizeable orders placed by a limited number of service providers. Such fluctuations can also significantly affect our gross margin because our software costs of revenue are so insignificant. The $1.5 million decrease in revenue during the quarter from Visual Internet Benchmark, Visual Trinity, Visual eWatcher and CellTracer reflects, respectively, the sale of Visual Internet Benchmark and the discontinuation of sales of Visual Trinity, Visual eWatcher and CellTracer.

      We have refocused our sales, marketing and other efforts on our core Visual UpTime and Visual IP InSight products, our core service provider customers and service creation over resale to end users. We have directed our Visual IP InSight development efforts at making the product more suitable for our core service provider customers and enabling the use of our product in higher-margin broadband networks over, for example, cable lines and Digital Subscriber Lines (DSL). We have also aggressively reduced our operating expenses to be more in line with our reduced revenue projections by revising bonus and commission plans, revising employee benefits, and significantly reducing marketing and other discretionary spending. While we do not know when the downturn in telecommunications industry will end, or how robust the recovery will be once or if it does begin, we have revised our business plan to reflect lower projected revenue and reduced our operating expenses as we seek to return to profitability even with this reduced demand. There can be no assurance that we will return to profitability.

      Based on our current cost structure, our ability to generate net income in the future is, in large part, dependent on our success in achieving quarterly revenue of at least $11.0 million to $12.0 million, achieving quarterly gross margins of 70% to 75% and maintaining or further reducing operating expenses. Due to market conditions, competitive pressures, and other factors beyond our control, there can be no assurances that we will be able to meet these goals. In the event that the anticipated revenue goals are not met, we may not be profitable and we may be required to further reduce our cost structure.

      Our adjusted EBITDA for the quarter ended March 31, 2003 was $0.4 million. In order for us to meet the financial covenant for 2003 under the Debentures we must achieve adjusted EBITDA during the remainder of 2003 in excess of $6.1 million. If we are unsuccessful in achieving this financial target, the Debenture-holders may require us to prepay any or all of the Debentures at any time after the filing of our annual report on Form 10-K for the year ended December 31, 2003.

Results of Operations

      The following table presents certain consolidated statement of operations data as a percentage of our revenue:

                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                    2002        2003
                                                   ------      ------
         Revenue:
           Hardware ...........................      65.8%       71.4%
           Software ...........................       8.3         3.2
           Support and services ...............      25.9        25.4
                                                   ------      ------
                   Total revenue ..............     100.0       100.0
                                                   ------      ------
         Cost of revenue:
           Product ............................      25.2        21.5
           Support and services ...............       4.4         3.0
                                                   ------      ------
                   Total cost of revenue ......      29.6        24.5
                                                   ------      ------
           Gross profit .......................      70.4        75.5
                                                   ------      ------
         Operating expenses:
           Research and development ...........      19.8        29.8
           Sales and marketing ................      35.3        37.4
           General and administrative .........      10.6        10.3
                                                   ------      ------
                   Total operating expenses ...      65.7        77.5
                                                   ------      ------
         Income (loss) from operations ........       4.7        (2.0)
         Other income .........................        --         4.9
         Interest expense, net ................      (0.6)       (3.9)
                                                   ------      ------
         Net income (loss) ....................       4.1%       (1.0)%
                                                   ======      ======

      The following table presents the revenue by product (unaudited, in thousands):

                                                                    Three Months Ended
                                                                         March 31,
                                                                    ------------------
                                                                       2002      2003
                                                                     -------    ------
         Visual UpTime ..........................................    $13,617    $8,227
         Visual IP InSight ......................................      1,552       861
                                                                     -------    ------
                 Continuing products ............................     15,169     9,088
                                                                     -------    ------
         Visual Internet Benchmark ..............................        395        34
         Visual Trinity and eWatcher ............................        374        --
         Visual Cell Tracer .....................................        767        --
                                                                     -------    ------
                   Discontinued products ........................      1,536        34
                                                                     -------    ------
         Royalties ..............................................         88        82
                                                                     -------    ------
                   Total  revenue ...............................    $16,793    $9,204
                                                                     =======    ======

      The following table presents the hardware, software, and support and services revenue attributable to customers that individually represented more than 10% of our total revenue for each period presented (unaudited, in thousands):

                                                                    Three Months Ended
                                                                         March 31,
                                                                    ------------------
                                                                       2002      2003
                                                                     -------    ------
         AT&T ...................................................    $ 5,641    $3,291
         Equant .................................................      2,052         *
         Interlink Communications Systems .......................          *     1,041
         Sprint .................................................          *     2,080
         All other customers (each individually less than 10%) ..      9,100     2,792
                                                                     -------    ------
            Total revenue .......................................    $16,793    $9,204
                                                                     =======    ======

            *Less than 10%

      Our primary sales and marketing strategy depends predominantly on sales of Visual UpTime and Visual IP InSight to telecommunications service providers. Service providers use our products as operations tools in their own network infrastructures, base value-added services on our products and resell our products to their customers. Pressure on capital expenditures and the decline in the telecommunications markets may delay the rollout of new services based on our products. Furthermore, any potential reduction in demand for value-added services or products from the service providers' customers would directly impact the volume of our products purchased.

      We expect that a significant portion of our revenue in 2003 will be attributable to sales of Visual UpTime and Visual IP InSight to service providers. The loss of any one of AT&T, Sprint or WorldCom, which together have historically provided a majority of our revenue, would result in a substantial loss of revenue that could have a material adverse effect on our business. For the three months ended March 31, 2003, AT&T and Sprint represented 36% and 23%, respectively, of our consolidated revenue. Revenue related to all service providers represented 82% and 84% of our consolidated revenue for the three months ended March 31, 2002 and 2003, respectively. This concentration should continue because our customer base consists predominantly of service providers. Existing service provider customers are not easily replaced because of the small number of participants in that market. High barriers to entry due to extraordinary capital requirements and the increased possibility that existing service providers may merge or fail because of the current downturn in the telecommunications industry, may further reduce their number and make replacing a significant network service provider customer very difficult. Furthermore, the small number of network service providers means that the reduction, delay or cancellation of orders or a delay in shipment of our products to any one service provider customer could have a material adverse effect on our revenue for a quarter. Our anticipated dependence on sizable orders from a limited number of service provider customers will make the relationship between us and each service provider critically important to our business. Further, because none of our agreements contain minimum purchase requirements, there can be no assurance that the issuance of a purchase order will result in significant recurring business.

      Our operations and financial position are subject to certain other risks and uncertainties, including among others, our accumulated deficit, uncertainty of future profitability and possible fluctuations in financial results, our potential inability to meet the financial covenant in our Debentures during 2003, substantial fixed operating costs, possible dilution to our common stockholders due to the conversion features of our convertible debentures, dependence on sales to key customers, dependence on WorldCom as a significant customer, dependence on a sole-source subcontract manufacturer, potential delisting and reduced liquidity of our shares resulting from failure to meet Nasdaq listing requirements, the potential triggering of early repayment of our debentures, the continued downturn in the telecommunications industry, long sales cycles, improvements to the infrastructure of the Internet, rapid technological change, growing competition from several market segments, errors in our products, dependence upon sole and limited source suppliers, potential fluctuations in component pricing, potential claims of patent infringement by third parties, potential failure to protect our intellectual property rights, dependence upon key employees and the ability to retain employees. Failure to meet any of these and other challenges could adversely affect our future operating results.

Results of Operations for the Three Months Ended March 31, 2002 Compared with the Three Months Ended March 31, 2003

      Revenue.

      Our revenue can be divided into three types: hardware, software, and support and services. Each of our products has components of each revenue type. Sales of Visual UpTime are primarily classified as hardware revenue. We also sell licenses related to Visual UpTime that are classified as software revenue. Sales of Visual IP InSight are primarily classified as software revenue. However, sales of our newest hardware product, the IP Service Element (ISE), which embeds certain Visual IP InSight functionality in a hardware device, are classified as hardware revenue. Sales of Visual eWatcher and Visual Trinity, both discontinued products, were classified as software revenue. Sales of our Visual IP InSight subscription service, which we no longer offer to our customers, were classified as support and services revenue. Sales of the Visual Internet Benchmark service, which was sold in 2001, were classified as support and services revenue. Royalties from the Visual Internet Benchmark service are classified as support and services revenue. Sales of CellTracer are classified as hardware revenue. Sales of technical support, professional services and training for all of our products are classified as support and services revenue.

      Total revenue was $16.8 million for the three months ended March 31, 2002 compared to $9.2 million for the three months ended March 31, 2003, a decrease of $7.6 million. The share of our revenue related to service providers increased from approximately 82% of revenue for the three months ended March 31, 2002 to 84% for the three months ended March 31, 2003. We anticipate that the percentage of revenue attributable to our service providers for the remainder of 2003 will be consistent with the levels achieved during the first quarter of 2003.

      Hardware revenue. Hardware revenue was $11.1 million for the three months ended March 31, 2002 compared to $6.6 million for the three months ended March 31, 2003, a decrease of $4.5 million. The decrease was due primarily to a decrease in demand for Visual UpTime from AT&T, Equant, WorldCom and our reseller channel. We believe, in general, that the decrease in demand for Visual UpTime was primarily the result of the overall downturn in the telecommunications industry, which was reflected in a slowdown in demand for telecommunications products and services and reduced spending. More specifically, we believe that revenue from AT&T and Equant decreased due to tighter inventory control and revenue from WorldCom decreased due to the loss of market share of this customer to its competitors coupled with our loss of business to our competitors. The decrease was also due to decreased revenue from CellTracer of $0.8 million due to decreased demand from NAI.

      Software revenue. Software revenue was $1.4 million for the three months ended March 31, 2002 compared to $0.3 million in 2003, a decrease of $1.1 million. The decrease in software revenue was due primarily to a decrease in Visual IP InSight license revenue reflecting the typical quarterly fluctuation in revenue from the sale of that product due to the timing of sizeable orders from a limited number of service providers. License revenue for Visual UpTime was essentially flat from the three months ended March 31, 2002 to the three months ended March 31, 2003.

      Support and services revenue. Support and services revenue was $4.3 million for the three months ended March 31, 2002 and $2.3 million for the three months ended March 31, 2003, a decrease of $2.0 million. The decrease in support and services revenue was due primarily to decreased technical support revenue for the Visual UpTime product of $1.3 million due to expired contracts that were not renewed. Support and services revenue from the Visual Trinity product, Visual eWatcher product and Visual Internet Benchmark service also decreased by $0.8 million due to expired contracts that have not renewed as a result of the discontinuation of these products. We will continue to recognize revenue from the Visual Internet Benchmark service that was sold during 2001, for existing contracts under which we are still required to perform services through May 2003, all of which is currently in deferred revenue. We also receive royalty payments from the purchaser on new contracts.

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

      Total cost of revenue was $5.0 million for the three months ended March 31, 2002 compared to $2.3 million for the three months ended March 31, 2003, a decrease of $2.7 million. Gross profit was $11.8 million for the three months ended March 31, 2002 compared to $7.0 million for the three months ended March 31, 2003, a decrease of $4.8 million. Gross profit margin was 70.4% of revenue for the three months ended March 31, 2002 as compared to 75.5% of revenue for the three months ended March 31, 2003. The increase in gross profit margin percentage was due primarily to decreased fixed costs (such as fees paid to third parties to provide the Visual Internet Benchmark service to customers for which we had existing contracts), increased high gross profit margin revenue related to the recognition of technical support and overall decreased fixed costs in our manufacturing and support operations due to our cost reduction initiatives implemented since the fourth quarter of 2000. Our future gross margins may be affected by a number of factors, including product mix, the proportion of sales to service providers, competitive pricing, manufacturing volumes and an increase in the cost of component parts. Based on our current product offerings and the level of fixed cost reductions that has been achieved to date, we expect our future gross margins to be in the range of 70% to 75%.

      Product cost of revenue. Product cost of revenue, which includes both hardware and software cost of revenue, was $4.2 million for the three months ended March 31, 2002 compared to $2.0 million for the three months ended March 31, 2003, a decrease of $2.2 million. Our software costs of revenue are insignificant. The gross profit margin attributable to products was 66.0% and 71.2% for the three months ended March 31, 2002 and 2003, respectively. The increase in gross profit margin was due primarily to the overall decreased fixed costs in our manufacturing and support operations due to our cost cutting initiatives implemented since the fourth quarter of 2000.

      Support and services cost of revenue. Support and services cost of revenue, which includes Visual Internet Benchmark services, professional services and technical support costs, was $0.7 million for the three months ended March 31, 2002 compared to $0.3 million for the three months ended March 31, 2003, a decrease of $0.4 million. The gross profit margin attributable to support and services was 82.9% and 88.2% for the three months ended March 31, 2002 and 2003, respectively. The increase in gross profit margin was due primarily to decreased fixed costs such as fees paid to third parties to provide the Visual Internet Benchmark service to customers for which we had existing contracts.

Operating Expenses.

      Research and development expense. Research and development expense consists primarily of compensation for research and development staff, depreciation of test and development equipment, certain software development costs and costs of prototype materials. Research and development expense was $3.3 million for the three months ended March 31, 2002 compared to $2.7 million for the three months ended March 31, 2003, a decrease of $0.6 million. The decrease in research and development expense was due primarily to the workforce reductions and other cost cutting initiatives implemented during 2002 and 2003. Research and development expense was 19.8% and 29.8% of revenue for the three months ended March 31, 2002 and 2003, respectively. We intend to incur research and development expense at or below the level of such expense in the first quarter of 2003 as a result of our continued focus on the control of operating expenses.

      Sales and marketing expense. Sales and marketing expense consists of compensation for the sales and marketing staff, commissions, pre-sales support, travel and entertainment expense, trade shows and other marketing programs. Sales and marketing expense was $5.9 million for the three months ended March 31, 2002 compared to $3.4 million for the three months ended March 31, 2003, a decrease of $2.5 million. The decrease in sales and marketing expense was due primarily to the workforce reductions and other cost cutting initiatives implemented during 2002 and 2003. Sales and marketing expense was 35.3% and 37.4% of revenue for the three months ended March 31, 2002 and 2003, respectively. We intend to incur sales and marketing expense at or below the level of such expense in the first quarter of 2003 as a result of our continued focus on the control of operating expenses.

      General and administrative expense. General and administrative expense consists of the costs of executive management, finance, administration and other activities. General and administrative expense was $1.8 million for the three months ended March 31, 2002 compared to $0.9 million for the three months ended March 31, 2003, a decrease of $0.9 million. The decrease in general and administrative expense was due primarily to the workforce reductions and other cost cutting initiatives implemented during 2002 and 2003. In addition, we sold the previously written-off receivables related to the bankruptcy of WorldCom to an unrelated third party for $0.3 million and recorded the sale as a reduction to bad debt expense in general and administrative expense. General and administrative expense was 10.6% and 10.3% of revenue for the three months ended March 31, 2002 and 2003, respectively. We intend to incur general and administrative expense at the level of such expense in the first quarter of 2003 as a result of our continued focus on the control of operating expenses. However, general and administrative expense may increase slightly from the level achieved in the first quarter of 2003 due to the reversal of bad debt expense during the first quarter of 2003, which was a one-time cost savings.

      Other income. Other income was $0.5 million for the three months ended March 31, 2003, which consisted of a gain on the sale of a previously written-off investment.

      Interest expense, net. Interest expense, net, was $0.1 million for the three months ended March 31, 2002 compared to $0.4 million for the three months ended March 31, 2003. The increase of $0.3 million was primarily due to both cash and non-cash interest expense related to the convertible debentures we issued in March 2002 (see Note 3 of Notes to the Consolidated Financial Statements).

      Net income (loss). Net income for the three months ended March 31, 2002 was $0.7 million as compared to net loss of $0.1 million for the three months ended March 31, 2003, a decrease in income of $0.8 million. The decrease was due primarily to decreased revenue offset by decreases in cost of revenue and operating expenses and increases in other income.

Liquidity and Capital Resources

      At December 31, 2002, our unrestricted cash balance was $12.7 million compared to $14.3 million as of March 31, 2003, an increase of $1.6 million. This increase was due primarily to cash generated from operations of $1.4 million due to the reduction in accounts receivable of $3.8 million and the receipt of a customer deposit of $0.3 million. We used $0.3 million of cash to purchase equipment and other fixed assets. Cash provided by the reduction of our restricted short-term investment (see Notes 1 and 2) was $0.5 million and cash provided by the sale of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan was $0.1 million.

      We require substantial working capital to fund our business, particularly to finance inventories, accounts receivable, research and development activities and capital expenditures. To date, we have financed our operations and capital expenditures primarily with the proceeds from our initial public offering completed in February 1998, our operating income, bank borrowings and the proceeds from the issuance of convertible debentures in March 2002. Our future capital requirements will depend on many factors, including our ability to sustain revenue, the rate of future revenue growth, if any, as well as our gross margins and our levels of operating expenses, including product research and development, sales and marketing and general and administrative expenses.

      Our revenue for the three months ended March 31, 2003 was $9.2 million, which was a decrease of $7.6 million compared to the three months ended March 31, 2002. In response to the trends of decreasing revenue and increasing operating expenses that began in the second quarter of 2000 following our acquisition of Avesta, we initiated a restructuring plan in the fourth quarter of 2000 to realign our product portfolio, streamline our operations and devote resources to the markets and products that we believe have the greatest opportunity for growth. In 2001, we announced a plan to discontinue development and sales efforts on the Visual Trinity product, the primary product acquired from Avesta, and eliminate the related costs. Also in 2001, we sold the Visual Internet Benchmark service and discontinued our subscription service of Visual IP InSight. In 2002, the remaining customer for our CellTracer product, Network Associates placed what they indicated would be final orders with us for this product. Also, in 2002, we continued to evaluate the future of the Visual eWatcher and CellTracer products. In their current form, neither product produced significant revenue for the three months ended March 31, 2003. We believe that the technology of both products may be useful to other products in the future and we are exploring alternatives for these technologies. However, we decided not to focus our development or sales efforts on these products in 2003. Therefore, we do not anticipate any significant revenue from these products during the remainder of 2003. Since 2000, we made significant reductions in staff and other operating costs such as bonus and commission plans, employee benefits, marketing and other discretionary spending. As a result of these actions and the reduction of general and administrative expense due to the reversal of bad debt expense of $0.3 million, our operating expenses were reduced from a level of $11.0 million for the three months ended March 31, 2002 to $7.1 million for the three months ended March 31, 2003. As a result of these cost reductions, we returned to profitability in the first quarter of 2002 and remained profitable for each quarter in 2002. However, due to the significant reduction in revenue in the first quarter of 2003, we incurred a net loss of $0.1 million.

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

      The current level of our operating expenses, which include a substantial fixed component in the form of compensation, other employee-related costs, occupancy costs and other costs incurred under contractual arrangements, is based, in part, on our expectation of future revenue. In the event that the anticipated cost reductions are not realized or we do not meet our revenue goals, we may be required to further reduce our cost structure. While we are able to further reduce these expenses, should reductions become appropriate, it would take at least thirty to ninety days for the full effects of any such further expense reductions to be realized. If revenue levels are below expectations, operating results are likely to be materially and adversely affected because we may not be able to reduce operating expenses in sufficient time to compensate for an unexpected reduction in revenue. There can be no assurances that we will be able to sustain revenue or return to profitability. Failure to sustain revenue and return to profitability coupled with our limited capital resources and significant accumulated deficit could also result in our inability to continue as a going concern.

      The significant operating losses incurred by us since the second quarter of 2000 through the end of 2001 resulted in a significant reduction in our cash. In order to strengthen our financial position and provide cash for working capital purposes, in March 2002, we issued senior secured convertible debentures in the aggregate amount of $10.5 million in a private placement. The debentures are due March 25, 2006, are payable in common stock or cash, at our option provided certain conditions are satisfied, and bear interest at an annual rate of 5% payable quarterly in common stock or cash, at our option, provided certain conditions are satisfied. To date, all quarterly interest payments under the debentures have been made in cash. The debentures may be converted currently into 2,986,093 shares of our common stock at the option of the holders at a price of $3.5163 per share, subject to certain adjustments. The conversion price will adjust if we issue certain additional shares of our common stock or instruments convertible into common stock at a price that is less than the conversion price of the debentures. We have the right to require the holders to convert their debentures into common stock if the closing price of our common stock exceeds 175% of the conversion price for 20 consecutive days after September 26, 2003.

      In connection with the issuance of the debentures, we also issued warrants to purchase 828,861 shares of our common stock at an exercise price of $4.2755 per share. The exercise price may be adjusted if we issue certain additional shares of our common stock or instruments convertible into common stock at a lower price than the initial exercise price. The warrants expire on March 25, 2007. The holders of the debentures also received the right to purchase shares of to-be-created Series A preferred stock (the "Preferred Stock Rights") at certain dates in the future. The first Preferred Stock Right to purchase 575 shares for $5.8 million expired on May 6, 2002. The holders did not exercise the right to purchase these shares of Series A preferred stock. A second Preferred Stock Right to purchase 307 shares for $3.1 million may be exercised at any time after the six-month anniversary but before the fifteen-month anniversary of the issuance of the debentures. A third Preferred Stock Purchase Right to purchase 170 shares for $1.7 million expired on May 6, 2002. The holders did not exercise the right to purchase these shares of Series A preferred stock. The debenture holders were also granted certain equity participation and registration rights.

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

      In addition, the debentures include certain financial covenants related to our financial performance during 2003. If adjusted EBITDA for the year ended December 31, 2003 are less than $6.5 million, our debenture holders may require that we prepay all or a portion of up to 100% of the outstanding principal amount of their debentures, plus accrued interest. The redemption may be made in common stock or cash at our option provided certain conditions are satisfied. Our adjusted EBITDA for the quarter ended March 31, 2003 was $0.4 million.

      If we do not have sufficient cash to repay these amounts early and are required to do so, we may be required to seek additional capital through a sale of assets, sale of additional securities or through additional borrowings, none of which may be available on terms reasonably acceptable to us.

      In connection with the issuance of the debentures, the outstanding amounts borrowed from the bank under our accounts receivable-based and our equipment financing arrangements were repaid, and the related loan agreements were terminated. The standby letter of credit, as amended, issued by the bank in December 2000, in the amount of $2.0 million with an expiration date of September 30, 2003 remains outstanding and secured with our pledge of a certificate of deposit in the amount of $2.0 million that matures on May 31, 2003. As the result of an updated analysis of their inventory and credit risk, our subcontract manufacturer agreed in the first quarter to a reduction of the letter of credit from $2.5 million to $2.0 million. The corresponding $500,000 reduction in the amount of the pledged certificate of deposit was a source of cash for us in the first quarter. We do not expect this requirement to change again during the remainder of the year.

      Proceeds from the issuance of the $10.5 million of debentures significantly improved our cash position and working capital; and our cash position and working capital have continued to improve as a result of our cash flow from operations. Our balance of cash and cash equivalents was $14.3 million as of March 31, 2003, up $1.6 million from December 31, 2002. Accounts payable and accrued expenses totaled $7.1 million at March 31, 2003, down $2.6 million from December 31, 2002, and current assets exceeded current liabilities by approximately $10.7 million as of March 31, 2003.

      Based on our current cost structure, our ability to generate net income in the future is, in large part, dependent on our success in achieving quarterly revenue of at least $11.0 million to $12.0 million, achieving quarterly gross margins of 70% to 75% and maintaining or further reducing operating expenses. Due to market conditions, competitive pressures, and other factors beyond our control, there can be no assurances that we will be able to meet these goals. In the event that the anticipated revenue goals are not met, we may be required to further reduce our cost structure. If we cannot achieve these operating goals during 2003, we may not be able to meet the financial covenant contained in the Debentures and may be subject to early repayment of the Debentures.

      Future minimum payments as of March 31, 2003 under the debentures and non-cancelable operating leases are as follows (in thousands):

                                                                       Operating
                                                        Debentures      Leases
                                                        ----------     ---------
         2003 ......................................     $    396       $1,312
         2004 ......................................          528        1,883
         2005 ......................................          528        1,863
         2006 ......................................       10,622        1,886
         Thereafter ................................           --           --
                                                         --------       ------
                   Total minimum payments ..........       12,074       $6,944
                                                                        ======
         Interest element of payment ...............       (1,574)
                                                         --------
         Present value of future minimum payments ..       10,500
         Unamortized debt discount .................       (2,342)
         Current portion ...........................           --
                                                         --------
         Long-term portion .........................     $  8,158
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

      Our technical support contracts require us to provide technical support and unspecified software updates to customers on a when and if available basis. We recognize customer support revenue, including support revenue that is bundled with product sales, ratably over the term of the contract period, which generally ranges from one to three years. We recognize revenue from services when the services are performed. Subscription fees for our benchmark reports are recognized upon delivery of the reports. The remaining subscription fees will be complete in May 2003 when the final contract under which we are obligated to provide service will be complete.

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

Allowance for Bad Debt

      We grant credit terms without collateral to our customers and, prior to 2002, had not experienced any significant credit related losses. During 2002, the Company wrote-off approximately $0.7 million in receivable balances due from WorldCom, following WorldCom's bankruptcy filing, against the allowance for bad debts. During the three months ended March 31, 2003, we sold the previously written-off receivables for WorldCom to an unrelated third party for approximately $0.3 million. Accounts receivable include allowances to record receivables at their estimated net realizable value, which is determined based on estimates for bad debt. The estimates are based on historical information and specific review of outstanding receivables at the end of each reporting period. If future events occur that impact our customers, additional write-downs of our accounts receivable may be required.

Factors That May Affect Future Results

      Our operations and financial condition are subject to certain other risks and uncertainties, including among others, our accumulated deficit and uncertainty of future profitability and possible fluctuations in financial results, our potential inability to meet the financial covenant in our Debentures during 2003, dependence on network service providers, substantial fixed operating costs, possible dilution to our common stockholders, dependence on sales to key customers, including WorldCom, dependence on a sole-source subcontract manufacturer, potential delisting and reduced liquidity of our shares resulting from failure to meet Nasdaq listing requirements, the potential triggering of early repayment of our debentures, the downturn in the telecommunications industry, long sales cycles, improvements to the infrastructure of the Internet, rapid technological change, growing competition from several market segments, errors in our products, dependence upon sole and limited source suppliers, potential fluctuations in component pricing, potential claims of patent infringement by third parties, potential failure to protect our intellectual property rights, dependence upon key employees and our ability to retain employees. In addition the military actions being taken against Iraq by the United States and its allies have increased the already substantial economic and political uncertainties that could have an adverse effect on Visual Networks' business. The market for our products is growing and our business environment is characterized by rapid technological changes, changes in customer requirements and new emerging market segments. Consequently, to compete effectively, we must make frequent new product introductions and enhancements and deploy sales and marketing resources to take advantage of new business opportunities. Failure to meet any of these and other challenges could adversely affect our future operating results.

      This Quarterly Report on Form 10-Q contains forward-looking information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those sections. Our future results may be impacted by the various important factors summarized in this Quarterly Report and more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

      During 2002, we issued long-term debt in the form of the convertible debentures discussed in Note 3 of Notes to Consolidated Financial Statements. The convertible debentures bear interest at a fixed annual rate of 5%. We are also exposed to market risk from changes in interest rates. Our investment policy restricts us to investing only in investment-grade securities. A failure of these investment securities to perform at their historical levels could reduce the interest income realized by us. As of March 31, 2003, the fair value of our long-term debt did not differ materially from its carrying value.

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

Item 4. Controls and Procedures

      Our management, under the supervision and with the participation of Peter
J. Minihane, our President and Chief Executive Officer and principal financial officer during the three months ended March 31, 2003, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing of this quarterly report. Based on that evaluation, Mr. Minihane concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

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

   4.2@@ Form of 5% Senior Secured Convertible Debenture of Visual Networks, Inc. due March 25, 2006 (filed as Exhibit 99.2 to the Form 8-K).

   4.3@@ Form of Warrant of Visual Networks, Inc., dated March 25, 2002 (filed as Exhibit 99.4 to the Form 8-K).

   10.1*          1994 Stock Option Plan.

   10.2*          1997 Omnibus Stock Plan, as amended.

  10.2.1**        Amendment No. 2 to the 1997 Omnibus Stock Plan (related to
                  Exhibit 10.2).

   10.3*          Amended and Restated 1997 Directors' Stock Option Plan.

  10.3.1** Amendment No. 2 to the 1997 Directors' Stock Option Plan (related to Exhibit 10.3).

   10.4!!         2000 Stock Incentive Plan, as amended.

  10.4.1**        Amendment No. 1 to the 2000 Stock Incentive Plan (related to
                  Exhibit 10.4).

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

  10.5.2&& Agreement, dated July 25, 2002, by and between the Company and MCI WorldCom Network Services, Inc.

  10.5.3! Amendment to the Agreement by and between the Company and MCI WorldCom Network Services, Inc. (related to Exhibit 10.5.2).

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

 10.8.3***        Third Lease Amendment, dated January 10, 2000, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8).

  10.8.4!! Fourth Lease Amendment, dated May 17, 2000, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8).

  10.11!! Lease Agreement, dated April 7, 2000, by and between Visual Networks, Inc. and TA/ Western, LLC.

  10.20$$ 1999 Employee Stock Purchase Plan, as amended April 11, 2001 and January 9, 2002.

   10.28 Employment Agreement, dated April 28, 2003, by and between the Company and Lawrence S. Barker.

   10.29 Nonstatutory Stock Option Grant Agreement, dated April 28, 2003, by and between the Company and Lawrence S. Barker.

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

  10.37** OEM Software License Agreement between Cisco Systems, Inc. and the Company, dated December 3, 2002.

 10.37.1**        Amendment No. 1 to the OEM Software License Agreement between
                  Cisco and the Company, effective December 3, 2002 (related to
                  Exhibit 10.37).

  21.1****        List of subsidiaries of the Company.

    99.1          Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

     * Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-41517.

     ** Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

     ! Incorporated by reference herein by reference to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2002

(b) Reports on Form 8-K

      (1) On January 7 2003, we filed an Item 5 8-K announcing the appointment of Patrick Clark and Steven Hindman as executive officers and announcing the dismissal of our class action lawsuit.

      (2) On March 27, 2003, we filed an Item 7 8-K attaching the 906 Certification under Sarbanes-Oxley Act by Mr. Minihane.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VISUAL NETWORKS, INC.


                                          By: /s/ Peter J. Minihane
                                          --------------------------------------
                                              Peter J. Minihane
                                              Executive Officer and Director

May 7, 2003

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


May 7, 2003                             By: /s/ Peter J. Minihane
                                            ------------------------------------
                                            Name:  Peter J. Minihane
                                            Title: President, Chief Executive
                                                   Officer and Director
                                                   (Principal Executive Officer
                                                   and Principal Financial and
                                                   Accounting Officer) during
                                                   the three months ended
                                                   March 31, 2003