Form 10-Q
period 2003-06-30
VISUAL NETWORKS INC
filed 2003-08-15
CIK 1000495

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-0001

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-23699

VISUAL NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1837515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2092 Gaither Road, Rockville, MD	20850-4013
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (301) 296-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, par value $.01 per share, as of August 11, 2003 was 32,645,092 shares.

VISUAL NETWORKS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2003

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

VISUAL NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2002	June 30, 2003 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,708	$10,064
Restricted short-term investment	2,503	2,000
Accounts receivable, net of allowance of $358 as of December 31, 2002 and June 30, 2003	7,185	6,883
Inventory, net	3,393	3,497
Other current assets	259	1,051

Total current assets	26,048	23,495
Property and equipment, net	3,481	2,888
Deferred debt issuance costs	768	650

Total assets	$30,297	$27,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,733	$7,038
Deferred revenue	5,974	5,310
Customer deposits	—	250

Total current liabilities	15,707	12,598
Convertible debentures, net of unamortized debt discount of $2,537 and $2,147 as of December 31, 2002 and June 30, 2003, respectively	7,963	8,353

Total liabilities	23,670	20,951

Commitments and Contingencies (Note 5)
Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 32,398,856 and 32,630,971 shares issued and outstanding as of December 31, 2002 and June 30, 2003, respectively	324	326
Additional paid-in capital	474,719	474,939
Warrants	2,087	2,087
Deferred compensation	(2)	—
Accumulated deficit	(470,501)	(471,270)

Total stockholders’ equity	6,627	6,082

Total liabilities and stockholders’ equity	$30,297	$27,033

See accompanying notes to consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2003	2002	2003
Revenue:
Hardware	$8,759	$6,572	$19,820	$13,146
Software	3,703	732	5,094	1,028
Support and services	2,747	2,469	7,088	4,803

Total revenue	15,209	9,773	32,002	18,977

Cost of revenue:
Product	3,071	2,306	7,303	4,284
Support and services	580	259	1,324	535

Total cost of revenue	3,651	2,565	8,627	4,819

Gross profit	11,558	7,208	23,375	14,158

Operating expenses:
Research and development	3,137	2,572	6,462	5,319
Sales and marketing	5,266	3,437	11,201	6,880
General and administrative	1,971	1,512	3,738	2,460

Total operating expenses	10,374	7,521	21,401	14,659

Income (loss) from operations	1,184	(313)	1,974	(501)
Other income	—	—	—	452
Interest expense, net	(369)	(364)	(478)	(720)

Net income (loss)	$815	$(677)	$1,496	$(769)

Basic earnings (loss) per share	$0.03	$(0.02)	$0.05	$(0.02)

Diluted earnings (loss) per share	$0.03	$(0.02)	$0.05	$(0.02)

Basic weighted-average shares outstanding	32,106	32,569	32,033	32,500

Diluted weighted-average shares outstanding	32,142	32,569	32,487	32,500

See accompanying notes to consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2002	2003
Cash flows from operating activities:
Net income (loss)	$1,496	$(769)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,898	1,021
Non-cash interest expense	253	508
Translation gain from foreign subsidiary	(21)	—
Changes in assets and liabilities:
Accounts receivable	(4,411)	302
Inventory	458	(104)
Other assets	357	(792)
Accounts payable and accrued expenses	(369)	(2,693)
Deferred revenue	(2,369)	(664)
Customer deposits	(3,588)	250

Net cash used in operating activities	(6,296)	(2,941)

Cash flows from investing activities:
Net sales of short-term investments	—	503
Expenditures for property and equipment	(589)	(428)

Net cash provided by (used in) investing activities	(589)	75

Cash flows from financing activities:
Exercise of stock options and employee stock purchase plan	349	222
Net repayments under credit agreements	(2,039)	—
Proceeds from issuance of convertible debentures and warrants, net of issuance costs	9,573	—
Principal payments on capital lease obligations	(285)	—

Net cash provided by financing activities	7,598	222

Net increase (decrease) in cash and cash equivalents	713	(2,644)
Cash and cash equivalents, beginning of period	5,921	12,708

Cash and cash equivalents, end of period	$6,634	$10,064

Supplemental cash flow information:
Cash paid for interest	$166	$276

See accompanying notes to consolidated financial statements.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies:

Visual Networks, Inc. (“Visual” or the “Company”) designs, manufactures, sells and supports systems that manage the level of service provided over telecommunications networks, including networks that support the Internet.

Risks and Other Important Factors

The Company incurred significant losses from the second quarter of 2000 through the fourth quarter of 2001. The deterioration of the Company’s operating results in 2000, excluding the effects of impairment and restructuring charges and the write-off of in-process research and development (“IPR&D”), was due primarily to decreased revenue and increased operating expenses compared to 1999. The Company made significant reductions in operating expenses in 2000 and 2001, including those resulting from the closure of three facilities and the reduction of its workforce by approximately 230 employees through the end of 2001. During 2002, the Company reduced its workforce by approximately 60 additional employees, approximately 40 of whom were terminated during the six months ended June 30, 2002. There were no workforce reductions during the six months ended June 30, 2003. However, the Company has continued to reduce operating expenses through other non-employee cost savings measures such as revised bonus and commission plans and reduced marketing and other discretionary spending. The Company incurred a net loss of $0.8 million for the six months ended June 30, 2003 due to significantly decreased revenue that declined from $32.0 million for the six months ended June 30, 2002 to $19.0 million for the six months ended June 30, 2003, reflecting a reduction in sales for each of the Company’s major products. In addition, the Company’s balance of cash and cash equivalents decreased by $2.6 million in the six months ended June 30, 2003.

The success of the Company may be dependent on its ability to generate adequate cash from operations. The Company is relying on its existing cash and cash equivalents, together with future sales and the collection of the related accounts receivable to meet its future operating cash requirements. If cash provided by these sources is not sufficient to fund future operations, the Company will be required to further reduce its expenditures for operations or to seek additional capital through other means which may include additional borrowings, the sale of equity securities or the sale of assets. There can be no assurances that additional capital will be available, or available on terms that are reasonable or acceptable to the Company, particularly in light of its history of losses and accumulated deficit position.

Under the terms of the senior secured convertible debentures (the “Debentures”) issued by the Company in March 2002 (see Note 3), a number of events could force early repayment of 115% of the outstanding principal plus accrued and unpaid interest owed under the Debentures. In addition, if the Company’s earnings before interest, taxes, depreciation and amortization, less capital expenditures (“adjusted EBITDA”), as defined in the Debentures, for the year ended December 31, 2003 are less than $6.5 million, the Debenture-holders may require that the Company prepay all or a portion of up to 100% of the outstanding principal amount of the Debentures, plus accrued interest. The redemption may be made in cash or common stock at the Company’s option provided certain conditions are satisfied. Issuance of common stock to repay the debt could result in significant dilution.

Based on the Company’s projections, it is unlikely that the Company will meet or exceed this financial covenant. If the Company is unsuccessful in renegotiating or achieving this financial covenant, the Debenture-holders could require the Company to prepay any or all of the Debentures in cash or common stock at any time after the filing of the annual report on Form 10-K for the year ended December 31, 2003. Based on the Company’s current cash projections, the Company may be able to repay the Debentures in cash if such repayment is required. However, based on the Company’s current cash projections, the

Company would not have sufficient cash remaining to fund operations and would need to seek additional capital through additional borrowings, a sale of additional securities or a sale of assets. Although the Company believes that it has the ability to obtain additional capital, the results of raising such capital may be dilutive. Further, there can be no assurance that such additional capital will be available, or available on terms that are reasonable or acceptable to the Company. If the Company is unable to raise sufficient cash, the business and financial condition of the Company would be materially adversely affected such that the Company may need to consider other alternatives for the future of the Company. The Company’s limited capital resources and significant accumulated deficit could also result in the Company’s inability to continue as a going concern.

The Company’s operations are subject to certain other risks and uncertainties, including among others, its accumulated deficit, uncertainty about future profitability, substantial dilution if the Company is required to raise capital through the sale of equity, dependence on major service provider customers during a general economic downturn in the telecommunications industry, unanticipated delays from subcontract manufacturers, potential failure to comply with Nasdaq listing requirements, sufficiency of cash to repay the Debenture-holders if early repayment is required, successful incorporation of the Company’s products into service providers’ infrastructures, long sales cycles, changes in the market’s acceptance of and demand for the Company’s products, rapidly changing technology, current and potential competitors with greater financial, technological, production, and marketing resources, potential errors in the Company’s products or services, dependence on sole and limited source suppliers, limited protection of intellectual property and proprietary rights, dependence on key management personnel, ability to recruit and retain employees, difficulties assimilating future acquisitions and uncertainty of future financial results.

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

These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring which are necessary for a fair presentation of results for the interim periods. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results that will be achieved for the entire year ending December 31, 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of Visual Networks, Inc. and its wholly owned subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation.

Investments

The Company holds a certificate of deposit in the amount of $2.0 million that matures on December 30, 2003. The certificate of deposit, the balance of which was $2.5 million as of December 31, 2002, has been included as a restricted short-term investment (see Note 2) in the accompanying consolidated balance sheets as of December 31, 2002 and June 30, 2003. The certificate of deposit is held by a bank to collateralize a

$2.0 million letter of credit issued in favor of one of the Company’s contract manufacturers that expires on September 30, 2003. Subsequent to June 30, 2003, the letter of credit was amended, reducing the amount to $1.5 million and extending the term to September 30, 2004. Accordingly, the certificate of deposit was reduced by $500,000.

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

Inventory, stated at the lower of average cost or market, with costs determined on the first-in, first-out basis, consists of the following (unaudited, in thousands):

	December 31, 2002	June 30, 2003
Raw materials	$486	$217
Work-in-progress	61	258
Finished goods	2,846	3,022

	$3,393	$3,497

The Company records a provision for excess and obsolete inventory whenever such an impairment has been identified.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (unaudited, in thousands):

	December 31, 2002	June 30, 2003
Accounts payable	$3,429	$2,203
Accrued compensation	1,223	593
Accrued restructuring	580	509
Other accrued expenses	4,501	3,733

	$9,733	$7,038

Revenue Recognition

The Company’s network performance management products and services include hardware, software, professional services and technical support. The Company recognized the final revenue for existing benchmark services contracts, under which the Company was still required to perform services during the three months ended June 30, 2003. Benchmark services, professional services and technical support revenues are reported as service revenue in the accompanying consolidated statements of operations. The Company recognizes revenue from the sale or license of its products in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” and SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition and Financial

Statements,” which summarizes existing accounting literature and requires that four criteria be met prior to the recognition of revenue. The accounting policies regarding revenue recognition are written to comply with the following criteria: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is probable. The third and fourth criteria may require the Company to make significant judgments or estimates.

To determine if a fee is fixed or determinable, the Company evaluates rights of return, customer acceptance rights, if applicable, and multiple-element arrangements of products and services to determine the impact on revenue recognition. The Company’s agreements generally have not included rights of return except in certain reseller relationships that include stock rotation rights. If offered, rights of return only apply to hardware. If an agreement provides for a right of return, the Company typically recognizes revenue when the right has expired or the product has been resold by the distribution channel. If the Company has sufficient historical information to allow it to make an estimate of returns in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists,” the Company defers an estimate for such returns and recognizes the remainder at the date of shipment. If an agreement provides for evaluation or customer acceptance, the Company recognizes revenue upon the completion of the evaluation process, acceptance of the product by the customer and completion of all other criteria. Most of the Company’s sales are multiple-element arrangements and include hardware, software, and technical support. The Company’s software sales sometimes include professional services for implementation but these services are not a significant source of the Company’s revenue. Training is also offered but is not a significant source of the Company’s revenue. Revenue from multiple-element arrangements is recognized using the residual method whereby the fair value of any undelivered elements, such as customer support and services, is deferred and any residual value is allocated to the software and recognized as revenue upon delivery. The fair values of any undelivered elements, typically professional services, technical support and training, have been determined based on the Company’s specific objective evidence of fair value, which is based on the price that the Company charges customers when the element is sold separately.

The Company’s technical support contracts require it to provide technical support and unspecified software updates to customers on a when and if available basis. The Company recognizes customer support revenue, including support revenue that is bundled with product sales, ratably over the term of the contract period, which generally ranges from one to three years. The Company recognizes revenue from services when the services are performed. Subscription fees for the Company’s Visual Internet Benchmark reports are recognized upon delivery of the reports. The remaining deferred subscription fee revenue was recognized in the three months ended June 30, 2003 when the final contract under which the Company was obligated to provide service was completed. No additional subscription fee revenue for this product is anticipated beyond June 30, 2003. The Company receives royalty payments from the purchaser of the Visual Internet Benchmark service on new contracts, which are included in support and services revenue in the accompanying statements of operations for the three and six months ended June 30, 2002 and 2003.

The Company sells its products directly to service providers, through indirect channels (“resellers”) and to end-user customers. Certain reseller customers have stock rotation rights, under which the customer can exchange previously purchased products for other products of equal or greater cost, subject to certain limitations, based on their end-user customers’ requirements. The Company recognizes revenue under these arrangements once the stock rotation right expires or the product has been resold by the distributor.

The Company also examines the specific facts and circumstances of all sales arrangements with payment terms extending beyond its normal payment terms to make a determination of whether the sales price is fixed or determinable and whether collectibility is probable. Payment terms are not tied to milestone deliverables or customer acceptance. The evaluation of the impact on revenue recognition, if any, includes the Company’s history with the particular customer and the specific facts of each arrangement. It is generally not the Company’s practice to offer payment terms that differ from its normal payment terms, and the Company has not written off any accounts receivable related to extended payment term arrangements.

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

In May 2001, the Company announced the discontinuation of the Visual Trinity product, the primary product acquired with Avesta Technologies, Inc. (“Avesta”), and stopped all development efforts. The Company provided technical support for the Visual Trinity product through September 2002 and has no remaining technical support obligations to the Visual Trinity customers. As a result, revenue related to this product subsequent to May 2001 consisted primarily of technical support revenue, all of which was recognized over the terms of the relevant agreements. In addition, the Company receives royalty payments from a third party who has certain distribution rights for the Visual Trinity product. These royalties are included in support and services revenue for the six months ended June 30, 2003 and are insignificant. There were no Visual Trinity royalties for the six months ended June 30, 2002.

In 2002, the remaining customer for the CellTracer product, Network Associates, placed what they indicated would be final orders. Also, in 2002, the Company continued to evaluate the future of the Visual eWatcher and CellTracer products. Neither product produced significant revenue for the three and six months ended June 30, 2002 or 2003. The Company believes that the technology of both products may be useful to other products in the future and the Company is exploring alternatives for these technologies. However, the Company decided not to focus its development or sales efforts on these products in 2003.

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company generally sells its products to large telecommunications and Internet service provider companies primarily in the United States of America. The Company grants credit terms without collateral to its customers and, prior to the bankruptcy of one of the Company’s significant customers during 2002 as described below, has not experienced any significant credit related losses. Accounts receivable include allowances to record receivables at their estimated net realizable value. As of June 30, 2003, two customers individually represented 37% and 12% of accounts receivable.

A significant customer of the Company, MCI, filed for bankruptcy on July 21, 2002. Sales to MCI represented approximately $6.3 million in revenue for the year ended December 31, 2002. The Company wrote off approximately $0.7 million of accounts receivable due from MCI against the allowance for bad debts during 2002. The Company entered into an agreement to sell these previously written-off receivables to an unrelated third party for approximately $0.3 million, which is recorded as a reduction to bad debt expense in general and administrative expense in the accompanying consolidated results of operations for the six months ended June 30, 2003.

Due to the relationship that the Company has with MCI and its customers, the Company is continuing to sell products to MCI during its bankruptcy. The Company has taken steps to limit its financial exposure. In July 2002, the Company signed an agreement (the “July Agreement”) with MCI that established new terms and conditions under which the Company shipped products to MCI during the initial weeks of MCI’s bankruptcy. After MCI made timely payment of the related invoices, the Company entered into a subsequent agreement (the “August Agreement”) that changed MCI’s payment terms to substantially those that existed prior to the bankruptcy filing. MCI complied with the terms of the July Agreement and August Agreement during the year ended December 31, 2002 and continues to be in compliance as of the date of this filing.

Warranty

The Company warrants its hardware products for periods of up to five years. The Company estimates its warranty obligation at the end of each period and charges changes of the liability to cost of revenue in the respective period. Such estimates are based on actual warranty cost experience.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires the accounting for and disclosure of guarantees and clarifies the requirements of FASB No. 5, “Accounting for Contingencies.” The disclosure requirements of this interpretation are effective for periods ending after December 15, 2002 and accounting for guarantees is required for periods beginning after December 15, 2002. Accordingly, in the first quarter of 2003, the Company adopted the requirements of FIN 45. The adoption did not have a material effect on the Company’s financial position or results of operations.

The following is a summary of the change in the Company’s accrued warranty during the six months ended June 30, 2003 (unaudited, in thousands):

Balance as of December 31, 2002	$402
Provisions for warranty	71
Settlements made	(39)

Balance as of June 30, 2003	$434

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

Segment Reporting and Significant Customers

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. Management has concluded that the Company’s operations occur in one segment only based upon the information used by management in evaluating the performance of the business. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The revenue and assets of the Company’s foreign subsidiaries have not been significant. For the six months ended June 30, 2002, three customers individually represented 34%, 15% and 11% of revenue. For the six months ended June 30, 2003, three customers individually represented 35%, 21% and 10% of revenue. The agreements with the Company’s significant customers do not obligate these customers to make any minimum purchases from the Company.

The following table presents the Company’s revenue by product (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Visual UpTime	$10,446	$8,523	$24,063	$16,750
Visual IP InSight	4,261	1,120	5,813	1,981

Continuing products	14,707	9,643	29,876	18,731

Visual Internet Benchmark	235	23	630	57
Visual Cell Tracer	1	—	768	—
Visual Trinity and eWatcher	72	—	446	—

Discontinued products	308	23	1,844	57

Royalties	194	107	282	189

Total revenue	$15,209	$9,773	$32,002	$18,977

Basic and Diluted Earnings (Loss) Per Share

SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.

Diluted earnings (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase 8,636,436 shares of common stock that were outstanding at June 30, 2002 has been included in the computation of diluted earnings per share for the three and six months ended June 30, 2002. The effect of the convertible Debentures issued in March 2002 (see Note 3) that are convertible into 2,986,093 shares of common stock has not been included in the computation of diluted earnings per share for the three and six months ended June 30, 2002 as their effect would be anti-dilutive. Options and warrants to purchase 9,590,533 shares of common stock that were outstanding as of June 30, 2003 were not included in the computation of diluted loss per share for the three and six months ended June 30, 2003 as their effect would be anti-dilutive. The effect of the convertible Debentures has not been included in the computation of diluted earnings per share for the three and six months ended June 30, 2003 as their effect would be anti-dilutive.

The following details the computation of the earnings (loss) per share (unaudited, in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net income (loss)	$815	$(677)	$1,496	$(769)

Basic weighted-average shares outstanding:
Average number of shares of common stock outstanding	32,106	32,569	32,033	32,500
Diluted weighted-average shares outstanding:
Treasury stock effect of options and warrants	36	—	454	—

Diluted weighted-average shares outstanding	32,142	32,569	32,487	32,500

Earnings (loss) per common share:
Basic earnings (loss) per share	$0.03	$(0.02)	$0.05	$(0.02)

Diluted earnings (loss) per share	$0.03	$(0.02)	$0.05	$(0.02)

New Accounting Pronouncements

In August 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” It addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The new standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The Company believes that the adoption of this standard will not have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity in its balance sheet. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company believes that the adoption of this standard will not have a material effect on the Company’s financial position or results of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

2. Bank Borrowings:

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

In December 2000, the bank issued a standby letter of credit, as amended, in favor of the Company’s contract manufacturer, that expires on September 30, 2004 (the original expiration date was March 31, 2002) in the amount of $1.5 million. The letter of credit was $2.5 million as of December 31, 2002. The Company secured the letter of credit with a pledge of a certificate of deposit in the amount of $2.0 million that expires on December 30, 2003, as amended from $2.5 million. The Company expects to decrease the certificate of deposit to $1.5 million to correspond to the current value of the letter of credit. Upon maturity of the existing certificate of deposit, the Company expects to use the proceeds to obtain a new certificate of deposit that would expire on September 30, 2004, and would also be pledged to secure the letter of credit. The certificate of deposit is recorded as a restricted short-term investment in the accompanying consolidated balance sheets as of December 31, 2002 and June 30, 2003.

3. Convertible Debentures:

In March 2002, the Company issued senior secured convertible Debentures in the aggregate amount of $10.5 million in a private placement. The Debentures are due March 25, 2006, are payable in cash or common stock, at the Company’s option provided certain conditions are satisfied, and bear interest at an annual rate of 5% payable quarterly in cash or common stock, at the Company’s option, provided certain conditions are satisfied. To date, all quarterly interest payments under the Debentures have been made in cash. The Debentures may be converted initially into 2,986,093 shares of the Company’s common stock at the option of the holders at a price of $3.5163 per share, subject to certain adjustments. The conversion price of the Debentures will adjust if the Company issues additional shares of common stock or instruments convertible into common stock at a price that is less than the then-effective conversion price of the Debentures. The Company has the right to require the holders to convert their Debentures into common stock if the closing price of the Company’s common stock exceeds 175% of the conversion price for 20 consecutive days after September 26, 2003.

In connection with the issuance of the Debentures, the Company issued to the holders warrants to purchase 828,861 shares of its common stock at an initial exercise price of $4.2755 per share. The exercise price would be adjusted until March 25, 2004, and thereafter on a weighted average basis, if the Company issues additional shares of common stock or instruments convertible into common stock at a lower price than the then-effective exercise price. The warrants expire on March 25, 2007.

The holders of the Debentures also received the right to purchase shares of to-be-created Series A preferred stock, which have now expired unexercised. The Debenture-holders were also granted certain equity participation and registration rights.

Under the terms of the Debentures, a number of events could trigger the Debenture-holders’ right to force early repayment of 115% of the outstanding principal plus accrued and unpaid interest owed under the Debentures. Events constituting a triggering event include:

•	default by the Company on other indebtedness or obligations under any other debenture, mortgage, credit agreement or other facility, indenture agreement, factoring agreement or other instrument under which there may be issued, or by which there may be secured or evidenced, any indebtedness for borrowed money or money due under any long term leasing or factoring arrangement in an amount exceeding $500,000;

•	failure by the Company to have its common stock listed on an eligible market;

•	bankruptcy of the Company;

•	engagement by the Company in certain change in control, sale of assets or redemption transactions;

•	failure by the Company to file its 2003 annual report on Form 10-K no later than March 31, 2004; and

•	certain other failures by the Company to perform obligations under the Debenture agreement and/or the related agreements.

In addition, the Debentures include certain financial covenants related to the Company’s financial performance during 2003. If the Company’s earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”), as defined in the Debentures, for the year ended December 31, 2003 are less than $6.5 million, the Debenture-holders may require that the Company prepay all or a portion of up to 100% of the outstanding principal amount of their Debentures, plus accrued interest. The redemption may be made in cash or common stock at the Company’s option provided certain conditions are satisfied. Issuance of common stock to repay the debt could result in significant dilution.

Based on our projections, it is unlikely that we will meet or exceed this financial covenant. If we are unsuccessful in renegotiating or achieving this financial covenant, the Debenture-holders could require us to prepay any or all of the Debentures in cash or common stock at any time after the filing of our annual report on Form 10-K for the year ended December 31, 2003. Based on our current cash projections, we may be able to repay the Debentures in cash if such repayment is required. However, we would not have sufficient cash remaining to fund operations and would need to seek additional capital through additional borrowings, a sale of additional securities or a sale of assets, none of which may be available on terms reasonably acceptable to us. Although we believe that we have the ability to obtain additional capital, the results of raising such capital may be dilutive. There can be no assurance that such additional capital will be available, or available on terms that are reasonable or acceptable to us. If we are unable to raise sufficient cash, the Company would be unable to continue as a going concern and we would be required to consider other alternatives for the future of the Company.

The aggregate amount of the Debentures, $10.5 million, is included in the accompanying balance sheets as of December 31, 2002 and June 30, 2003, net of unamortized debt discount of approximately $2.5 million and $2.1 million, respectively. The net amount represents the fair market value after allocating the proceeds to the various additional components of the debt. Approximately $2.1 million in proceeds from the Debentures were allocated to the value of the warrants. The fair value of the warrants was determined using the Black-Scholes valuation model with the following assumptions: no dividend yield, expected volatility of 129%, risk-free interest rate of 4.85% and a term of five years. Approximately $0.3 million in proceeds from the Debentures was allocated to the value of the Preferred Stock Rights as determined by an appraisal. On the date of issuance of the Debentures, the conversion price of the Debentures, after taking into consideration the allocation of proceeds to the warrants and Preferred Stock

Rights, was less than the quoted market price of the Company’s common stock. Accordingly, approximately $1.0 million in proceeds from the Debentures was allocated to additional paid-in capital to recognize this beneficial conversion feature. The discount on the Debentures resulting from the allocation of proceeds to the value of the warrants, Preferred Stock Rights and beneficial conversion is being amortized as a charge to interest expense over the four-year period until the Debentures become due in March 2006.

4. Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation” that defines a “fair value based method” of accounting for stock-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Prior to the issuance of SFAS No. 123, stock-based compensation was accounted for under the “intrinsic value method” as defined by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation is the excess, if any, of the market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” It provides additional transition guidance for those companies that elect to voluntarily adopt the accounting provisions of SFAS No. 123. SFAS No. 148 does not change the provisions of SFAS No. 123 that allow companies to continue to apply the intrinsic value method of APB No. 25. The new standard is effective for fiscal years beginning after December 15, 2002. The standard also contains interim disclosure provisions that are effective for the first interim period beginning after December 15, 2002. The Company currently accounts for stock-based compensation under APB No. 25 and does not plan to adopt the provisions of SFAS No. 123. However, the Company has adopted the additional disclosure requirements required under SFAS No. 148.

The Company recorded deferred compensation of approximately $100,000 related to stock option grants during the six months ended June 30, 2002. The Company amortized approximately $104,000 and $2,000 of deferred compensation during the six months ended June 30, 2002 and 2003, respectively.

If compensation expense had been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been reported at the pro forma amounts indicated below (unaudited, in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net income (loss), as reported	$815	$(677)	$1,496	$(769)
Add: Stock-based employee compensation expense included in reported net income (loss)	16	—	104	2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,902)	(1,469)	(4,355)	(2,942)

Pro forma net loss	$(1,071)	$(2,146)	$(2,755)	$(3,709)

Earnings (loss) per share:
Basic: as reported	$0.03	$(0.02)	$0.05	$(0.02)

Basic: pro forma	$(0.03)	$(0.07)	$(0.09)	$(0.11)

Diluted: as reported	$0.03	$(0.02)	$0.05	$(0.02)

Diluted: pro forma	$(0.03)	$(0.07)	$(0.09)	$(0.11)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the three and six months ended June 30, 2002 and 2003: no dividend yield, expected volatility from 98% to 220%, risk-free interest rates from 2.6% to 4.5% and an expected term of 5 years.

5. Commitments and Contingencies:

Litigation

The Company is periodically a party to disputes arising from normal business activities including various employee-related matters. In the opinion of management, resolution of these matters will not have a material adverse effect upon the Company’s financial position or future operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

From our incorporation in August 1993 through December 1996, our principal objective was to secure sufficient equity financing to enable us to accelerate product development efforts of Visual UpTime for frame relay deployment and create the corporate infrastructure necessary to support these efforts. We first shipped Visual UpTime in mid-1995 and began generating significant revenue during 1996. Since our inception, we have focused on establishing relationships with service providers with the goal of having these service providers include our products into their infrastructure or in their service offerings to their subscribers. Consistent with this goal, we have established agreements with major service providers such as: AT&T, BellSouth, Earthlink, Equant, MCI, SBC, Sprint, and Verizon. During 1998, 1999 and 2000, we continued to focus on selling Visual UpTime and added to our product portfolio as a result of a series of acquisitions — the Net2Net product, CellTracer, in 1998; the Inverse products, Visual IP InSight and Visual Internet Benchmark, in 1999; and the Avesta products, Visual Trinity and Visual eWatcher, in 2000. During 2001, we discontinued development and sales efforts of Visual Trinity and sold the Visual Internet Benchmark service. In 2002, the remaining customer for our CellTracer product, Network Associates, placed what they indicated would be final orders. Also, in 2002, we continued to evaluate the future of the Visual eWatcher and CellTracer products. In their current form, neither product produced significant revenue for the year ended December 31, 2002. We believe that the technology of both products may be useful to other products in the future and we are exploring alternatives for these products. However, we decided not to focus our development or sales efforts on these products in 2003. Therefore, we do not anticipate any significant revenue from these products during 2003. We continue to focus our sales efforts on Visual UpTime and Visual IP InSight.

We acquired Avesta Technologies, Inc. (“Avesta”) on May 24, 2000. We believed that the acquisition of Avesta would provide critical pieces to our strategy to become one of the largest network performance management vendors with one of the industry’s broadest portfolios of products and functionality. We also anticipated that the merger would bring us closer to providing a single-vendor solution to the internet infrastructure management needs of customers, especially our intended integration of networks, systems and applications into a unified service view for service providers and their enterprise subscribers. We expected to generate revenue from the Avesta products of approximately $30 million in 2000. Instead, these products generated revenue of $7.3 million in 2000, and significantly increased our operating expenses. Subsequent to the acquisition, we concluded that, without significant modifications, the primary Avesta product, Trinity, was not a viable solution for our strategic service provider customers. The product was more specifically targeted to direct enterprise customers, which did not fit with our service provider focused business plan. As a result of an analysis performed in early 2001 by a company-wide task force, we determined that the time and expense required to make the Visual Trinity product competitive in its market space and more suitable to our service provider customers would be prohibitive. These factors, in conjunction with revenue declines in our other products, resulted in a $328.8 million impairment charge and $7.0 million in restructuring charges in 2000. In 2001, we discontinued the Visual Trinity product, resulting in $3.3 million in additional impairment charges related to the remaining intangible assets from the Avesta acquisition, $3.7 million in a write-down related to an investment that was acquired with Avesta that was determined to be impaired as of December 31, 2001 and $2.3 million (net of reversals) in restructuring charges. We did not have any significant remaining assets related to Avesta included in our balance sheet as of December 31, 2002 or June 30, 2003.

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

We returned to profitability for the three months ended March 31, 2002 and remained profitable for each quarter in 2002. However, we incurred a net loss of $0.8 million for the six months ended June 30, 2003 due to significantly decreased revenue that declined from $32.0 million for the six months ended June 30, 2002 to $19.0 million for the six months ended June 30, 2003, reflecting a reduction in sales for each of the Company’s major products. Visual UpTime revenue decreased by $7.3 million due to a decrease in demand reflecting: 1) the continued downturn in the telecommunications industry, which continues to be reflected in a slowdown in demand for telecommunications products and services, including those based on our products; 2) decreased capital spending by end-user customers resulting in slower deployment of inventory at our service providers, particularly AT&T; 3) tighter inventory control at our service provider customers resulting from the decreased capital spending by end-users, particularly AT&T; and 4) the loss of business to competitors. Revenue from the Visual IP InSight product decreased $3.8 million due to a significant sale to Verizon for $3.5 million during the six months ended June 30, 2002. Revenue from the Visual IP InSight product often fluctuates significantly from quarter to quarter due to the timing of sizeable orders placed by a limited number of service providers. Such fluctuations can also significantly affect our gross margin because our software costs of revenue are so insignificant. The $1.8 million decrease in revenue from Visual Internet Benchmark, Visual Trinity, Visual eWatcher and CellTracer reflects, respectively, the sale of Visual Internet Benchmark and the discontinuation of sales of Visual Trinity, Visual eWatcher and CellTracer.

We have refocused our sales, marketing and other efforts on our core Visual UpTime and Visual IP InSight products, our core service provider customers and service creation over resale to end users. We plan to understand market segmentation for Visual UpTime so we can more sell more efficiently and effectively in those segments. We have directed our Visual IP InSight development efforts at making the product more suitable for our core service provider customers and enabling the use of our product in higher-margin broadband networks over, for example, cable lines and Digital Subscriber Lines (DSL). We have also focused our efforts on training the Cisco sales force and building our pipeline for the Cisco product that is based on Visual UpTime, the Cisco Wide Area Performance Management System (“Cisco WAPMS”), that was announced during 2002. During the three months ended June 30, 2003, we recorded our first revenue related to Cisco WAPMS. The amount for the three months ended June 30, 2003 was insignificant.

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

Based on our current cost structure, our ability to generate net income in the future is, in large part, dependent on our success in achieving quarterly revenue of at least $11.5 million to $12.0 million, achieving quarterly gross margins of 70% to 75% and maintaining or further reducing operating expenses. Due to market conditions, competitive pressures, and other factors beyond our control, there can be no assurances that we will be able to meet these goals. In the event that the anticipated revenue goals are not met, we may not be profitable and we may be required to further reduce our cost structure.

Our Debentures include certain financial covenants related to our financial performance during 2003. If adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”), as defined in the Debentures, for the year ended December 31, 2003 are less than $6.5 million, our Debenture holders may require that we prepay all or a portion of up to 100% of the outstanding principal amount of their Debentures, plus accrued interest. The redemption may be made in cash or common stock at our option provided certain conditions are satisfied. Issuance of common stock to repay the debt could result in significant dilution.

It is not our intention to provide the adjusted EBITDA numbers for purposes of evaluating our liquidity. Our management does not use adjusted EBITDA as a measure of liquidity. However, we are including this number in this Quarterly Report because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet the debt covenant. Adjusted EBITDA is not a recognized term under generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to net income (loss) or cash flow provided by (used in) operating activities determined in accordance with GAAP. Because adjusted EBITDA, as defined in the Debentures, excludes some, but not all, items that affect net income, it may not be comparable to EBITDA, or other similarly titled measures used by other companies. The following table sets forth (i) the calculation of adjusted EBITDA and (ii) a reconciliation of adjusted EBITDA to our net cash used in operating activities (unaudited, in thousands):

Net loss, as reported	$(769)

Interest expense	784
Depreciation and amortization	1,021
Capital expenditures	(428)

Adjusted EBITDA	608
Cash interest expense	(276)
Capital expenditures	428
Changes in assets and liabilities	(3,701)

Net cash used in operating activities	$(2,941)

In order for us to meet the financial covenant for 2003 under the Debentures, we must achieve adjusted EBITDA during the remainder of 2003 in excess of $5.9 million. Based on our projections, it is unlikely that we will meet or exceed this financial covenant. If we are unsuccessful in renegotiating or achieving this financial covenant, the Debenture-holders could require us to prepay any or all of the Debentures in cash or common stock at any time after the filing of our annual report on Form 10-K for the year ended December 31, 2003. Based on our current cash projections, we may be able to repay the Debentures in cash if such repayment is required. However, we would not have sufficient cash remaining to fund operations and would need to seek additional capital through additional borrowings, a sale of additional securities or a sale of assets, none of which may be available on terms reasonably acceptable to us. Although we believe that we have the ability to obtain additional capital, the results of raising such capital may be dilutive. There can be no assurance that such additional capital will be available, or available on terms that are reasonable or acceptable to us. If we are unable to raise sufficient cash, the Company would be unable to continue as a going concern and we would be required to consider other alternatives for the future of the Company.

Subsequent to June 30, 2003, the U.S. General Services Administration (“GSA”) announced the proposed debarment of MCI from receiving new Federal government contracts. The proposed debarment triggers an immediate suspension of MCI’s eligibility to compete for new Federal government contracts. Also subsequent to June 30, 2003, Sprint has announced a recommendation from the General Services Administration Inspector General to consider whether to initiate debarment proceedings against Sprint. As of the date of this filing, we are unaware of any restriction on Sprint’s ability to continue to do business with the federal government. We are uncertain what impact, if any, these announcements will have on our business.

Results of Operations

The following table presents certain consolidated statement of operations data as a percentage of our revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Revenue:
Hardware	57.6%	67.2%	61.9%	69.3%
Software	24.3	7.5	15.9	5.4
Support and services	18.1	25.3	22.2	25.3

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	20.2	23.6	22.8	22.6
Support and services	3.8	2.6	4.2	2.8

Total cost of revenue	24.0	26.2	27.0	25.4

Gross profit	76.0	73.8	73.0	74.6

Operating expenses:
Research and development	20.6	26.3	20.2	28.0
Sales and marketing	34.6	35.2	35.0	36.2
General and administrative	13.0	15.5	11.6	13.0

Total operating expenses	68.2	77.0	66.8	77.2

Income (loss) from operations	7.8	(3.2)	6.2	(2.6)
Other income	—	—	—	2.4
Interest expense, net	(2.4)	(3.7)	(1.5)	(3.9)

Net income (loss)	5.4%	(6.9)%	4.7%	(4.1)%

The following table presents the revenue by product (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Visual UpTime	$10,446	$8,523	$24,063	$16,750
Visual IP InSight	4,261	1,120	5,813	1,981

Continuing products	14,707	9,643	29,876	18,731

Visual Internet Benchmark	235	23	630	57
Visual Cell Tracer	1	—	768	—
Visual Trinity and eWatcher	72	—	446	—

Discontinued products	308	23	1,844	57

Royalties	194	107	282	189

Total revenue	$15,209	$9,773	$32,002	$18,977

The following table presents the hardware, software, and support and services revenue attributable to customers that individually represented more than 10% of our total revenue for each period presented (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
AT&T	$5,376	$3,274	$11,017	$6,565
Interlink Communications Systems Inc	*	933	*	1,974
MCI	2,282	982	3,585	*
Sprint	*	1,943	*	4,023
Verizon	4,054	*	4,655	*
All other customers (each individually less than 10%)	3,497	2,641	12,745	6,415

Total revenue	$15,209	$9,773	$32,002	$18,977

*Less than 10%

Our primary sales and marketing strategy depends predominantly on sales of Visual UpTime and Visual IP InSight to telecommunications service providers. Service providers use our products as operations tools in their own network infrastructures, base value-added services on our products and resell our products to their customers. Pressure on capital expenditures and the decline in the telecommunications markets may delay the rollout of new services based on our products. Furthermore, any potential reduction in demand for value-added services or products from the service providers’ customers would directly impact the volume of our products purchased.

We expect that a significant portion of our revenue in 2003 will be attributable to sales of Visual UpTime and Visual IP InSight to service providers. The loss of any one of AT&T, Sprint or MCI, which together have historically provided a majority of our revenue, would result in a substantial loss of revenue that could have a material adverse effect on our business. For the six months ended June 30, 2003, AT&T and Sprint represented 35% and 21%, respectively, of our consolidated revenue. Revenue related to all service providers represented 87% and 84% of our consolidated revenue for the six months ended June 30, 2002 and 2003, respectively. This concentration should continue because our customer base consists predominantly of service providers. Existing service provider customers are not easily replaced because of the small number of participants in that market. High barriers to entry due to extraordinary capital requirements and the increased possibility that existing service providers may merge or fail because of the current downturn in the telecommunications industry, may further reduce their number and make replacing a significant network service provider customer very difficult. Furthermore, the small number of network service providers means that the reduction, delay or cancellation of orders or a delay in shipment of our products to any one service provider customer could have a material adverse effect on our revenue for a quarter. Our anticipated dependence on sizable orders from a limited number of service provider customers will make the relationship between us and each service provider critically important to our business. Further, because none of our agreements contain minimum purchase requirements, there can be no assurance that the issuance of a purchase order will result in significant recurring business.

Our operations and financial position are subject to certain other risks and uncertainties, including among others, our accumulated deficit, uncertainty of future profitability and possible fluctuations in financial results, our likely inability to meet the financial covenant in our Debentures during 2003, substantial fixed operating costs, possible dilution to our common stockholders due to the conversion features of our convertible Debentures, dependence on sales to key customers, dependence on MCI as a significant customer, dependence on a sole-source subcontract manufacturer, potential delisting and reduced liquidity of our shares resulting from failure to meet Nasdaq listing requirements, the potential triggering of early repayment of our Debentures, the continued downturn in the telecommunications industry, long sales cycles, improvements to the infrastructure of the Internet, rapid technological change, growing competition from several market segments, errors in our products, dependence upon sole and limited source suppliers, potential fluctuations in component pricing, potential claims of patent infringement by third parties, potential failure to protect our intellectual property rights, dependence upon key employees and the ability to retain employees. Failure to meet any of these and other challenges could adversely affect our future operating results.

Results of Operations for the Three Months Ended June 30, 2002 Compared with the Three Months Ended June 30, 2003

Revenue.

Our revenue can be divided into three types: hardware, software, and support and services. Each of our products has components of each revenue type. Sales of Visual UpTime are primarily classified as hardware revenue. We also sell licenses related to Visual UpTime that are classified as software revenue. Revenue related to the Cisco WAPMS product are included in Visual UpTime revenue and are classified as software revenue. Sales of Visual IP InSight are primarily classified as software revenue. However, sales of our newest hardware product, the IP Service Element (ISE), which embeds certain Visual IP InSight functionality in a hardware device, are classified as hardware revenue. Sales of Visual eWatcher and Visual Trinity, both discontinued products, were classified as software revenue. Sales of our Visual IP InSight subscription service, which we no longer offer to our customers, were classified as support and services revenue. Sales of the Visual Internet Benchmark service, which was sold in 2001, were classified as support and services revenue. Royalties from the Visual Internet Benchmark service and the Visual Trinity product are classified as support and services revenue. Sales of CellTracer are classified as hardware revenue. Sales of technical support, professional services and training for all of our products are classified as support and services revenue.

Total revenue was $15.2 million for the three months ended June 30, 2002 compared to $9.8 million for the three months ended June 30, 2003, a decrease of $5.4 million. The share of our revenue related to service providers decreased from approximately 93% of revenue for the three months ended June 30, 2002 to 83% for the three months ended June 30, 2003. We anticipate that the percentage of revenue attributable to our service providers for the remainder of 2003 will be consistent with the levels achieved during the three months ended June 30, 2003.

Hardware revenue. Hardware revenue was $8.8 million for the three months ended June 30, 2002 compared to $6.6 million for the three months ended June 30, 2003, a decrease of $2.2 million. The decrease was due primarily to a decrease in demand for Visual UpTime from AT&T, MCI and our reseller channel. We believe, in general, that the decrease in demand for Visual UpTime was primarily the result of the continued downturn in the telecommunications industry, which was reflected in a continued slowdown in demand for telecommunications products and services and reduced capital spending by end-user customers. More specifically, we believe that revenue from AT&T decreased due to slower deployment of inventory resulting from decreased spending by end-user customer, thereby resulting in tighter inventory controls. Revenue from MCI decreased due to the loss of market share of this customer to its competitors coupled with our loss of business to our competitors. These decreases were offset by an increase in Sprint due to increased demand.

Software revenue. Software revenue was $3.7 million for the three months ended June 30, 2002 compared to $0.7 million for the three months ended June 30, 2003, a decrease of $3.0 million. The decrease in software revenue was due primarily to a $3.5 million sale of Visual IP Insight to Verizon during the three months ended June 30, 2002. This decrease is partially offset by an increase in Visual IP InSight license revenue from other customers reflecting the typical quarterly fluctuation in revenue from the sale of that product due to the timing of sizeable orders from a limited number of service providers. License revenue for Visual UpTime was essentially flat from the three months ended June 30, 2002 to the three months ended June 30, 2003. We recorded our first revenue related to the Cisco WAPMS product during the three months ended June 30, 2003. However, the revenue related to Cisco WAPMS was insignificant.

Support and services revenue. Support and services revenue was $2.7 million for the three months ended June 30, 2002 compared to $2.5 million for the three months ended June 30, 2003, a decrease of $0.2 million. The decrease in support and services revenue was due primarily to decreased revenue for the Visual Internet Benchmark service of $0.2 million resulting from the discontinuation of this product. We recognized the final revenue from the Visual Internet Benchmark service during the three months ended June 30, 2003 when the last contract expired. We also receive royalty payments from the purchaser on new contracts. The decrease is also due to decreased revenue from the Visual IP InSight subscription service of $0.2 million due to the discontinuation of the subscription service. Royalties decreased by $0.1 million. These decreases were offset by an increase in training and professional services of $0.2 million due to increased demand for these services.

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

Total cost of revenue was $3.7 million for the three months ended June 30, 2002 compared to $2.6 million for the three months ended June 30, 2003, a decrease of $1.1 million. Gross profit was $11.6 million for the three months ended June 30, 2002 compared to $7.2 million for the three months ended June 30, 2003, a decrease of $4.4 million. Gross margin was 76.0% of revenue for the three months ended June 30, 2002 compared to 73.8% of revenue for the three months ended June 30, 2003. The decrease in gross margin percentage was due primarily to a significant sale of Visual IP Insight during the three months ended June 30, 2002, which is high gross margin revenue. This is offset by decreased fixed costs (such as fees paid to third parties to provide the Visual Internet Benchmark service to customers for which we had existing contracts), increased high gross margin revenue related to the recognition of technical support and overall decreased fixed costs in our manufacturing and support operations due to our cost reduction initiatives implemented since the fourth quarter of 2000. Our future gross margins may be affected by a number of factors, including product mix, the proportion of sales to service providers, competitive pricing, manufacturing volumes and an increase in the cost of component parts. Based on our current product offerings and the level of fixed cost reductions that has been achieved to date, we expect our future gross margins to be in the range of 70% to 75%.

Product cost of revenue. Product cost of revenue, which includes both hardware and software cost of revenue, was $3.1 million for the three months ended June 30, 2002 compared to $2.3 million for the three months ended June 30, 2003, a decrease of $0.8 million. Our software costs of revenue are insignificant. The gross margin attributable to products was 75.4% and 68.4% for the three months ended June 30, 2002 and 2003, respectively. The decrease in gross margin was due primarily to a significant sale of Visual IP Insight during the three months ended June 30, 2002, which is high gross margin revenue.

Support and services cost of revenue. Support and services cost of revenue, which includes Visual Internet Benchmark services, professional services and technical support costs, was $0.6 million for the three months ended June 30, 2002 compared to $0.3 million for the three months ended June 30, 2003, a decrease of $0.3 million. The gross margin attributable to support and services was 78.9% and 89.5% for the three months ended June 30, 2002 and 2003, respectively. The increase in gross margin was due primarily to decreased fixed costs such as fees paid to third parties to provide the Visual Internet Benchmark service to customers for which we had existing contracts.

Operating Expenses.

Research and development expense. Research and development expense consists primarily of compensation for research and development staff, depreciation of test and development equipment, certain software development costs and costs of prototype materials. Research and development expense was $3.1 million for the three months ended June 30, 2002 compared to $2.6 million for the three months ended June 30, 2003, a decrease of $0.5 million. The decrease in research and development expense was due primarily to the workforce reductions and other cost cutting initiatives implemented during 2002 and 2003. Research and development expense was 20.6% and 26.3% of revenue for the three months ended June 30, 2002 and 2003, respectively. We intend to incur research and development expense at the level of such expense in the second quarter of 2003 as a result of our continued focus on the control of operating expenses.

Sales and marketing expense. Sales and marketing expense consists of compensation for the sales and marketing staff, commissions, pre-sales support, travel and entertainment expense, trade shows and other marketing programs. Sales and marketing expense was $5.3 million for the three months ended June 30, 2002 compared to $3.4 million for the three months ended June 30, 2003, a decrease of $1.9 million. The decrease in sales and marketing expense was due primarily to the workforce reductions and other cost cutting initiatives implemented during 2002 and 2003. Sales and marketing expense was 34.6% and 35.2% of revenue for the three months ended June 30, 2002 and 2003, respectively. We intend to incur sales and marketing expense slightly above the level of such expense in the second quarter of 2003 in conjunction with our plan to better understand our market segments as we structure our sales force to address those market segments and to continue to build our Cisco-focused sales team to drive revenue from Cisco WAPMS.

General and administrative expense. General and administrative expense consists of the costs of executive management, finance, administration and other activities. General and administrative expense was $2.0 million for the three months ended June 30, 2002 compared to $1.5 million for the three months ended June 30, 2003, a decrease of $0.5 million. The decrease in general and administrative expense was due primarily to the workforce reductions and other cost cutting initiatives implemented during 2002 and 2003. General and administrative expense was 13.0% and 15.5% of revenue for the three months ended June 30, 2002 and 2003, respectively. We intend to incur general and administrative expense at the level of such expense in the second quarter of 2003 as a result of our continued focus on the control of operating expenses.

Interest expense, net. Interest expense, net, was $0.4 million for the three months ended June 30, 2002 and 2003, which consisted of both cash and non-cash interest expense related to the convertible Debentures we issued in March 2002 (see Note 3 of Notes to the Consolidated Financial Statements).

Net income (loss). Net income for the three months ended June 30, 2002 was $0.8 million compared to net loss of $0.7 million for the three months ended June 30, 2003, a decrease in income of $1.5 million. The decrease was due primarily to decreased revenue offset by decreases in cost of revenue and operating expenses.

Results of Operations for the Six Months Ended June 30, 2002 Compared with the Six Months Ended June 30, 2003

Revenue.

Total revenue was $32.0 million for the six months ended June 30, 2002 compared to $19.0 million for the six months ended June 30, 2003, a decrease of $13.0 million. The share of our revenue related to service providers decreased from approximately 87% of revenue for the six months ended June 30, 2002 to 84% for the six months ended June 30, 2003. We anticipate that the percentage of revenue attributable to our service providers for the remainder of 2003 will be consistent with the levels achieved during the six months ended June 30, 2003.

Hardware revenue. Hardware revenue was $19.8 million for the six months ended June 30, 2002 compared to $13.1 million for the six months ended June 30, 2003, a decrease of $6.7 million. The decrease was due primarily to a decrease in demand for Visual UpTime from AT&T, Equant, and MCI. We believe, in general, that the decrease in demand for Visual UpTime was primarily the result of the continued downturn in the telecommunications industry, which was reflected in a continued slowdown in demand for telecommunications products and services and reduced capital spending by end-user customers. More specifically, we believe that revenue from AT&T decreased due to slower deployment of inventory resulting from decreased spending by end-user customer, thereby resulting in tighter inventory control; revenue from MCI decreased due to the loss of market share of this customer to its competitors coupled with our loss of business to our competitors; and revenue from Equant decreased due to slower than anticipated deployment of inventory. These decreases were offset by an increase in Sprint due to increased demand.

Software revenue. Software revenue was $5.1 million for the six months ended June 30, 2002 compared to $1.0 million for the six months ended June 30, 2003, a decrease of $4.1 million. The decrease in software revenue was due primarily to a $3.5 million sale of Visual IP Insight to Verizon during the six months ended June 30, 2002. Visual IP InSight license revenue from other customers decreased during the six months ended June 30, 2003 reflecting the typical quarterly fluctuation in revenue from the sale of that product due to the timing of sizeable orders from a limited number of service providers. License revenue for Visual UpTime was essentially flat from the six months ended June 30, 2002 to the six months ended June 30, 2003. We recorded our first revenue related to the Cisco WAPMS product during the six months ended June 30, 2003. However, the revenue related to Cisco WAPMS was insignificant.

Support and services revenue. Support and services revenue was $7.1 million for the six months ended June 30, 2002 compared to $4.8 million for the six months ended June 30, 2003, a decrease of $2.3 million. The decrease in support and services revenue was due primarily to decreased technical support revenue for the Visual UpTime product and Visual Cell Tracer product of $1.7 million. This decrease was due to: 1) the recognition of $0.7 million from Network Associates (“NAI”) for Cell Tracer based on an amended agreement with NAI that terminated the maintenance obligations during the six months ended June 30, 2002 and 2) expired contracts for Visual UpTime that were not renewed. Support and services revenue from the Visual Internet Benchmark service and IP InSight subscription service also decreased by $0.9 million due to expired contracts that have not renewed as a result of the discontinuation of these products. We recognized the final revenue from the Visual Internet Benchmark service during the six months ended June 30, 2003 when the last contract expired. We also receive royalty payments from the purchaser on new contracts. Royalties also decreased $0.1 million. These decreases were offset by an increase in training and professional services of $0.4 million due to increased demand for these services.

Cost of revenue and gross profit.

Total cost of revenue was $8.6 million for the six months ended June 30, 2002 compared to $4.8 million for the six months ended June 30, 2003, a decrease of $3.8 million. Gross profit was $23.4 million for the six months ended June 30, 2002 compared to $14.2 million for the six months ended June 30, 2003, a decrease of $9.2 million. Gross margin was 73.0% of revenue for the six months ended June 30, 2002 compared to 74.6% of revenue for the six months ended June 30, 2003. The increase in gross margin percentage was due primarily to decreased fixed costs (such as fees paid to third parties to provide the Visual Internet Benchmark service to customers for which we had existing contracts), increased high gross margin revenue related to the recognition of technical support and overall decreased fixed costs in our manufacturing and support operations due to our cost reduction initiatives implemented since the fourth quarter of 2000. This is offset by a significant sale of Visual IP Insight during the six months ended June 30, 2002, which is high gross margin revenue. Our future gross margins may be affected by a number of factors, including product mix, the proportion of sales to service providers, competitive pricing, manufacturing volumes and an increase in the cost of component parts. Based on our current product offerings and the level of fixed cost reductions that has been achieved to date, we expect our future gross margins to be in the range of 70% to 75%.

Product cost of revenue. Product cost of revenue was $7.3 million for the six months ended June 30, 2002 compared to $4.3 million for the six months ended June 30, 2003, a decrease of $3.0 million. Our software costs of revenue are insignificant. The gross margin attributable to products was 70.7% and 69.8% for the six months ended June 30, 2002 and 2003, respectively. The decrease in gross margin was due primarily to a significant sale of Visual IP Insight during the six months ended June 30, 2002, which is high gross margin revenue.

Support and services cost of revenue. Support and services cost of revenue was $1.3 million for the six months ended June 30, 2002 compared to $0.5 million for the six months ended June 30, 2003, a decrease of $0.8 million. The gross margin attributable to support and services was 81.3% and 88.9% for the six months ended June 30, 2002 and 2003, respectively. The increase in gross margin was due primarily to decreased fixed costs such as fees paid to third parties to provide the Visual Internet Benchmark service to customers for which we had existing contracts.

Operating Expenses.

Research and development expense. Research and development expense was $6.5 million for the six months ended June 30, 2002 compared to $5.3 million for the six months ended June 30, 2003, a decrease of $1.2 million. The decrease in research and development expense was due primarily to the workforce reductions and other cost cutting initiatives implemented during 2002 and 2003. Research and development expense was 20.2% and 28.0% of revenue for the six months ended June 30, 2002 and 2003, respectively.

Sales and marketing expense. Sales and marketing expense was $11.2 million for the six months ended June 30, 2002 compared to $6.9 million for the six months ended June 30, 2003, a decrease of $4.3 million. The decrease in sales and marketing expense was due primarily to the workforce reductions and other cost cutting initiatives implemented during 2002 and 2003. Sales and marketing expense was 35.0% and 36.2% of revenue for the six months ended June 30, 2002 and 2003, respectively.

General and administrative expense. General and administrative expense was $3.7 million for the six months ended June 30, 2002 compared to $2.5 million for the six months ended June 30, 2003, a decrease of $1.2 million. The decrease in general and administrative expense was due primarily to the workforce reductions and other cost cutting initiatives implemented during 2002 and 2003. In addition, during 2003, we sold the previously written-off receivables related to the bankruptcy of WorldCom to an unrelated third party for $0.3 million and recorded the sale as a reduction to bad debt expense in general and administrative expense. General and administrative expense was 11.6% and 13.0% of revenue for the six months ended June 30, 2002 and 2003, respectively.

Other income. Other income was $0.5 million for the six months ended June 30, 2003, which consisted of a gain on the sale of a previously written-off investment.

Interest expense, net. Interest expense, net, was $0.5 million for the six months ended June 30, 2002 compared to $0.7 million for the six months ended June 30, 2003. The increase of $0.2 million was primarily due to both cash and non-cash interest expense related to the convertible Debentures we issued in March 2002 (see Note 3 of Notes to the Consolidated Financial Statements).

Net income (loss). Net income for the six months ended June 30, 2002 was $1.5 million compared to net loss of $0.8 million for the six months ended June 30, 2003, a decrease in income of $2.3 million. The decrease was due primarily to decreased revenue offset by decreases in cost of revenue and operating expenses.

Liquidity and Capital Resources

At December 31, 2002, our unrestricted balance of cash and cash equivalents was $12.7 million compared to $10.1 million as of June 30, 2003, a decrease of $2.6 million. This decrease was due primarily to cash used in operations of $2.9 million due to the reduction in accounts payable of $2.7 million and other cash used in operating activities of $0.2 million. We used $0.4 million of cash to purchase equipment and other fixed assets. Cash provided by the reduction of our restricted short-term investment (see Notes 1 and 2) was $0.5 million and cash provided by the sale of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan was $0.2 million. Our working capital has continued to improve primarily due to the workforce reductions and other cost cutting initiatives implemented during 2002 and 2003. Current assets exceeded current liabilities by approximately $10.9 million as of June 30, 2003, up $0.6 million from December 31, 2002.

We require substantial working capital to fund our business, particularly to finance inventories, accounts receivable, research and development activities and capital expenditures. To date, we have financed our operations and capital expenditures primarily with the proceeds from our initial public offering completed in February 1998, our operating income, bank borrowings and the proceeds from the issuance of convertible Debentures in March 2002. Our future capital requirements will depend on many factors, including the repayment of the Company’s convertible Debentures, our ability to increase revenue, the rate of future revenue growth, if any, as well as our gross margins and our levels of operating expenses, including product research and development, sales and marketing and general and administrative expenses.

Our revenue for the six months ended June 30, 2003 was $19.0 million, which was a decrease of $13.0 million compared to the six months ended June 30, 2002. In response to the trends of decreasing revenue and increasing operating expenses that began in the second quarter of 2000 following our acquisition of Avesta, we initiated a restructuring plan in the fourth quarter of 2000 to realign our product portfolio, streamline our operations and devote resources to the markets and products that we believe have the greatest opportunity for growth. In 2001, we announced a plan to discontinue development and sales efforts on the Visual Trinity product, the primary product acquired from Avesta, and eliminate the related costs. Also in 2001, we sold the Visual Internet Benchmark service and discontinued our subscription service of Visual IP InSight. In 2002, the remaining customer for our CellTracer product, Network Associates placed what they indicated would be final orders with us for this product. Also, in 2002, we continued to evaluate the future of the Visual eWatcher and CellTracer products. In their current form, neither product produced significant revenue for the six months ended June 30, 2003. We believe that the technology of both products may be useful to other products in the future and we are exploring alternatives for these technologies. However, we decided not to focus our development or sales efforts on these products in 2003. Therefore, we do not anticipate any significant revenue from these products during the remainder of 2003. Since 2000, we made significant reductions in staff and other operating costs such as bonus and commission plans, employee benefits, marketing and other discretionary spending. As a result of these actions and the reduction of general and administrative expense due to the reversal of bad debt expense of $0.3 million, our operating expenses were reduced from $21.4 million for the six months ended June 30, 2002 to $14.7 million for the six months ended June 30, 2003. As a result of these cost reductions, we returned to profitability in the first quarter of 2002 and remained profitable for each quarter in 2002. However, due to the significant reduction in revenue in the first six months of 2003, we incurred a net loss of $0.8 million.

Our ability to generate operating income in the future is dependent upon not only our continued success in reducing operating expenses, but also our ability to increase revenue. General market conditions, competitive pressures and other factors beyond our control may adversely affect our ability to generate sufficient revenue to enable us to return to profitability. Our ability to increase revenue may be negatively affected by our dependence on sales to our service providers. Pressure on capital expenditures and the decline in the telecommunications industry may delay the rollout of new services offered by our service providers based on our products. Furthermore, any potential reduction in demand for value added services or products from the service providers’ customers directly impacts the volume of our products purchased and may impact our ability to increase revenue.

The current level of our operating expenses, which includes a substantial fixed component in the form of compensation, other employee-related costs, occupancy costs and other costs incurred under contractual arrangements, is based, in part, on our expectation of future revenue. In the event that the anticipated cost reductions are not realized or we do not meet our revenue goals, we may be required to further reduce our cost structure. While we are able to further reduce these expenses, should reductions become appropriate, it would take at least thirty to ninety days for the full effects of any such further expense reductions to be realized. If revenue levels are below expectations, operating results are likely to be materially and adversely affected because we may not be able to reduce operating expenses in sufficient time to compensate for an unexpected reduction in revenue. There can be no assurances that we will be able to increase revenue or return to profitability. Failure to increase revenue and return to profitability coupled with our limited capital resources and significant accumulated deficit could also result in our inability to continue as a going concern.

Based on our current cost structure, our ability to generate net income in the future is, in large part, dependent on our success in achieving quarterly revenue of at least $11.5 million to $12.0 million, achieving quarterly gross margins of 70% to 75% and maintaining or further reducing operating expenses. Due to market conditions, competitive pressures, and other factors beyond our control, there can be no assurances that we will be able to meet these goals. In the event that the anticipated revenue goals are not met, we may be required to further reduce our cost structure.

In order to strengthen our financial position and provide cash for working capital purposes, in March 2002, we issued senior secured convertible Debentures in the aggregate amount of $10.5 million in a private placement. The Debentures are due March 25, 2006, are payable in cash or common stock, at our option provided certain conditions are satisfied, and bear interest at an annual rate of 5% payable quarterly in cash or common stock, at our option, provided certain conditions are satisfied. To date, all quarterly interest payments under the Debentures have been made in cash. The Debentures may be converted currently into 2,986,093 shares of our common stock at the option of the holders at a price of $3.5163 per share, subject to certain adjustments. The conversion price would adjust if we issue certain additional shares of our common stock or instruments convertible into common stock at a price that is less than the conversion price of the Debentures. We have the right to require the holders to convert their Debentures into common stock if the closing price of our common stock exceeds 175% of the conversion price for 20 consecutive days after September 26, 2003.

In connection with the issuance of the Debentures, we also issued warrants to purchase 828,861 shares of our common stock at an exercise price of $4.2755 per share. The exercise price may be adjusted if we issue certain additional shares of our common stock or instruments convertible into common stock at a lower price than the initial exercise price. The warrants expire on March 25, 2007. The holders of the Debentures also received the right to purchase shares of to-be-created Series A preferred stock, which have now expired unexercised. The Debenture-holders were also granted certain equity participation and registration rights.

Under the terms of the Debentures, a number of events could trigger the Debenture-holders’ right to force early repayment of 115% of the outstanding principal plus accrued and unpaid interest owed under the Debentures. Events constituting a triggering event include:

•	our default on other indebtedness or obligations under any other debenture, any mortgage, credit agreement or other facility, indenture agreement, factoring agreement or other instrument under which there may be issued, or by which there may be secured or evidenced, any indebtedness for borrowed money or money due under any long term leasing or factoring arrangement in an amount exceeding $0.5 million;

•	failure to have our common stock listed on an eligible market;

•	our bankruptcy;

•	engaging in certain change in control, sale of assets or redemption transactions;

•	failure to timely file our 2003 annual report on Form 10-K no later than March 31, 2004; and

•	certain other failures to perform our obligations under the Debenture agreement and/or the related agreements.

In addition, the Debentures include certain financial covenants related to our financial performance during 2003. If adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”), as defined in the Debentures, for the year ended December 31, 2003 are less than $6.5 million, our Debenture-holders may require that we prepay all or a portion of up to 100% of the outstanding principal amount of their Debentures, plus accrued interest. The redemption may be made in cash or common stock at our option provided certain conditions are satisfied. Issuance of common stock to repay the debt could result in significant dilution.

Our adjusted EBITDA for the six months ended June 30, 2003 was $0.6 million. In order for us to meet the financial covenant for 2003 under the Debentures, we must achieve adjusted EBITDA during the remainder of 2003 in excess of $5.9 million. Based on our projections, it is unlikely that we will meet or exceed this financial covenant. If we are unsuccessful in renegotiating or achieving this financial covenant, the Debenture-holders could require us to prepay any or all of the Debentures in cash or common stock at any time after the filing of our annual report on Form 10-K for the year ended December 31, 2003. Based on our current cash projections, we may be able to repay the Debentures in cash if such repayment is required. However, we would not have sufficient cash remaining to fund operations and would need to seek additional capital through additional borrowings, a sale of additional securities or a sale of assets, none of which may be available on terms reasonably acceptable to us. Although we believe that we have the ability to obtain additional capital, the results of raising such capital may be dilutive. There can be no assurance that such additional capital will be available, or available on terms that are reasonable or acceptable to us. If we are unable to raise sufficient cash, the Company would be unable to continue as a going concern and we would be required to consider other alternatives for the future of the Company.

In connection with the issuance of the Debentures, the outstanding amounts borrowed from the bank under our accounts receivable-based and our equipment financing arrangements were repaid, and the related loan agreements were terminated. The standby letter of credit, as amended, issued by the bank in December 2000, in the amount of $1.5 million, with an expiration date of September 30, 2004 (the original expiration date was March 31, 2002), remains outstanding and secured with our pledge of a certificate of deposit in the amount of $1.5 million that matures on December 30, 2003. The letter of credit was $2.5 million as of December 31, 2002. As the result of an updated analysis of their inventory and credit risk, our subcontract manufacturer agreed in the first quarter of 2003 to a reduction of the letter of credit from $2.5 million to $2.0 million. The corresponding $500,000 reduction in the amount of the pledged certificate of deposit was a source of cash for us in the first quarter of 2003. Subsequent to June 30, 2003, our subcontract manufacturer agreed to reduce the letter of credit again from $2.0 million to $1.5 million. The corresponding $500,000 reduction in the amount of the pledged certificate of deposit will be a source of cash for us in the third quarter of 2003. We do not expect this requirement to change again during the remainder of the year.

Future minimum payments as of June 30, 2003 under the Debentures and non-cancelable operating leases are as follows (in thousands):

	Debentures	Operating Leases
2003	$264	$932
2004	528	1,883
2005	528	1,863
2006	10,622	1,886
Thereafter	—	—

Total minimum payments	11,942	$6,564

Interest element of payments	(1,442)

Present value of future minimum payments	10,500
Unamortized debt discount	(2,147)
Current portion	—

Long-term portion	$8,353

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

The future success of our Company will be dependent upon, among other factors, our ability to generate adequate cash for operating and capital needs. We are relying on our existing balance of cash and cash equivalents together with future sales and the collection of the related accounts receivable, at least at the levels set forth in our business plan, to meet our future cash requirements for at least the next twelve months. If cash provided by these sources is not sufficient, we will be required to further reduce our expenditures for operations or to seek additional capital through other means that may include additional borrowings, the sale of equity securities or the sale of assets. There can be no assurance that additional capital will be available, or available on terms that are reasonable or acceptable to us. If we are unable to generate additional cash, our business and financial condition may be materially and adversely affected such that we may need to consider other alternatives for our future.

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

Revenue Recognition

We recognize revenue from hardware, software and support and services. Our revenue recognition policies follow the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” and SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” which summarizes existing accounting literature and requires that four criteria be met prior to the recognition of revenue. Our accounting policies regarding revenue recognition are written to comply with the following criteria (see Note 1 of Notes to Consolidated Financial Statements): 1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is probable. The third and fourth criteria may require us to make significant judgments or estimates.

To determine if a fee is fixed or determinable, we evaluate rights of return, customer acceptance rights, if applicable, and multiple-element arrangements of products and services to determine the impact on revenue recognition. Our agreements generally have not included rights of return except in certain reseller relationships that include stock rotation rights. If offered, rights of return only apply to hardware. If an agreement provides for a right of return, we typically recognize revenue when the right has expired or the product has been resold by the master distributor. If we have sufficient historical information to allow us to make an estimate of returns in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists,” we defer an estimate for such returns and recognize the remainder at the date of shipment. If an agreement provides for evaluation or customer acceptance, we recognize revenue upon the completion of the evaluation process, acceptance of the product by the customer and completion of all other criteria. Most of our sales are multiple-element arrangements and include hardware, software, and technical support. Our software sales sometimes include professional services for implementation but these services are not a significant source of our revenue. Training is also offered but is not a significant source of our revenue. Revenue from multiple-element arrangements is recognized using the residual method whereby the fair value of any undelivered elements, such as customer support and services, is deferred and any residual value is allocated to the software and recognized as revenue upon delivery. The fair values of any undelivered elements, typically professional services, technical support and training, have been determined based on our specific objective evidence of fair value, which is based on the price that we charge customers when the element is sold separately.

Our technical support contracts require us to provide technical support and unspecified software updates to customers on a when and if available basis. We recognize customer support revenue, including support revenue that is bundled with product sales, ratably over the term of the contract period, which generally ranges from one to three years. We recognize revenue from services when the services are performed. Subscription fees for our Benchmark reports are recognized upon delivery of the reports. The remaining subscription fees were complete in May 2003 when the final contract under which we were obligated to provide service was complete. We do not anticipate any future revenue from the Visual Internet Benchmark service.

We sell our products directly to service providers, through indirect channels and to end-user customers. Certain reseller customers have stock rotation rights, under which the customer can exchange previously purchased products for other products of equal or greater cost, subject to certain limitations, based on their end-user customers’ requirements. We recognize revenue under these arrangements once the stock rotation right expires or the product has been resold by our master distributor.

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

Allowance for Bad Debt

We grant credit terms without collateral to our customers and, prior to 2002, had not experienced any significant credit related losses. During 2002, the Company wrote-off approximately $0.7 million in receivable balances due from MCI, following MCI’s bankruptcy filing, against the allowance for bad debts. During the six months ended June 30, 2003, we sold the previously written-off receivables for MCI to an unrelated third party for approximately $0.3 million. Accounts receivable include allowances to record receivables at their estimated net realizable value, which is determined based on estimates for bad debt. The estimates are based on historical information and specific review of outstanding receivables at the end of each reporting period. If future events occur that impact our customers, additional write-downs of our accounts receivable may be required.

Factors That May Affect Future Results

Our operations and financial condition are subject to certain other risks and uncertainties, including among others, our accumulated deficit and uncertainty of future profitability and possible fluctuations in financial results, our likely inability to meet the financial covenant in our Debentures during 2003, dependence on network service providers, substantial fixed operating costs, possible dilution to our common stockholders, dependence on sales to key customers, including MCI, dependence on a sole-source subcontract manufacturer, potential delisting and reduced liquidity of our shares resulting from failure to meet Nasdaq listing requirements, the potential triggering of early repayment of our Debentures, the downturn in the telecommunications industry, long sales cycles, improvements to the infrastructure of the Internet, rapid technological change, growing competition from several market segments, errors in our products, dependence upon sole and limited source suppliers, potential fluctuations in component pricing, potential claims of patent infringement by third parties, potential failure to protect our intellectual property rights, dependence upon key employees and our ability to retain employees. In addition the military actions being taken against Iraq by the United States and its allies have increased the already substantial economic and political uncertainties that could have an adverse effect on Visual Networks’ business. The market for our products is growing and our business environment is characterized by rapid technological changes, changes in customer requirements and new emerging market segments. Consequently, to compete effectively, we must make frequent new product introductions and enhancements and deploy sales and marketing resources to take advantage of new business opportunities. Failure to meet any of these and other challenges could adversely affect our future operating results.

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

Item 3. Qualitative and Quantitative Disclosure About Market Risk

During 2002, we issued long-term debt in the form of the convertible Debentures discussed in Note 3 of Notes to Consolidated Financial Statements. The convertible Debentures bear interest at a fixed annual rate of 5%. We are also exposed to market risk from changes in interest rates. Our investment policy restricts us to investing only in investment-grade securities. A failure of these investment securities to perform at their historical levels could reduce the interest income realized by us. As of June 30, 2003, the fair value of our long-term debt did not differ materially from its carrying value.

While substantially all of our product sales to date have been made to customers in the United States, we plan to sell our products to foreign customers at prices denominated in U.S. dollars. However, if we commence selling material volumes of product to such customers at prices not denominated in U.S. dollars, we intend to adopt a strategy to hedge against fluctuations in foreign currency.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of Lawrence S. Barker, our President and Chief Executive Officer, and Peter J. Minihane, principal financial officer, during the three months ended June 30, 2003, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on that evaluation, Messrs. Barker and Minihane have concluded that our disclosure controls and procedures were effective and assure that the information required to be included in this report has been properly collected, processed, and timely communicated to those responsible in order that it may be included in this report.

Subsequent to the date on which the evaluation of the disclosure controls and procedures was performed, there have been no significant changes, including corrective actions, in our internal controls or in other factors that could significantly affect the disclosure controls and procedures.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are periodically a party to disputes arising from normal business activities including various employee-related matters. In the opinion of management, resolution of these matters will not have a material adverse effect upon our financial position or future operating results.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on May 27, 2003 (the “Annual Meeting”).

(b)	n/a

(c)	The following matters were voted upon at the Annual Meeting:

(i)	Three directors were elected to serve for a term of three years, and until their successors are elected and duly qualified, with 89% of the eligible voting shares voting as follows:

Nominee	For	Against or Abstain
Ted H. McCourtney	27,917,831	871,541
William J. Smith	27,924,745	864,627
Scott E. Stouffer	26,616,409	2,172,963

(ii)	The 2003 Stock Incentive Plan and the issuance of 1,250,000 shares of Common Stock under the plan were approved.

(Votes for: 23,924,431; votes against or withheld: 4,818,940; abstentions: 46,001).

(iii)	The selection of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2003 was ratified.

(Votes for: 28,659,946; votes against or withheld: 108,891; abstentions: 20,535).

Item 5. Other Information

None.

Item 6. (a) Exhibits

The following exhibits are filed or incorporated by reference as stated below:

Exhibit Number	Description

3.1$	Amended and Restated Certificate of Incorporation of the Company.

3.1.1@	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.2*	Restated By-Laws of the Company.

4.1@@	Registration Rights Agreement, dated as of March 25, 2002, between Visual Networks Inc. and the Purchasers named therein (filed as Exhibit 99.3 to the Form 8-K).

4.2@@	Form of 5% Senior Secured Convertible Debenture of Visual Networks, Inc. due March 25, 2006 (filed as Exhibit 99.2 to the Form 8-K).

4.3@@	Form of Warrant of Visual Networks, Inc., dated March 25, 2002 (filed as Exhibit 99.4 to the Form 8-K).

10.1*	1994 Stock Option Plan.

10.2*	1997 Omnibus Stock Plan, as amended.

10.2.1**	Amendment No. 2 to the 1997 Omnibus Stock Plan (related to Exhibit 10.2).

10.3*	Amended and Restated 1997 Directors’ Stock Option Plan.

10.3.1**	Amendment No. 2 to the 1997 Directors’ Stock Option Plan (related to Exhibit 10.3).

10.4!!	2000 Stock Incentive Plan, as amended.

10.4.1**	Amendment No. 1 to the 2000 Stock Incentive Plan (related to Exhibit 10.4).

10.5*+	Reseller/Integration Agreement, dated August 29, 1997, by and between the Company and MCI Telecommunications Corporation.

10.5.1$$$++	Second Amendment, dated November 4, 1998, to the Reseller/Integration Agreement between the Company and MCI Telecommunications Corporation (relating to Exhibit 10.5).

10.5.2&&	Agreement, dated July 25, 2002, by and between the Company and MCI WorldCom Network Services, Inc.

10.5.3!	Amendment to the Agreement by and between the Company and MCI WorldCom Network Services, Inc. (related to Exhibit 10.5.2).

10.6****++	Master Purchase of Equipment and Services Agreement, dated as of May 22, 2000, between Sprint/United Management Company and the Company.

10.7*+	General Agreement for the Procurement of Equipment, Services and Supplies, dated November 26, 1997, between the Company and AT&T Corp.

10.8*	Lease Agreement, dated December 12, 1996, by and between the Company and The Equitable Life Assurance Society of the United States.

10.8.1*	Lease Amendment, dated September 2, 1997, by and between the Company and The Equitable Life Assurance Society of the United States (related to Exhibit 10.8).

10.8.2$$$	Second Lease Amendment, dated February 8, 1999, by and between the Company and TA/Western, LLC, successor to The Equitable Life Assurance Society of the United States (relating to Exhibit 10.8).

10.8.3***	Third Lease Amendment, dated January 10, 2000, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8).

10.8.4!!	Fourth Lease Amendment, dated May 17, 2000, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8).

10.9&&&	2003 Stock Incentive Plan.

10.11!!	Lease Agreement, dated April 7, 2000, by and between Visual Networks, Inc. and TA/ Western, LLC.

10.20$$	1999 Employee Stock Purchase Plan, as amended April 11, 2001 and January 9, 2002.

10.28@@@	Employment Agreement, dated April 28, 2003, by and between the Company and Lawrence S. Barker.

10.29@@@	Nonstatutory Stock Option Grant Agreement, dated April 28, 2003, by and between the Company and Lawrence S. Barker.

10.30!!!	Terms of Employment, dated July 27, 2000, by and between the Company and Steve Hindman.

10.31	Terms of Employment, dated January 2, 2003, by and between the Company and Wayne Fuller.

10.32	Terms of Employment, dated December 31, 2002, by and between the Company and Patrick Clark.

10.33@@	Securities Purchase Agreement, dated as of March 25, 2002, between Visual Networks, Inc. and the Purchasers named therein (filed as Exhibit 99.1 to the Form 8-K).

10.34@@	Security Agreement, dated as of March 25, 2002, between Visual Networks, Inc. and the Secured Parties named therein (filed as Exhibit 99.5 to the Form 8-K).

10.35@@	IP Security Agreement, dated as of March 25, 2002, between Visual Networks, Inc., its subsidiaries and the Secured Parties named therein (filed as Exhibit 99.6 to the Form 8-K).

10.36++&	Agreement for Electronic Manufacturing Services, dated March 1, 2000, by and between Visual Networks Operations, Inc. and Celestica Corporation.

10.37**	OEM Software License Agreement between Cisco Systems, Inc. and the Company, dated December 3, 2002.

10.37.1**	Amendment No. 1 to the OEM Software License Agreement between Cisco and the Company, effective December 3, 2002 (related to Exhibit 10.37).

10.38	Separation Agreement, dated May 8, 2003, by and between the Company and Peter J. Minihane.

21.1****	List of subsidiaries of the Company.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-41517.

**	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

***	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

****	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

@	Incorporated herein by reference to the Company’s Registration Statement on Form S-4, No. 333-33946.

@@	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed March 27, 2002.

@@@	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003.

$	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1999.

$$	Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed April 24, 2002.

$$$	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

+	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application Requesting Confidential Treatment under Rule 406 of the Securities Act, filed on December 22, 1997, January 28, 1998 and February 4, 1998.

++	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act.

!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002.

!!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000.

!!!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001.

!!!!	Incorporated herein by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.

&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

&&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002.

&&&	Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2003.

(b) Reports on Form 8-K

(1)	On April 2, 2003, we filed a Form 8-K announcing that the Company would not achieve published consensus levels of revenue or earnings for the first quarter of 2003.

(2)	On April 16, 2003, we filed a Form 8-K announcing actual financial results for the first quarter of 2003, and the addition of William Washecka to our Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISUAL NETWORKS, INC.

By:	/s/ LAWRENCE S. BARKER
Lawrence S. Barker
President and Chief Executive Officer

August 14, 2003