Form 10-Q
period 2003-09-30
VISUAL NETWORKS INC
filed 2003-11-14
CIK 1000495

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-0001

                             _______________________

                                    FORM 10-Q

(MARK ONE)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the three months ended September 30, 2003

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                        Commission File Number 000-23699

                             _______________________

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

                             _______________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

     The number of outstanding shares of the Registrant's Common Stock, par value $.01 per share, as of November 12, 2003 was 32,822,480 shares.

================================================================================

                              VISUAL NETWORKS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE THREE AND NINE MONTHS ENDED
                               SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements:
     Consolidated Balance Sheets -- December 31, 2002 and September 30, 2003 ........................    3
     Consolidated Statements of Operations -- Three and nine months ended September 30, 2002
      and 2003 ......................................................................................    4
     Consolidated Statements of Cash Flows-- Nine months ended September 30, 2002 and 2003 ..........    5
     Notes to Consolidated Financial Statements .....................................................    6
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .....   16
  Item 3. Qualitative and Quantitative Disclosure about Market Risk .................................   32
  Item 4. Controls and Procedures ...................................................................   32

PART II. OTHER INFORMATION
  Items 1 - 6 .......................................................................................   34
  Signatures ........................................................................................   39

                          PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

                              VISUAL NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                     December 31,  September 30,
                                                                                        2002          2003
                                                                                                   (Unaudited)
                                                                                     -----------   -----------
ASSETS
Current assets:
    Cash and cash equivalents ......................................................  $  12,708       $ 10,071
    Restricted short-term investment ...............................................      2,503          1,530
    Accounts receivable, net of allowance of $358 as of
       December 31, 2002 and September 30, 2003 ....................................      7,185          6,083
    Inventory, net .................................................................      3,393          2,774
    Other current assets ...........................................................        259            400
                                                                                       --------       --------
                    Total current assets ...........................................     26,048         20,858
Property and equipment, net ........................................................      3,481          2,602
Deferred debt issuance costs .......................................................        768            591
                                                                                      ---------       --------
                    Total assets ...................................................  $  30,297       $ 24,051
                                                                                      =========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses ..........................................  $   9,733       $  5,915
    Deferred revenue ...............................................................      5,974          5,678
    Customer deposit ...............................................................         --            250
                                                                                      ---------       --------
                    Total current liabilities ......................................     15,707         11,843
Convertible debentures, net of unamortized debt discount of $2,537 and
    $1,952 as of December 31, 2002 and September 30, 2003, respectively ............      7,963          8,548
                                                                                      ---------       --------
                    Total liabilities ..............................................     23,670         20,391
                                                                                      ---------       --------
Commitments and Contingencies (Note 5)
Stockholders' equity:
    Common stock, $.01 par value, 200,000,000 shares authorized, 32,398,856 and
       32,699,665 shares issued and outstanding as of December 31, 2002 and
       September 30, 2003, respectively ............................................        324            326
    Additional paid-in capital .....................................................    474,719        475,032
    Warrants .......................................................................      2,087          2,087
    Deferred compensation ..........................................................         (2)            --
    Accumulated deficit ............................................................   (470,501)      (473,785)
                                                                                      ---------       --------
                    Total stockholders' equity .....................................      6,627          3,660
                                                                                      ---------       --------
                    Total liabilities and stockholders' equity .....................  $  30,297       $ 24,051
                                                                                      =========       ========

          See accompanying notes to consolidated financial statements.

                              VISUAL NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                            For the Three Months        For the Nine Months
                                                             Ended September 30,         Ended September 30,
                                                             2002           2003         2002           2003
                                                          ---------      ---------     ---------     ---------
Revenue:
  Hardware .............................................  $  12,045      $   7,057     $  31,865     $  20,203
  Software .............................................        102            141         5,196         1,169
  Support and services .................................      2,505          2,169         9,593         6,972
                                                          ---------      ---------     ---------     ---------
      Total revenue ....................................     14,652          9,367        46,654        28,344
                                                          ---------      ---------     ---------     ---------
Cost of revenue:
  Product ..............................................      4,051          2,891        11,354         7,175
  Support and services .................................        363            228         1,687           763
                                                          ---------      ---------     ---------     ---------
      Total cost of revenue ............................      4,414          3,119        13,041         7,938
                                                          ---------      ---------     ---------     ---------
  Gross profit .........................................     10,238          6,248        33,613        20,406
                                                          ---------      ---------     ---------     ---------
Operating expenses:
  Research and development .............................      3,064          2,621         9,526         7,940
  Sales and marketing ..................................      4,534          4,026        15,735        10,906
  General and administrative ...........................      1,619          1,743         5,357         4,203
                                                          ---------      ---------     ---------     ---------
      Total operating expenses .........................      9,217          8,390        30,618        23,049
                                                          ---------      ---------     ---------     ---------
Income (loss) from operations ..........................      1,021         (2,142)        2,995        (2,643)
Other income ...........................................         --             --            --           452
Interest expense, net ..................................       (356)          (373)         (834)       (1,093)
                                                          ---------      ---------     ---------     ---------
Net income (loss) ......................................  $     665      $  (2,515)    $   2,161     $  (3,284)
                                                          =========      =========     =========     =========
Basic earnings (loss) per share ........................  $    0.02      $   (0.08)    $    0.07     $   (0.10)
                                                          =========      =========     =========     =========
Diluted earnings (loss) per share ......................  $    0.02      $   (0.08)    $    0.07     $   (0.10)
                                                          =========      =========     =========     =========
Basic weighted-average shares outstanding ..............     32,175         32,648        32,080        32,550
                                                          =========      =========     =========     =========
Diluted weighted-average shares outstanding ............     32,195         32,648        32,432        32,550
                                                          =========      =========     =========     =========

          See accompanying notes to consolidated financial statements.

                              VISUAL NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                   For the Nine Months
                                                                                   Ended September 30,
                                                                                ------------------------
                                                                                  2002            2003
                                                                                --------        --------
Cash flows from operating activities:
    Net income (loss) ........................................................  $  2,161        $ (3,284)
    Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
          Depreciation and amortization ......................................     2,772           1,664
          Non-cash interest expense ..........................................       507             762
          Translation gain from foreign subsidiary ...........................       (21)             --
    Changes in assets and liabilities:
          Accounts receivable ................................................     1,107           1,102
          Inventory ..........................................................     2,251             619
          Other assets .......................................................       553            (141)
        Accounts payable and accrued expenses ................................    (3,222)         (3,818)
          Deferred revenue ...................................................    (2,992)           (296)
          Customer deposits ..................................................    (3,588)            250
                                                                                --------        --------
              Net cash used in operating activities ..........................      (472)         (3,142)
                                                                                --------        --------
Cash flows from investing activities:
    Net sales of short-term investments ......................................        --             973
    Expenditures for property and equipment ..................................      (852)           (785)
                                                                                --------        --------
              Net cash provided by (used in) investing activities ............      (852)            188
                                                                                --------        --------
Cash flows from financing activities:
    Exercise of stock options and employee stock purchase plan ...............       349             317
    Net repayments under credit agreements ...................................    (2,039)             --
    Proceeds from issuance of convertible debentures and warrants,
          net of issuance costs ..............................................     9,555              --
    Principal payments on capital lease obligations ..........................      (285)             --
                                                                                --------        --------
              Net cash provided by financing activities ......................     7,580             317
                                                                                --------        --------

Net increase (decrease) in cash and cash equivalents .........................     6,256          (2,637)
Cash and cash equivalents, beginning of period ...............................     5,921          12,708
                                                                                --------        --------
Cash and cash equivalents, end of period .....................................  $ 12,177        $ 10,071
                                                                                ========        ========
Supplemental cash flow information:

    Cash paid for interest ...................................................  $    327        $    413
                                                                                ========        ========

          See accompanying notes to consolidated financial statements.

                              VISUAL NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)

1.   Nature of Operations and Summary of Significant Accounting Policies:

     Visual Networks, Inc. ("Visual" or the "Company") designs, manufactures, sells and supports systems that manage the level of service provided over telecommunications networks, including networks that support the Internet.

Risks and Other Important Factors

     The Company has incurred significant losses since the second quarter of 2000 due primarily to decreased revenue. The Company made significant reductions in operating expenses since 2000 to align its operating expenses to revised business plans reflecting decreased revenue. These operating expense reductions included those resulting from the closure of three facilities and the reduction of its workforce by approximately 290 employees through the end of 2002. There were no workforce reductions during the nine months ended September 30, 2003. However, the Company has continued to reduce operating expenses through other cost savings measures such as revised bonus and commission plans and reduced marketing and other discretionary spending. Although operating expenses decreased for the nine months ended September 30, 2003 from the nine months ended September 30, 2002, operating expenses increased from the three months ended June 30, 2003 to the three months ended September 30, 2003. This increase was due to costs incurred for the Company's new product suite, Visual UpTime Select, coupled with hiring the Company's new chief financial officer and adjustments to commission plans resulting from our revised business plan. The Company incurred a net loss of $3.3 million for the nine months ended September 30, 2003 due to significantly decreased revenue that declined from $46.7 million for the nine months ended September 30, 2002 to $28.3 million for the nine months ended September 30, 2003, reflecting a reduction in sales for each of the Company's major products. As a result, the Company's balance of cash and cash equivalents decreased by $2.6 million in the nine months ended September 30, 2003.

     The future success of the Company will be dependent upon, among other factors, its ability to generate adequate cash for operating and capital needs. The Company is relying on its existing balance of cash and cash equivalents, together with future sales and the collection of the related accounts receivable to meet its future operating cash requirements. If cash provided by these sources is not sufficient to fund future operations, the Company will be required to further reduce its expenditures for operations or to seek additional capital through other means that may include additional borrowings, the sale of equity securities or the sale of assets. There can be no assurances that additional capital will be available, or available on terms that are reasonable or acceptable to the Company, particularly in light of its history of losses and accumulated deficit position.

     Under the terms of the senior secured convertible debentures (the "Debentures") issued by the Company in March 2002 (see Note 3), if the Company's earnings before interest, taxes, depreciation and amortization, less capital expenditures ("adjusted EBITDA"), as defined in the Debentures, for the year ended December 31, 2003 are less than $6.5 million, the Debenture-holders may require that the Company prepay all or a portion of up to 100% of the outstanding principal amount of the Debentures, plus accrued interest. The redemption of each Debenture may be made in cash or common stock at the Company's option provided certain conditions are satisfied. Issuance of common stock to repay the debt could result in significant dilution.

     Based on the Company's projections, the Company will not meet the adjusted EBITDA target. If the Company does not meet the target and is unsuccessful in renegotiating this target, the Debenture-holders could require the Company to prepay any or all of the Debentures at any time after the filing of the annual report on Form 10-K for the year ended December 31, 2003. Based on the Company's current cash projections, the Company may be able to repay the Debentures in cash if such repayment is required. However, the Company would not have sufficient cash remaining to fund operations and would need to seek additional capital through additional borrowings, a sale of additional securities or a sale of assets. Although the Company believes that it has the ability to obtain additional capital, the results of raising such capital may be dilutive. Further, there can be no assurance that such additional capital will be available, or available on terms that are reasonable or acceptable to the Company. If the Company is unable to raise sufficient cash, the business and financial condition of the Company would be materially adversely affected such that the Company may need to consider other alternatives for the future of the Company. The Company's limited capital resources and significant accumulated deficit could also result in the Company's inability to continue as a going concern.

     The Company's operations are subject to certain other risks and uncertainties, including among others, its accumulated deficit, uncertainty about future profitability, substantial dilution if the Company is required to raise capital through the sale of equity, dependence on major service provider customers during a general economic downturn in the telecommunications industry, unanticipated delays from subcontract manufacturers, potential failure to comply with Nasdaq listing requirements, sufficiency of cash to repay the Debenture-holders if early repayment is required, successful incorporation of the Company's products into service providers' infrastructures, long sales cycles, changes in the market's acceptance of and demand for the Company's products, uncertainty of success of new product introductions, rapidly changing technology, current and potential competitors with greater financial, technological, production, and marketing resources, potential errors in the Company's products or services, dependence on sole and limited source suppliers, limited protection of intellectual property and proprietary rights, dependence on key management personnel, ability to recruit and retain employees, difficulties assimilating any future acquisitions and uncertainty of future financial results.

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

     These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring which are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that will be achieved for the entire year ending December 31, 2003.

Principles of Consolidation

     The consolidated financial statements include the accounts of Visual Networks, Inc. and its wholly owned subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation.

Investments

     The Company holds a certificate of deposit ("CD") in the amount of $1.5 million ($2.5 million as of December 31, 2002), that matures on December 30, 2003, to collateralize a $1.5 million letter of credit issued in favor of one of the Company's contract manufacturers that expires on September 30, 2004. The Company also holds a CD in the amount of $30,000, that matures on November 30, 2003, to collateralize a $30,000 letter of credit issued in favor of a customer that expires on July 30, 2004. The CDs have been included as restricted short-term investments (see Note 2) in the accompanying consolidated balance sheets as of December 31, 2002 and September 30, 2003.

Inventory and Cost of Revenue

     Cost of revenue consists of subcontract manufacturing costs, component parts, warehouse costs, direct compensation costs, warranty and other contractual obligations, royalties, license fees and other overhead expenses related to the manufacturing operations. Product cost of revenue includes both hardware and software cost of revenue in the accompanying consolidated statements of operations. Cost of revenue related to software sales has not been significant. Support and services cost of revenue includes benchmark services, professional services and technical support costs in the accompanying consolidated statements of operations.

     Inventory, stated at the lower of standard cost or market, with costs determined on the first-in, first-out basis, consists of the following (in thousands):

                                            December 31,    September 30,
                                               2002             2003
                                            -----------     ------------
                  Raw materials ...........   $   486         $   217
                  Work-in-progress ........        61             119
                  Finished goods ..........     2,846           2,438
                                              -------         -------
                                              $ 3,393         $ 2,774
                                              =======         =======

     The Company records a provision for excess and obsolete inventory whenever such an impairment has been identified.

Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following (in thousands):

                                              December 31,    September 30,
                                                  2002            2003
                                              -----------     ------------
                  Accounts Payable ........     $ 3,429         $ 1,054
                  Accrued compensation ....       1,223             784
                  Accrued restructuring ...         580             446
                  Other accrued expenses ..       4,501           3,631
                                                -------         -------
                                                $ 9,733         $ 5,915
                                                =======         =======

Revenue Recognition

     The Company's network performance management products and services include hardware, software, professional services and technical support. The Company recognized the final revenue for existing benchmark services contracts, under which the Company was still required to perform services during the nine months ended September 30, 2003. Benchmark services, professional services and technical support revenues are reported as service revenue in the accompanying consolidated statements of operations. The Company recognizes revenue from the sale or license of its products in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") No. 97-2, "Software Revenue

Recognition" and SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition and Financial Statements," which summarizes existing accounting literature and requires that four criteria be met prior to the recognition of revenue. The accounting policies regarding revenue recognition are written to comply with the following criteria: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is probable. The third and fourth criteria may require the Company to make significant judgments or estimates.

     To determine if a fee is fixed or determinable, the Company evaluates rights of return, customer acceptance rights, if applicable, and multiple-element arrangements of products and services to determine the impact on revenue recognition. The Company's agreements generally have not included rights of return except in certain reseller relationships that include stock rotation rights. If offered, rights of return only apply to hardware. If an agreement provides for a right of return, the Company typically recognizes revenue when the right has expired, a specific end-user customer has been identified, or the product has been resold by the distribution channel. If the Company has sufficient historical information to allow it to make an estimate of returns in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists," the Company defers an estimate for such returns and recognizes the remainder at the date of shipment. If an agreement provides for evaluation or customer acceptance, the Company recognizes revenue upon the completion of the evaluation process, acceptance of the product by the customer and completion of all other criteria. Most of the Company's sales are multiple-element arrangements and include hardware, software, and technical support. The Company's software sales sometimes include professional services for implementation but these services are not a significant source of the Company's revenue. Training is also offered but is not a significant source of the Company's revenue. Revenue from multiple-element arrangements is recognized using the residual method whereby the fair value of any undelivered elements, such as customer support and services, is deferred and any residual value is allocated to the software and recognized as revenue upon delivery. The fair values of any undelivered elements, typically professional services, technical support and training, have been determined based on the Company's specific objective evidence of fair value, which is based on the price that the Company charges customers when the element is sold separately.

     The Company's technical support contracts require it to provide technical support and unspecified software updates to customers on a when and if available basis. The Company recognizes customer support revenue, including support revenue that is bundled with product sales, ratably over the term of the contract period, which generally ranges from one to three years. The Company recognizes revenue from services when the services are performed. Subscription fees for the Company's Visual Internet Benchmark reports are recognized upon delivery of the reports. The remaining deferred subscription fee revenue was recognized in the nine months ended September 30, 2003 when the final contract under which the Company was obligated to provide service was completed. No additional subscription fee revenue for this product is anticipated beyond September 30, 2003. The Company receives royalty payments from the purchaser of the Visual Internet Benchmark service on new contracts, which are included in support and services revenue in the accompanying statements of operations for the three and nine months ended September 30, 2002 and 2003.

     The Company sells its products directly to service providers, through indirect channels ("resellers") and to end-user customers. Certain reseller customers have stock rotation rights, under which the customer can exchange previously purchased products for other products of equal or greater cost, subject to certain limitations, based on their end-user customers' requirements. The Company recognizes revenue under these arrangements once the stock rotation right expires, a specific end-user customer has been identified, or the product has been resold by the distributor.

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

     In May 2001, the Company announced the discontinuation of the Visual Trinity product, the primary product acquired with Avesta Technologies, Inc. ("Avesta"), and stopped all development efforts. The Company provided technical support for the Visual Trinity product through September 2002 and has no remaining technical support obligations to the Visual Trinity customers. As a result, revenue related to this product subsequent to May 2001 consisted primarily of technical support revenue, all of which was recognized over the terms of the relevant agreements. In addition, the Company receives royalty payments from a third party who has certain distribution rights for the Visual Trinity product. These royalties are included in support and services revenue for the nine months ended September 30, 2003 and are insignificant. There were no Visual Trinity royalties for the nine months ended September 30, 2002.

     In 2002, the remaining customer for the CellTracer product, Network Associates, placed what they indicated would be final orders. In 2003, the Company discontinued sales of the Visual eWatcher and CellTracer products. Neither product produced significant revenue for the three and nine months ended September 30, 2002 or 2003.

Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company generally sells its products to large telecommunications and Internet service provider companies primarily in the United States of America. The Company grants credit terms without collateral to its customers and, other than a loss related to the bankruptcy of one of the Company's significant customers during 2002 as described below, has not experienced any significant credit related losses. Accounts receivable include allowances to record receivables at their estimated net realizable value. As of September 30, 2003, three customers individually represented 22%, 11% and 10% of accounts receivable.

     A significant customer of the Company, MCI, filed for bankruptcy on July 21, 2002. Sales to MCI represented approximately $6.3 million in revenue for the year ended December 31, 2002. The Company wrote off approximately $0.7 million of accounts receivable due from MCI against the allowance for bad debts during 2002. The Company entered into an agreement to sell these previously written-off receivables to an unrelated third party for approximately $0.3 million, which is recorded as a reduction to bad debt expense in general and administrative expense in the accompanying consolidated results of operations for the nine months ended September 30, 2003.

     Due to the relationship that the Company has with MCI and its customers, the Company is continuing to sell products to MCI during its bankruptcy. The Company has taken steps to limit its financial exposure. In July 2002, the Company signed an agreement (the "July Agreement") with MCI that established new terms and conditions under which the Company shipped products to MCI during the initial weeks of MCI's bankruptcy. After MCI made timely payment of the related invoices, the Company entered into a subsequent agreement (the "August Agreement") that changed MCI's payment terms to substantially those that existed prior to the bankruptcy filing. MCI complied with the terms of the July Agreement and August

Agreement during the year ended December 31, 2002 and continues to be in compliance as of the date of this filing.

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

     The following is a summary of the change in the Company's accrued warranty during the nine months ended September 30, 2003 (in thousands):

         Balance as of December 31, 2002 ........................      $ 402
         Provisions for warranty ................................         69
         Settlements made .......................................        (47)
                                                                       -----
         Balance as of September 30, 2003 .......................      $ 424
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

Segment Reporting and Significant Customers

     SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. Management has concluded that the Company's operations occur in one segment only based upon the information used by management in evaluating the performance of the business. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The revenue and assets of the Company's foreign subsidiaries have not been significant. For the nine months ended September 30, 2002, three customers individually represented 35%, 12% and 12% of revenue. For the nine months ended September 30, 2003, three customers individually represented 32%, 20% and 12% of revenue. The agreements with the Company's significant customers do not obligate these customers to make any minimum purchases from the Company.

    The following table presents the Company's revenue by product (in thousands):

                                                            Three Months Ended         Nine Months Ended
                                                               September 30,             September 30,
                                                            ------------------         -----------------

                                                            2002          2003         2002         2003
                                                          --------      ---------    --------     ---------
    Visual UpTime .....................................   $ 13,823      $   8,550    $ 37,886     $  25,300
    Visual IP InSight .................................        540            747       6,353         2,728
                                                          --------      ---------    --------     ---------
              Continuing products .....................     14,363          9,297      44,239        28,028
                                                          --------      ---------    --------     ---------
    Visual Internet Benchmark .........................         92              -         722            57
    Visual Cell Tracer ................................         68              -         836             -
    Visual Trinity and eWatcher .......................         49              -         495             -
                                                          --------      ---------    --------     ---------
              Discontinued products ...................        209              -       2,053            57
                                                          --------      ---------    --------     ---------
    Royalties .........................................         80             70         362           259
                                                          --------      ---------    --------     ---------
              Total revenue ...........................   $ 14,652      $   9,367    $ 46,654     $  28,344
                                                          ========      =========    ========     =========

Basic and Diluted Earnings (Loss) Per Share

     SFAS No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.

     Diluted earnings (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase 8,789,713 shares of common stock that were outstanding at September 30, 2002 has been included in the computation of diluted earnings per share for the three and nine months ended September 30, 2002. The effect of the convertible Debentures issued in March 2002 (see Note 3) that are convertible into 2,986,093 shares of common stock has not been included in the computation of diluted earnings per share for the three and nine months ended September 30, 2002 as their effect would be anti-dilutive. Options and warrants to purchase 9,522,969 shares of common stock that were outstanding as of September 30, 2003 were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2003 as their effect would be anti-dilutive. The effect of the convertible Debentures has not been included in the computation of diluted earnings per share for the three and nine months ended September 30, 2003 as their effect would be anti-dilutive.

     The following details the computation of the earnings (loss) per share (in thousands, except per share data):

                                                    Three Months Ended           Nine Months Ended
                                                        September 30,              September 30,
                                                  -----------------------    ------------------------
                                                     2002          2003         2002          2003
                                                  ----------    ---------    -----------   ----------
Net income (loss) ............................    $      665    $  (2,515)   $     2,161   $   (3,284)
                                                  ==========    =========    ===========   ==========
Basic weighted-average shares outstanding:
  Average number of shares of common stock
     outstanding .............................        32,175       32,648         32,080       32,550
Diluted weighted-average shares outstanding:
  Treasury stock effect of options and
     warrants ................................            20           --            352           --
                                                  ----------    ---------    -----------   ----------
Diluted weighted-average shares outstanding ..        32,195       32,648         32,432       32,550
                                                  ==========    =========    ===========   ==========
Earnings (loss) per common share:
  Basic earnings (loss) per share ............    $     0.02    $   (0.08)   $      0.07   $    (0.10)
                                                  ==========    =========    ===========   ==========
  Diluted earnings (loss) per share ..........    $     0.02    $   (0.08)   $      0.07   $    (0.10)
                                                  ==========    =========    ===========   ==========

New Accounting Pronouncements

     In August 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." It addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The new standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operations.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

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

     In December 2000, the bank issued a standby letter of credit, as amended, in favor of the Company's contract manufacturer, that expires on September 30, 2004 (the original expiration date was March 31, 2002) in the amount of $1.5 million. The letter of credit was $2.5 million as of December 31, 2002. The Company secured the letter of credit with a pledge of a CD in the amount of $1.5 million that matures on December 30, 2003. The CD was $2.5 million at December 31, 2002. In July 2003, the bank issued a standby letter of credit in favor of one of the Company's customers, that expires on July 30, 2004 in the amount of $30,000. The Company secured the letter of credit with a pledge of a CD in the amount of $30,000 that matures on November 30, 2003. The CDs are recorded as restricted short-term investments in the accompanying consolidated balance sheets as of December 31, 2002 and September 30, 2003.

3.  Convertible Debentures:

     In March 2002, the Company issued senior secured convertible Debentures in the aggregate amount of $10.5 million in a private placement. The Debentures are due March 25, 2006, are payable in cash or common stock, at the Company's option provided certain conditions are satisfied, and bear interest at an annual rate of 5% payable quarterly in cash or common stock, at the Company's option, provided certain conditions are satisfied. To date, all quarterly interest payments under the Debentures have been made in cash. The Debentures may be converted initially into 2,986,093 shares of the Company's common stock at the option of the holders at a price of $3.5163 per share, subject to certain adjustments. The conversion price of the Debentures will adjust if the Company issues additional shares of common stock or instruments convertible into common stock at a price that is less than the then-effective conversion price of the Debentures. The Company has the right to require the holders to convert their Debentures into common stock if the closing price of the Company's common stock exceeds 175% of the conversion price for 20 consecutive days after September 26, 2003.

     In connection with the issuance of the Debentures, the Company issued to the holders warrants to purchase 828,861 shares of its common stock at an initial exercise price of $4.2755 per share. If the Company issues additional shares of common stock or instruments convertible into common stock at a lower price than the then-effective exercise price, the exercise price would be adjusted downward to such lower price until March 25, 2004, and thereafter would be adjusted on a weighted average basis. The warrants expire on March 25, 2007.

     The holders of the Debentures also received the right to purchase shares of to-be-created Series A preferred stock and equity participation rights, which have now expired unexercised. The Debenture-holders were also granted registration rights.

     The Debentures include a financial target related to the Company's financial performance during 2003. If the Company's earnings before interest, taxes, depreciation and amortization, less capital expenditures ("adjusted EBITDA"), as defined in the Debentures, for the year ended December 31, 2003 are less than $6.5 million, the Debenture-holders may require that the Company prepay all or a portion of up to 100% of the outstanding principal amount of their Debentures, plus accrued interest. The redemption of each Debenture may be made in cash or common stock at the Company's option provided certain conditions are satisfied. Issuance of common stock to repay the debt could result in significant dilution.

     Based on our projections, the Company does not anticipate meeting the adjusted EBITDA target. If the Company does not meet this target and are unsuccessful in renegotiating the target, the Debenture-holders could require the Company to prepay any or all of the Debentures at any time after the filing of its annual report on Form 10-K for the year ended December 31, 2003. Based on the Company's current cash projections, the Company may be able to repay the Debentures in cash if such repayment is required. However, the Company would not have sufficient cash remaining to fund operations and would need to seek additional capital through additional borrowings, a sale of additional securities or a sale of assets. Although the Company believes that it has the ability to obtain additional capital, the results of raising such capital may be dilutive. There can be no assurance that such additional capital will be available, or available on terms that are reasonable or acceptable to us. If the Company is unable to raise sufficient cash, the business and financial condition of the Company would be materially adversely affected such that the Company may need to consider other alternatives for the future of the Company. The Company's limited capital resources and significant accumulated deficit could also result in the Company's inability to continue as a going concern.

     In addition, under the terms of the Debentures, a number of events could trigger the Debenture-holders' right to force early repayment of 115% of the outstanding principal plus accrued and unpaid interest owed under the Debentures. Events constituting a triggering event include:

     . default by the Company on other indebtedness or obligations under any other debenture, mortgage, credit agreement or other facility, indenture agreement, factoring agreement or other instrument under which there may be issued, or by which there may be secured or evidenced, any indebtedness for borrowed money or money due under any long term leasing or factoring arrangement in an amount exceeding $500,000;

     . failure by the Company to have its common stock listed on an eligible market;

     .   bankruptcy of the Company;

     . engagement by the Company in certain change in control, sale of assets or redemption transactions;

     . failure by the Company to file its 2003 annual report on Form 10-K no later than March 31, 2004; and

     . certain other failures by the Company to perform obligations under the Debenture agreement and/or the related agreements.

     The aggregate amount of the Debentures, $10.5 million, is included in the accompanying balance sheets as of December 31, 2002 and September 30, 2003, net of unamortized debt discount of approximately $2.5 million and $2.0 million, respectively. The net amount represents the fair market value after allocating the proceeds to the various additional components of the debt. Approximately $2.1 million in proceeds from the Debentures were allocated to the value of the warrants. The fair value of the warrants was determined using the Black-Scholes valuation model with the following assumptions: no dividend yield, expected volatility of 129%, risk-free interest rate of 4.85% and a term of five years. Approximately $0.3 million in proceeds from the Debentures was allocated to the value of the Preferred Stock Rights as determined by an appraisal. On the date of issuance of the Debentures, the conversion price of the Debentures, after taking into consideration the allocation of proceeds to the warrants and Preferred Stock Rights, was less than the quoted market price of the Company's common stock. Accordingly, approximately $1.0 million in proceeds from the Debentures was allocated to additional paid-in capital to recognize this beneficial conversion feature. The discount on the Debentures resulting from the allocation of proceeds to the value of the warrants, Preferred Stock Rights and beneficial conversion is being amortized as a charge to interest expense over the four-year period until the Debentures become due in March 2006.

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

     The Company recorded deferred compensation of approximately $100,000 related to stock option grants during the nine months ended September 30, 2002. The Company amortized approximately

$124,000 and $2,000 of deferred compensation during the nine months ended September 30, 2002 and 2003, respectively.

     If compensation expense had been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reported at the pro forma amounts indicated below (in thousands, except per share amounts):

                                                             Three Months Ended          Nine Months Ended
                                                               September 30,                September 30,
                                                         --------------------------   ------------------------
                                                            2002            2003         2002          2003
                                                         -----------    -----------   -----------   ----------
Net income (loss), as reported .....................     $       665    $    (2,515)  $     2,161   $   (3,284)
Add: Stock-based employee compensation
  expense included in reported net income (loss) ...              20             --           124            2
Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based method for all awards ................          (1,714)        (1,353)       (6,069)      (4,413)
                                                         -----------    -----------   -----------   ----------
Pro forma net loss .................................     $    (1,029)    $   (3,868)  $    (3,784)  $   (7,695)
                                                         ===========    ===========   ===========   ==========
Earnings (loss) per share:
  Basic: as reported ...............................     $      0.02    $     (0.08)  $      0.07   $    (0.10)
                                                         ===========    ===========   ===========   ==========
  Basic: pro forma .................................     $     (0.03)   $     (0.12)  $     (0.12)  $    (0.24)
                                                         ===========   ============   ===========   ==========
  Diluted: as reported .............................     $      0.02    $     (0.08)  $      0.07   $    (0.10)
                                                         ===========    ===========   ===========   ==========
  Diluted: pro forma ...............................     $     (0.03)   $     (0.12)  $     (0.12)  $    (0.24)
                                                         ===========    ===========   ===========   ==========

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the three and nine months ended September 30, 2002 and 2003: no dividend yield, expected volatility from 97% t o 206%, risk-free interest rates from 2.9% to 4.1% and an expected term of 5 years.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     From our incorporation in August 1993 through December 1996, our principal objective was to secure sufficient equity financing to enable us to accelerate product development efforts of Visual UpTime for frame relay deployment and create the corporate infrastructure necessary to support these efforts. We first shipped Visual UpTime in mid-1995 and began generating significant revenue during 1996. Since our inception, we have focused on establishing relationships with service providers with the goal of having these service providers include our products into their infrastructure or in their service offerings to their subscribers. Consistent with this goal, we have established agreements with major service providers such as AT&T, BellSouth, Equant, MCI, SBC, Sprint, and Verizon. During 1998, 1999 and 2000, we continued to focus on selling Visual UpTime and added to our product portfolio as a result of a series of acquisitions -- the Net2Net product, CellTracer, in 1998; the Inverse products, Visual IP InSight and Visual Internet Benchmark, in 1999; and the Avesta products, Visual Trinity and Visual eWatcher, in 2000. During 2001, we discontinued development and sales efforts of Visual Trinity and sold the Visual Internet Benchmark service. In 2002, the remaining customer for our CellTracer product, Network Associates, placed what they indicated would be final orders. In 2003, we discontinued sales of the Visual eWatcher and CellTracer products. Neither product produced significant revenue during 2002 or the nine months ended September 30, 2003. We continue to focus our sales efforts on Visual UpTime and Visual IP InSight.

     We acquired Avesta Technologies, Inc. ("Avesta") on May 24, 2000. We believed that the acquisition of Avesta would provide critical pieces to our strategy to become one of the largest network performance management vendors with one of the industry's broadest portfolios of products and functionality. We also anticipated that the merger would bring us closer to providing a single-vendor solution to the internet infrastructure management needs of customers, especially our intended integration of networks, systems and applications into a unified service view for service providers and their enterprise subscribers. We expected to generate revenue from the Avesta products of approximately $30 million in 2000. Instead, these products generated revenue of $7.3 million in 2000, and significantly increased our operating expenses. Subsequent to the acquisition, we concluded that, without significant modifications, the primary Avesta product, Trinity, was not a viable solution for our strategic service provider customers. The product was more specifically targeted to direct enterprise customers, which did not fit with our service provider focused business plan. As a result of an analysis performed in early 2001 by a company-wide task force, we determined that the time and expense required to make the Visual Trinity product competitive in its market space and more suitable to our service provider customers would be prohibitive. These factors, in conjunction with revenue declines in our other products, resulted in a $328.8 million impairment charge and $7.0 million in restructuring charges in 2000. In 2001, we discontinued the Visual Trinity product, resulting in $3.3 million in additional impairment charges related to the remaining intangible assets from the Avesta acquisition, $3.7 million in a write-down related to an investment that was acquired with Avesta that was determined to be impaired as of December 31, 2001 and $2.3 million (net of reversals) in restructuring charges. We did not have any remaining assets related to Avesta included in our balance sheet as of December 31, 2002 or September 30, 2003.

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

     We returned to profitability for the three months ended March 31, 2002 and remained profitable for each quarter in 2002. However, we incurred a net loss of $3.3 million for the nine months ended September 30, 2003 due to significantly decreased revenue that declined from $46.7 million for the nine months ended September 30, 2002 to $28.3 million for the nine months ended September 30, 2003, reflecting a reduction in sales for each of the Company's major products. Visual UpTime revenue decreased by $12.6 million due to a decrease in demand reflecting: 1) the continued downturn in the telecommunications industry, which continues to be reflected in a slowdown in demand for telecommunications products and services, including those based on our products; 2) decreased capital spending by end-user customers resulting in slower deployment of inventory at our service providers, particularly AT&T; 3) tighter inventory control at our service provider customers resulting from the decreased capital spending by end-users, particularly AT&T and Equant; and 4) the loss of business to competitors. Revenue from the Visual IP InSight product decreased $3.6 million due to a significant sale to Verizon for $3.5 million during the nine months ended September 30, 2002. Revenue from the Visual IP InSight product often fluctuates significantly from quarter to quarter due to the timing of sizeable orders placed by a limited number of service providers. Such fluctuations can also significantly affect our gross margin because our software costs of revenue are so insignificant. The $2.0 million decrease in revenue from Visual Internet Benchmark, Visual Trinity, Visual eWatcher and CellTracer reflects, respectively, the sale of Visual Internet Benchmark and the discontinuation of sales of Visual Trinity, Visual eWatcher and CellTracer.

     We have refocused our sales, marketing and other efforts on our core Visual UpTime and Visual IP InSight products, our core service provider customers and service creation over resale to end users. We introduced our new product suite, Visual UpTime Select (discussed in detail later in this section) in an effort to address market segmentation for Visual UpTime so we can sell more efficiently and effectively in those segments. We have directed our Visual IP InSight development efforts at making the product more suitable for our core service provider customers and enabling the use of our product in higher-margin broadband networks over, for example, cable lines and Digital Subscriber Lines
(DSL). We have also focused our efforts on training the Cisco sales force and building our pipeline for the Cisco product that is based on Visual UpTime, the Cisco Wide Area Performance Management System ("Cisco WAPMS"), that was announced during 2002. During the nine months ended September 30, 2003, we recorded our first revenue related to Cisco WAPMS. The amount for the three and nine months ended September 30, 2003 was insignificant.

     We have also aggressively reduced our operating expenses by $7.6 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 to be more in line with our reduced revenue projections by revising bonus and commission plans, revising employee benefits, and significantly reducing marketing and other discretionary spending. Although, our operating expenses have decreased significantly since September 30, 2002, our operating expenses increased $0.9 million from the three months ended June 30, 2003 from $7.5 million to $8.4 million for the three months ended September 30, 2003. This increase is primarily due to hiring costs related to our chief financial officer coupled with costs incurred for our new product launch announced on October 27, 2003 and revised commission plans resulting from our revised business plan.

     On October 27, 2003, we announced our new product suite, Visual UpTime Select. The new architecture is intended to offer greater flexibility to fit the evolving needs of our customers, resellers, and service providers. Increased reliance on enterprise applications, such as customer relationship management
(CRM), supply chain management and Web-based services, has put greater emphasis on the need for optimal performance and 24x7 availability of corporate IT networks. Our new modular approach allows companies to buy what they need - when they need it - in order to effectively optimize and manage for applications delivery over their network infrastructure. We believe that the increased flexibility of Visual UpTime Select is critical to meet the changing needs and budgets of today's IT organizations. Visual UpTime Select includes new core capabilities, the unbundling of proven Visual UpTime functionality into modular software components, and flexible purchasing options. New core capabilities include a service summary application, Web-based management capabilities, active troubleshooting views, auto discovery of protocols, an enhanced reporting module and an integration module providing interfaces to third-party reporting packages and manager of manager platforms such as HP OpenView and Aprisma SPECTRUM. There can be no assurance that our revenue will increase as a result of the release of Visual UpTime Select or that we will return to profitability.

     While we do not know when the downturn in the telecommunications industry will end, or how robust the recovery will be once or if it does begin, we continue to revisit our business plan as we seek to return to profitability. We anticipate that the introduction of Visual UpTime Select, coupled with the control of operating expenses, will result in a return to profitability within nine to twelve months. There can be no assurance that we will return to profitability.

     Based on our anticipated cost structure, our ability to generate net income in the future is, in large part, dependent on our success in achieving quarterly revenue of at least $12.0 million to $13.0 million, achieving quarterly gross margins of 65% to 70% and reducing quarterly operating expenses to $8.0 million or less. Due to market conditions, competitive pressures, and other factors beyond our control, there can be no assurances that we will be able to meet these goals. In the event that the anticipated revenue goals are not met, we may not be profitable and we may be required to further reduce our cost structure.

     Our Debentures include a financial target related to our financial performance during 2003. If our earnings before interest, taxes, depreciation and amortization, less capital expenditures ("adjusted

EBITDA"), as defined in the Debentures, for the year ended December 31, 2003 are less than $6.5 million, our Debenture holders may require that we prepay all or a portion of up to 100% of the outstanding principal amount of their Debentures, plus accrued interest. The redemption of each Debenture may be made in cash or common stock at our option provided certain conditions are satisfied. Issuance of common stock to repay the debt could result in significant dilution.

     It is not our intention to provide the adjusted EBITDA numbers for purposes of evaluating our operating results. Our management does not use adjusted EBITDA as a measure of operating results. However, we are including this number in this Form 10-Q because we believe that it provides our investors and industry analysts with additional information in order to evaluate our ability to meet the financial target contained in the Debentures. Adjusted EBITDA is not a recognized term under generally accepted accounting principles ("GAAP") and should not be considered as an alternative to net income (loss) or cash flow provided by (used in) operating activities determined in accordance with GAAP. Because adjusted EBITDA, as defined in the Debentures, excludes some, but not all, items that affect net income, it may not be comparable to EBITDA, or other similarly titled measures used by other companies. The following table sets forth (i) the calculation of adjusted EBITDA and (ii) a reconciliation of adjusted EBITDA to our net cash used in operating activities for the nine months ended September 30, 2003 (unaudited, in thousands):

         Net loss, as reported ...........................   $    (3,284)
         Interest expense ................................         1,175
         Depreciation and amortization ...................         1,664
         Capital expenditures ............................          (785)
                                                             -----------
             Adjusted EBITDA .............................        (1,230)
         Cash interest expense ...........................          (413)
         Capital expenditures ............................           785
         Changes in assets and liabilities ...............        (2,284)
                                                             -----------
             Net cash used in operating activities .......   $    (3,142)
                                                             ===========

     In order for us to meet the financial target that is specified in the Debentures for 2003, we must achieve adjusted EBITDA during the remainder of 2003 in excess of $7.7 million. Based on our projections, we do not expect to meet this financial target. If we do not meet this target and are unsuccessful in renegotiating the target, the Debenture-holders could require us to prepay any or all of the Debentures at any time after the filing of our annual report on Form 10-K for the year ended December 31, 2003. Based on our current cash projections, we may be able to repay the Debentures in cash if such repayment is required. However, we would not have sufficient cash remaining to fund operations and would need to seek additional capital through additional borrowings, a sale of additional securities or a sale of assets, none of which may be available on terms reasonably acceptable to us. Although we believe that we have the ability to obtain additional capital, the results of raising such capital may be dilutive. There can be no assurance that such additional capital will be available, or available on terms that are reasonable or acceptable to us. If we are unable to raise sufficient cash, our business and financial condition would be materially adversely affected such that we may need to consider other alternatives for our future. Our limited capital resources and significant accumulated deficit could also result in our inability to continue as a going concern.

On July 31, 2003, the U.S. General Services Administration ("GSA") informed MCI that it had initiated debarment proceedings against MCI and its affiliates. The debarment makes MCI and its affiliates ineligible to compete for new Federal government contracts, to renew or extend existing Federal government contracts, to act as an agent of another Federal contractor in its dealings with the government or to receive any subcontracts of Federal government contracts in excess of twenty-five thousand dollars ($25,000). We are uncertain what impact, if any, this debarment will have on our business.

     Subsequent to our earnings announcement on October 16, 2003, we revised our previously reported results of operations for the three months ended September 30, 2003. The change resulted from our decision to not recognize $172,000 of revenue related to a sale of Visual IP InSight due to failure by our reseller to complete the sale to the specified end-user customer or identify an alternative end-user customer. As a result, the following changes occurred from our October 16, 2003 earnings announcement to the results in this Form 10-Q, respectively: revenue decreased from $9.5 million to $9.4 million; gross profit decreased from $6.4 million to $6.2 million or gross margin of 67.3% to 66.7%; net loss increased from $2.3 million to $2.5 million; and our net loss per share increased from $0.07 to $0.08 per share.

Results of Operations

     The following table presents certain consolidated statement of operations data as a percentage of our revenue:

                                              Three Months Ended   Nine Months Ended
                                                 September 30,       September 30,
                                              ------------------   ------------------
                                                2002      2003       2002      2003
                                              ------    -------    ------    -------
   Revenue:
     Hardware .............................     82.2%      75.3%     68.3%      71.3%
     Software .............................      0.7        1.5      11.1        4.1
     Support and services .................     17.1       23.2      20.6       24.6
                                              ------     ------    ------    -------
             Total revenue ................    100.0      100.0     100.0      100.0
                                              ------     ------    ------    -------
   Cost of revenue:
     Product ..............................     27.6       30.9      24.4       25.3
     Support and services .................      2.5        2.4       3.6        2.7
                                              ------     ------    ------    -------
             Total cost of revenue ........     30.1       33.3      28.0       28.0
                                              ------     ------    ------    -------
     Gross profit .........................     69.9       66.7      72.0       72.0
                                              ------     ------    ------    -------
   Operating expenses:
     Research and development .............     20.9       28.0      20.4       28.0
     Sales and marketing ..................     31.0       43.0      33.7       38.5
     General and administrative ...........     11.0       18.6      11.5       14.8
                                              ------     ------    ------    -------
             Total operating expenses .....     62.9       89.6      65.6       81.3
                                              ------     -----      -----    -------
   Income (loss) from operations ..........      7.0      (22.9)      6.4       (9.3)
   Other income ...........................       --         --        --        1.6
   Interest expense, net ..................     (2.5)      (3.9)     (1.8)      (3.9)
                                              ------     ------    ------    -------
   Net income (loss) ......................      4.5%     (26.8)%     4.6%     (11.6)%
                                              ======     ======    ======    =======

     The following table presents the revenue by product (unaudited, in thousands):

                                              Three Months Ended   Nine Months Ended
                                                 September 30,       September 30,
                                              ------------------   ------------------
                                                2002       2003      2002       2003
                                              --------   -------   --------   -------
   Visual UpTime ..........................   $ 13,823   $ 8,550   $ 37,886   $25,300
   Visual IP InSight ......................        540       747      6,353     2,728
                                              --------   -------   --------   -------
         Continuing products ..............     14,363     9,297     44,239    28,028
                                              --------   -------   --------   -------
   Visual Internet Benchmark ..............         92         -        722        57
   Visual Cell Tracer .....................         68         -        836         -
   Visual Trinity and eWatcher ............         49         -        495         -
                                              --------   -------   --------   -------
             Discontinued products ........        209         -      2,053        57
                                              --------   -------   --------   -------
   Royalties ..............................         80        70        362       259
                                              --------   -------   --------   -------
             Total  revenue ...............   $ 14,652   $ 9,367   $ 46,654   $28,344
                                              ========   =======   ========   =======

     The following table presents the hardware, software, and support and services revenue attributable to customers that individually represented more than 10% of our total revenue for each period presented (unaudited, in thousands):

                                                  Three Months Ended       Nine Months Ended
                                                      September 30,          September 30,
                                                  ---------------------   -------------------
                                                     2002        2003        2002        2003
                                                  ---------   ---------   ---------   -------
  AT&T .......................................    $   5,466   $   2,583   $  16,483   $ 9,148
  Interlink Communications Systems ...........        1,733       1,356           *     3,330
  MCI ........................................        2,090       1,084       5,675         *
  Sprint .....................................        1,747       1,647           *     5,670
  Verizon ....................................            *           *       5,260         *
  All other customers (each individually
       less than 10%) ........................        3,616       2,697      19,236    10,196
                                                  ---------   ---------   ---------   -------
   Total revenue .............................    $  14,652   $   9,367   $  46,654   $28,344
                                                  =========   =========   =========   =======

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

     We expect that a significant portion of our revenue in 2003 will be attributable to sales of Visual UpTime and Visual IP InSight to service providers. Visual UpTime Select is not expected to have a significant impact on 2003. The loss of any one of AT&T, Sprint or MCI, which together have historically provided a majority of our revenue, would result in a substantial loss of revenue that could have a material adverse effect on our business. For the nine months ended September 30, 2003, AT&T, Sprint and Interlink Communications Systems represented 32%, 20%, and 12%, respectively, of our consolidated revenue. Revenue related to all service providers represented 85% and 82% of our consolidated revenue for the nine months ended September 30, 2002 and 2003, respectively. This concentration should continue because our customer base consists predominantly of service providers. Existing service provider customers are not easily replaced because of the small number of participants in that market. High barriers to entry due to extraordinary capital requirements and the increased possibility that existing service providers may merge or fail because of the current downturn in the telecommunications industry, may further reduce their number and make replacing a significant network service provider customer very difficult. Furthermore, the small number of network service providers means that the reduction, delay or cancellation of orders or a delay in shipment of our products to any one service provider customer could have a material adverse effect on our revenue for a quarter. Our anticipated dependence on sizable orders from a limited number of service provider customers will make the relationship between us and each service provider critically important to our business. Further, because none of our agreements contain minimum purchase requirements, there can be no assurance that the issuance of a purchase order will result in significant recurring business.

     Our operations and financial position are subject to certain other risks and uncertainties, including among others, our accumulated deficit, uncertainty of future profitability and possible fluctuations in financial results, our likely inability to meet the financial target in our Debentures for 2003, substantial fixed operating costs, possible dilution to our common stockholders due to the conversion features of our convertible Debentures, dependence on sales to key customers, dependence on MCI as a significant customer, dependence on a sole-source subcontract manufacturer for some product materials, potential delisting and reduced liquidity of our shares resulting from failure to meet Nasdaq listing requirements, the potential triggering of early repayment of our Debentures, the continued downturn in the telecommunications industry, uncertainty of success of new product introductions, long sales cycles, improvements to the infrastructure of the Internet, rapid technological change, growing competition from several market segments, errors in our products, dependence upon sole and limited source suppliers, potential fluctuations in component pricing, potential claims of patent infringement by third parties, potential failure to protect our intellectual property rights, dependence upon key employees and the ability to retain employees. Failure to meet any of these and other challenges could adversely affect our future operating results.

Results of Operations for the Three Months Ended September 30, 2002 Compared with the Three Months Ended September 30, 2003

     Revenue.

     Our revenue can be divided into three types: hardware, software, and support and services. Each of our products has components of each revenue type. Sales of Visual UpTime are primarily classified as hardware revenue. We also sell licenses related to Visual UpTime that are classified as software revenue. Revenue related to the Cisco WAPMS product are included in Visual UpTime revenue and are classified as software revenue. Sales of Visual IP InSight are primarily classified as software revenue. However, sales of our hardware product, the IP Service Element (ISE), which embeds certain Visual IP InSight functionality in a hardware device, are classified as hardware revenue. Sales of Visual eWatcher and Visual Trinity, both discontinued products, were classified as software revenue. Sales of our Visual IP InSight subscription service, which we no longer offer to our customers, were classified as support and services revenue. Sales of the Visual Internet Benchmark service, which was sold in 2001, were classified as support and services revenue. Royalties from the Visual Internet Benchmark service and the Visual Trinity product are classified as support and services revenue. Sales of CellTracer are classified as hardware revenue. Sales of technical support, professional services and training for all of our products are classified as support and services revenue.

     Total revenue was $14.7 million for the three months ended September 30, 2002 compared to $9.4 million for the three months ended September 30, 2003, a decrease of $5.3 million. The share of our revenue related to service providers decreased from approximately 79% of revenue for the three months ended September 30, 2002 to 78% for the three months ended September 30, 2003. We anticipate that the percentage of revenue attributable to our service providers for the remainder of 2003 will be consistent with the levels achieved during the three months ended September 30, 2003.

     Hardware revenue. Hardware revenue was $12.0 million for the three months ended September 30, 2002 compared to $7.1 million for the three months ended September 30, 2003, a decrease of $4.9 million. The decrease was due primarily to a decrease in demand for Visual UpTime from AT&T, MCI, Sprint, Equant and our reseller channel. We believe, in general, that the decrease in demand for Visual UpTime was primarily the result of increased competition and the continued downturn in the telecommunications industry, which was reflected in a continued slowdown in demand for telecommunications products and services and reduced capital spending by end-user customers. More specifically, we believe that revenue from AT&T and Equant decreased due to slower deployment of inventory resulting from decreased spending by end-user customers, thereby resulting in tighter inventory controls coupled with our loss of business to our competitors. Revenue from MCI, Sprint and our reseller channel decreased due to decreased spending by end-user customers coupled with our loss of business to our competitors.

     Software revenue. Software revenue was $0.1 million for the three months ended September 30, 2002 and 2003. License revenue for Visual UpTime and Visual IP InSight was essentially flat from the three months ended September 30, 2002 to the three months ended September 30, 2003. The revenue related to Cisco WAPMS was insignificant for the three months ended September 30, 2003.

     Support and services revenue. Support and services revenue was $2.5 million for the three months ended September 30, 2002 compared to $2.2 million for the three months ended September 30, 2003, a decrease of $0.3 million. The decrease in support and services revenue was due primarily to decreased revenue for the Visual Internet Benchmark service of $0.1 million resulting from the discontinuation of this product. We recognized the final revenue from the Visual Internet Benchmark service during the three months ended June 30, 2003 when the last contract expired. We also receive royalty payments from the purchaser on new contracts. Revenue from royalty payments was flat for the period. Technical support revenue was down $0.4 million due to expired contracts for Visual UpTime and IP InSight that were not renewed. These decreases were offset by an increase in training and professional services of $0.1 million due to increased demand for these services.

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

     Total cost of revenue was $4.4 million for the three months ended September 30, 2002 compared to $3.1 million for the three months ended September 30, 2003, a decrease of $1.3 million. Gross profit was $10.2 million for the three months ended September 30, 2002 compared to $6.2 million for the three months ended September 30, 2003, a decrease of $4.0 million. Gross margin was 69.9% of revenue for the three months ended September 30, 2002 compared to 66.7% of revenue for the three months ended September 30, 2003. The decrease in gross margin percentage was due primarily to shipments of lower margin hi-speed Visual Uptime products. This is offset by decreased fixed costs (such as fees paid to third parties to provide the Visual Internet Benchmark service to customers for which we had existing contracts), increased high gross margin revenue related to the recognition of technical support and overall decreased fixed costs in our manufacturing and support operations due to our cost reduction initiatives implemented since the fourth quarter of 2000. Our future gross margins may be affected by a number of factors, including the impact of the rollout of Visual UpTime Select, product mix, the proportion of sales to service providers, competitive pricing, manufacturing volumes and an increase in the cost of component parts. Based on our current product offerings and the level of fixed cost reductions that has been achieved to date, we expect our future gross margins to be in the range of 65% to 70%.

     Product cost of revenue. Product cost of revenue, which includes both hardware and software cost of revenue, was $4.1 million for the three months ended September 30, 2002 compared to $2.9 million for the three months ended September 30, 2003, a decrease of $1.2 million. Our software costs of revenue are insignificant. The gross margin attributable to products was 66.7% and 59.8% for the three months ended September 30, 2002 and 2003, respectively. The decrease in gross margin percentage was due primarily to shipments of lower margin high-speed Visual Uptime products during the three months ended September 30, 2003 partially offset by increased sales of higher margin software.

     Support and services cost of revenue. Support and services cost of revenue, which includes Visual Internet Benchmark services, professional services and technical support costs, was $0.4 million for the three months ended September 30, 2002 compared to $0.2 million for the three months ended September 30, 2003, a decrease of $0.2 million. The gross margin attributable to support and services was 85.5% and 89.5% for the three months ended September 30, 2002 and 2003, respectively. The increase in gross margin was due primarily to decreased fixed costs such as fees paid to third parties to provide the Visual Internet Benchmark service to customers for which we had existing contracts.

     Operating Expenses.

     Research and development expense. Research and development expense consists primarily of compensation for research and development staff, depreciation of test and development equipment, certain software development costs and costs of prototype materials. Research and development expense was $3.1 million for the three months ended September 30, 2002 compared to $2.6 million for the three months ended September 30, 2003, a decrease of $0.5 million. The decrease in research and development expense was due primarily to the workforce reductions and other cost cutting initiatives implemented during 2002 and 2003 offset by costs incurred for the release of Visual UpTime Select. For the remainder of the year, we intend to incur research and development expense at the level of such expense in the third quarter of 2003 as a result of our continued investment in Visual UpTime Select.

     Sales and marketing expense. Sales and marketing expense consists of compensation for the sales and marketing staff, commissions, pre-sales support, travel and entertainment expense, trade shows and other marketing programs. Sales and marketing expense was $4.5 million for the three months ended September 30, 2002 compared to $4.0 million for the three months ended September 30, 2003, a decrease of $0.5 million. The decrease in sales and marketing expense was due primarily to the workforce reductions and other cost cutting initiatives implemented during 2002 and 2003 offset by revised commission plans resulting from our revised business plan and costs incurred for the release of Visual UpTime Select. For the remainder of the year, we intend to incur sales and marketing expense at the level of such expense in the third quarter of 2003 as a result of our continued focus on the control of operating expenses.

     General and administrative expense. General and administrative expense consists of the costs of executive management, finance, administration and other activities. General and administrative expense was $1.6 million for the three months ended September 30, 2002 compared to $1.7 million for the three months ended September 30, 2003, an increase of $0.1 million. The increase is related to the hiring costs of our new chief financial officer. For the remainder of the year, we intend to incur general and administrative expense at the level of such expense in the second quarter of 2003 as a result of our continued focus on the control of operating expenses and the one-time nature of the increase in the third quarter of 2003.

     Interest expense, net. Interest expense, net, was $0.4 million for the three months ended September 30, 2002 and 2003, which consisted of both cash and non-cash interest expense related to the convertible Debentures we issued in March 2002 (see Note 3 of Notes to the Consolidated Financial Statements).

     Net income (loss). Net income for the three months ended September 30, 2002 was $0.7 million compared to net loss of $2.5 million for the three months ended September 30, 2003, a decrease in income of $3.2 million. The decrease was due primarily to decreased revenue and decreased gross margin offset by decreases in operating expenses.

Results of Operations for the Nine Months Ended September 30, 2002 Compared with the Nine Months Ended September 30, 2003

     Revenue.

     Total revenue was $46.7 million for the nine months ended September 30, 2002 compared to $28.3 million for the nine months ended September 30, 2003, a decrease of $18.3 million. The share of our revenue related to service providers decreased from approximately 85% of revenue for the nine months ended September 30, 2002 to 82% for the nine months ended September 30, 2003. We anticipate that the percentage of revenue attributable to our service providers for the remainder of 2003 will be consistent with the levels achieved during the nine months ended September 30, 2003.

     Hardware revenue. Hardware revenue was $31.9 million for the nine months ended September 30, 2002 compared to $20.2 million for the nine months ended September 30, 2003, a decrease of $11.7 million. The decrease was due primarily to a decrease in demand for Visual UpTime from AT&T, Equant, MCI, other service providers and our reseller channel. We believe, in general, that the decrease in demand for Visual UpTime was primarily the result of increased competition and the continued downturn in the telecommunications industry, which was reflected in a continued slowdown in demand for telecommunications products and services and reduced capital spending by end-user customers. More specifically, we believe that revenue from AT&T and Equant decreased due to slower deployment of inventory resulting from decreased spending by end-user customers, thereby resulting in tighter inventory control coupled with our loss of business to our competitors; revenue from MCI and our reseller channel decreased due to decreased spending by end-user customers coupled with our loss of business to our competitors. These decreases were offset by an increase in Sprint due to increased demand.

     Software revenue. Software revenue was $5.2 million for the nine months ended September 30, 2002 compared to $1.2 million for the nine months ended September 30, 2003, a decrease of $4.0 million. The decrease in software revenue was due primarily to a $3.5 million sale of Visual IP Insight to Verizon during the nine months ended September 30, 2002. Visual IP InSight license revenue from other customers decreased $0.6 million during the nine months ended September 30, 2003 reflecting the typical quarterly fluctuation in revenue from the sale of that product due to the timing of sizeable orders from a limited number of service providers. License revenue for Visual UpTime increased $0.1 million from the nine months ended September 30, 2002 to the nine months ended September 30, 2003. We recorded our first revenue related to the Cisco WAPMS product during the nine months ended September 30, 2003. However, the revenue related to Cisco WAPMS was insignificant.

     Support and services revenue. Support and services revenue was $9.6 million for the nine months ended September 30, 2002 compared to $7.0 million for the nine months ended September 30, 2003, a decrease of $2.6 million. The decrease in support and services revenue was due primarily to decreased technical support revenue for the Visual UpTime product and Visual Cell Tracer product of $2.0 million. This decrease was due to: 1) the recognition of $0.7 million from Network Associates ("NAI") for Cell Tracer based on an amended agreement with NAI that terminated the maintenance obligations during the nine months ended September 30, 2002 and 2) expired contracts for Visual UpTime support that were not renewed. Support and services revenue from the Visual Internet Benchmark service and Visual IP InSight subscription service also decreased by $1.0 million due to expired contracts that have not renewed as a result of the discontinuation of these products. We recognized the final revenue from the Visual Internet Benchmark service during the nine months ended September 30, 2003 when the last contract expired. We also receive royalty payments from the purchaser on new contracts. Royalties also decreased $0.1 million. These decreases were offset by an increase in training and professional services of $0.5 million due to increased demand for these services.

     Cost of revenue and gross profit.

     Total cost of revenue was $13.0 million for the nine months ended September 30, 2002 compared to $7.9 million for the nine months ended September 30, 2003, a decrease of $5.1 million. Gross profit was $33.6 million for the nine months ended September 30, 2002 compared to $20.4 million for the nine months ended September 30, 2003, a decrease of $13.2 million. Gross margin was 72.0% of revenue for the nine months ended September 30, 2002 and 2003. Gross margin percentage remained unchanged primarily due to decreased fixed costs (such as fees paid to third parties to provide the Visual Internet Benchmark service to customers for which we had existing contracts), increased high gross margin revenue related to the recognition of technical support and overall decreased fixed costs in our manufacturing and support operations due to our cost reduction initiatives implemented since the fourth quarter of 2000. This is offset by a significant sale of Visual IP Insight during the nine months ended September 30, 2002, which is high gross margin revenue. Our future gross margins may be affected by a number of factors, including product mix, the proportion of sales to service providers, competitive pricing, manufacturing volumes and an increase in the cost of component parts.

     Product cost of revenue. Product cost of revenue was $11.4 million for the nine months ended September 30, 2002 compared to $7.2 million for the nine months ended September 30, 2003, a decrease of $4.2 million. Our software costs of revenue are insignificant. The gross margin attributable to products was 69.4% and 66.4% for the nine months ended September 30, 2002 and 2003, respectively. The decrease in gross margin was due primarily to a significant sale of Visual IP Insight during the nine months ended September 30, 2002, which is high gross margin revenue. This revenue is partially offset by increased sales of our lower margin high-speed Visual UpTime products.

     Support and services cost of revenue. Support and services cost of revenue was $1.7 million for the nine months ended September 30, 2002 compared to $0.8 million for the nine months ended September 30, 2003, a decrease of $0.9 million. The gross margin attributable to support and services was 82.4% and

89.1% for the nine months ended September 30, 2002 and 2003, respectively. The increase in gross margin was due primarily to decreased fixed costs such as fees paid to third parties to provide the Visual Internet Benchmark service to customers for which we had existing contracts.

     Operating Expenses.

     Research and development expense. Research and development expense was $9.5 million for the nine months ended September 30, 2002 compared to $7.9 million for the nine months ended September 30, 2003, a decrease of $1.6 million. The decrease in research and development expense was due primarily to the workforce reductions and other cost cutting initiatives implemented during 2002 and 2003 offset by costs incurred for the release of Visual UpTime Select.

     Sales and marketing expense. Sales and marketing expense was $15.7 million for the nine months ended September 30, 2002 compared to $10.9 million for the nine months ended September 30, 2003, a decrease of $4.8 million. The decrease in sales and marketing expense was due primarily to the workforce reductions and other cost cutting initiatives implemented during 2002 and 2003 offset by revised commission plans resulting from our revised business plan and costs incurred for the release of Visual UpTime Select.

     General and administrative expense. General and administrative expense was $5.4 million for the nine months ended September 30, 2002 compared to $4.2 million for the nine months ended September 30, 2003, a decrease of $1.2 million. The decrease in general and administrative expense was due primarily to the workforce reductions and other cost cutting initiatives implemented during 2002 and 2003 offset by hiring and transition costs related to our new CFO. In addition, during 2003, we sold the previously written-off receivables related to the bankruptcy of WorldCom to an unrelated third party for $0.3 million and recorded the sale as a reduction to bad debt expense in general and administrative expense.

     Other income. Other income was $0.5 million for the nine months ended September 30, 2003, which consisted of a gain on the sale of a previously written-off investment.

     Interest expense, net. Interest expense, net, was $0.8 million for the nine months ended September 30, 2002 compared to $1.1 million for the nine months ended September 30, 2003. The increase of $0.3 million was primarily due to both cash and non-cash interest expense related to the convertible Debentures we issued in March 2002 (see Note 3 of Notes to the Consolidated Financial Statements).

     Net income (loss). Net income for the nine months ended September 30, 2002 was $2.2 million compared to net loss of $3.3 million for the nine months ended September 30, 2003, a decrease in income of $5.5 million. The decrease was due primarily to decreased revenue offset by decreases in cost of revenue and operating expenses.

Liquidity and Capital Resources

     At September 30, 2003, our unrestricted balance of cash and cash equivalents was $10.1 million compared to $12.7 million as of December 31, 2002, a decrease of $2.6 million. This decrease was due primarily to cash used in operations of $3.1 million due to the reduction in accounts payable of $3.8 million offset by other cash provided by operating activities of $0.7 million. We used $0.8 million of cash to purchase equipment and other fixed assets. Cash provided by the reduction of our restricted short-term investment (see Notes 1 and 2) was $1.0 million and cash provided by the sale of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan was $0.3 million. Current assets exceeded current liabilities by approximately $9.0 million as of September 30, 2003, down $1.3 million from December 31, 2002.

     We require substantial working capital to fund our business, particularly to finance inventories, accounts receivable, research and development activities and capital expenditures. To date, we have financed our operations and capital expenditures primarily with the proceeds from our initial public offering completed in February 1998, our operating income, bank borrowings and the proceeds from the issuance of convertible Debentures in March 2002. Our future capital requirements will depend on many factors, including the repayment of the Company's convertible Debentures, the rate of future revenue growth, if any, as well as our gross margins and our levels of operating expenses, including product research and development, sales and marketing and general and administrative expenses.

     Our revenue for the nine months ended September 30, 2003 was $28.3 million, which was a decrease of $18.3 million compared to the nine months ended September 30, 2002. In response to the trends of decreasing revenue and increasing operating expenses that began in the second quarter of 2000 following our acquisition of Avesta, we initiated restructuring plans beginning in the fourth quarter of 2000 to realign our product portfolio, streamline our operations and devote resources to the markets and products that we believe have the greatest opportunity for growth. We made significant reductions in staff and other operating costs such as bonus and commission plans, employee benefits, marketing and other discretionary spending. As a result of these actions and the reduction of general and administrative expense due to the reversal of bad debt expense of $0.3 million, our operating expenses were reduced from $30.6 million for the nine months ended September 30, 2002 to $23.0 million for the nine months ended September 30, 2003. As a result of these cost reductions, we returned to profitability in the first quarter of 2002 and remained profitable for each quarter in 2002. However, due to the significant reduction in revenue in the first nine months of 2003, we incurred a net loss of $3.3 million for the period.

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

     The current level of our operating expenses, which includes a substantial fixed component in the form of compensation, other employee-related costs, occupancy costs and other costs incurred under contractual arrangements, is based, in part, on our expectation of future revenue. In the event that the anticipated operating expense targets are not realized or we do not meet our revenue goals, we may be required to further reduce our cost structure. While we are able to further reduce these expenses, should reductions become appropriate, it would take at least thirty to ninety days for the full effects of any such further expense reductions to be realized. If revenue levels are below expectations, operating results are likely to be materially and adversely affected because we may not be able to reduce operating expenses in sufficient time to compensate for an unexpected reduction in revenue. There can be no assurances that we will be able to increase revenue or return to profitability. Failure to increase revenue and return to profitability coupled with our limited capital resources and significant accumulated deficit could also result in our inability to continue as a going concern.

     Based on our anticipated cost structure, our ability to generate net income in the future is, in large part, dependent on our success in achieving quarterly revenue of at least $12.0 million to $13.0 million, achieving quarterly gross margins of 65% to 70% and reducing quarterly operating expenses to $8.0 million or less. Due to market conditions, competitive pressures, and other factors beyond our control, there can be no assurances that we will be able to meet these goals. In the event that the anticipated revenue goals are not met, we may not be profitable and we may be required to further reduce our cost structure.

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

     In connection with the issuance of the Debentures, we also issued warrants to purchase 828,861 shares of our common stock at an exercise price of $4.2755 per share. If we issue additional shares of common stock or instruments convertible into common stock at a lower price than the then-effective exercise price, the exercise price would be adjusted downward to such lower price until March 25, 2004, and thereafter would be adjusted on a weighted average basis The warrants expire on March 25, 2007. The holders of the Debentures also received the right to purchase shares of to-be-created Series A preferred stock and equity participation rights, which have now expired unexercised. The Debenture-holders were also granted registration rights.

     The Debentures include a financial target related to our financial performance during 2003. If our earnings before interest, taxes, depreciation and amortization, less capital expenditures ("adjusted EBITDA"), as defined in the Debentures, for the year ended December 31, 2003 are less than $6.5 million, our Debenture-holders may require that we prepay all or a portion of up to 100% of the outstanding principal amount of their Debentures, plus accrued interest. The redemption of each Debenture may be made in cash or common stock at our option provided certain conditions are satisfied. Issuance of common stock to repay the debt could result in significant dilution.

     Our adjusted EBITDA for the nine months ended September 30, 2003 was a loss of $1.2 million. In order for us to meet the financial target for 2003 under the Debentures, we must achieve adjusted EBITDA during the remainder of 2003 in excess of $7.7 million. Based on our projections, we do not anticipate meeting this financial target. If we do not meet this target and are unsuccessful in renegotiating the target, the Debenture-holders could require us to prepay any or all of the Debentures at any time after the filing of our annual report on Form 10-K for the year ended December 31, 2003. Based on our current cash projections, we may be able to repay the Debentures in cash if such repayment is required. However, we would not have sufficient cash remaining to fund operations and would need to seek additional capital through additional borrowings, a sale of additional securities or a sale of assets. Although we believe that we have the ability to obtain additional capital, the results of raising such capital may be dilutive. There can be no assurance that such additional capital will be available, or available on terms that are reasonable or acceptable to us. If we are unable to raise sufficient cash, our business and financial condition would be materially adversely affected such that we may need to consider other alternatives for our future. Our limited capital resources and significant accumulated deficit could also result in our inability to continue as a going concern.

     In addition, under the terms of the Debentures, a number of events could trigger the Debenture-holders' right to force early repayment of 115% of the outstanding principal plus accrued and unpaid interest owed under the Debentures. Events constituting a triggering event include:

     . our default on other indebtedness or obligations under any other debenture, any mortgage, credit agreement or other facility, indenture agreement, factoring agreement or other instrument under which there may be issued, or by which there may be secured or evidenced, any indebtedness for borrowed money or money due under any long term leasing or factoring arrangement in an amount exceeding $0.5 million;

     .   failure to have our common stock listed on an eligible market;

     .   our bankruptcy;

     . engaging in certain change in control, sale of assets or redemption transactions;

     . failure to timely file our 2003 annual report on Form 10-K no later than March 31, 2004; and

     . certain other failures to perform our obligations under the Debenture agreement and/or the related agreements.

     In connection with the issuance of the Debentures, the outstanding amounts borrowed from the bank under our accounts receivable-based and our equipment financing arrangements were repaid, and the related loan agreements were terminated. The standby letter of credit, as amended, issued by the bank in December 2000, in the amount of $1.5 million, with an expiration date of September 30, 2004 (the original expiration date was March 31, 2002), remains outstanding and secured with our pledge of a CD in the amount of $1.5 million that matures on December 30, 2003. The letter of credit was $2.5 million as of December 31, 2002. As the result of an updated analysis of their inventory and credit risk, our subcontract manufacturer agreed in the first quarter of 2003 to a reduction of the letter of credit from $2.5 million to $2.0 million. The corresponding $500,000 reduction in the amount of the pledged CD was a source of cash for us in the first quarter of 2003. In the third quarter of 2003, our subcontract manufacturer agreed to reduce the letter of credit again from $2.0 million to $1.5 million. The corresponding $500,000 reduction in the amount of the pledged CD was a source of cash for us in the third quarter of 2003. We do not expect this requirement to change again during the remainder of the year. In July 2003, the bank issued a standby letter of credit in favor of one of the Company's customers, that expires on July 30, 2004 in the amount of $30,000. We secured the letter of credit with a pledge of a CD in the amount of $30,000 that matures on November 30, 2003. The CDs are recorded as restricted short-term investments in the accompanying consolidated balance sheets as of December 31, 2002 and September 30, 2003.

     Future minimum payments as of September 30, 2003 under the Debentures and non-cancelable operating leases are as follows (in thousands):

                                                                                  Operating
                                                                    Debentures     Leases
                                                                    ----------    ---------
          2003 ................................................     $      132    $     464
          2004 ................................................            528        1,883
          2005 ................................................            528        1,863
          2006 ................................................         10,622        1,886
          Thereafter ..........................................             --           --
                                                                    ----------    ---------
               Total minimum payments .........................         11,810    $   6,096
                                                                                  =========
          Interest element of payments ........................         (1,310)
                                                                    ----------
          Present value of future minimum payments ............         10,500
          Unamortized debt discount ...........................         (1,952)
          Current portion .....................................             --
                                                                    ----------
          Long-term portion ...................................     $    8,548
                                                                    ==========

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

     To determine if a fee is fixed or determinable, we evaluate rights of return, customer acceptance rights, if applicable, and multiple-element arrangements of products and services to determine the impact on revenue recognition. Our agreements generally have not included rights of return except in certain reseller relationships that include stock rotation rights. If offered, rights of return only apply to hardware. If an agreement provides for a right of return, we typically recognize revenue when the right has expired, a specific end-user customer has been identified, or the product has been resold by the master distributor. If we have sufficient historical information to allow us to make an estimate of returns in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists," we defer an estimate for such returns and recognize the remainder at the date of shipment. If an agreement provides for evaluation or customer acceptance, we recognize revenue upon the completion of the evaluation process, acceptance of the product by the customer and completion of all other criteria. Most of our sales are multiple-element arrangements and include hardware, software, and technical support. Our software sales sometimes include professional services for implementation but these services are not a significant source of our revenue. Training is also offered but is not a significant source of our revenue. Revenue from multiple-element arrangements is recognized using the residual method whereby the fair value of any undelivered elements, such as customer support and services, is deferred and any residual value is allocated to the software and recognized as revenue upon delivery. The fair values of any undelivered elements, typically professional services, technical support and training, have been determined based on our specific objective evidence of fair value, which is based on the price that we charge customers when the element is sold separately.

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

     We sell our products directly to service providers, through indirect channels and to end-user customers. Certain reseller customers have stock rotation rights, under which the customer can exchange previously purchased products for other products of equal or greater cost, subject to certain limitations, based on their end-user customers' requirements. We recognize revenue under these arrangements once the stock rotation right expires, a specific end-user customer has been identified, or the product has been resold by our master distributor.

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

Allowance for Bad Debt

     We grant credit terms without collateral to our customers and, prior to 2002, had not experienced any significant credit related losses. During 2002, the Company wrote-off approximately $0.7 million in receivable balances due from MCI, following MCI's bankruptcy filing, against the allowance for bad debts. During the nine months ended September 30, 2003, we sold the previously written-off receivables for MCI to an unrelated third party for approximately $0.3 million. Accounts receivable include allowances to record receivables at their estimated net realizable value, which is determined based on estimates for bad debt. The estimates are based on historical information and specific review of outstanding receivables at the end of each reporting period. If future events occur that impact our customers, additional write-downs of our accounts receivable may be required.

Factors That May Affect Future Results

     Our operations and financial condition are subject to certain other risks and uncertainties, including among others, our accumulated deficit and uncertainty of future profitability and possible fluctuations in financial results, our likely inability to meet the financial target in our Debentures during 2003, dependence on network service providers, substantial fixed operating costs, possible dilution to our common stockholders, dependence on sales to key customers, including MCI, dependence on a sole-source subcontract manufacturer for some product materials, potential delisting and reduced liquidity of our shares resulting from failure to meet Nasdaq listing requirements, the potential triggering of early repayment of our Debentures, the downturn in the telecommunications industry, uncertainty of success of new product introductions, long sales cycles, improvements to the infrastructure of the Internet, rapid technological change, growing competition from several market segments, errors in our products, dependence upon sole and limited source suppliers, potential fluctuations in component pricing, potential claims of patent infringement by third parties, potential failure to protect our intellectual property rights, dependence upon key employees and our ability to retain employees. In addition the military actions being taken in Iraq by the United States and its allies have increased the already substantial economic and political uncertainties that could have an adverse effect on Visual Networks' business. The market for our products is growing and our business environment is characterized by rapid technological changes, changes in customer requirements and new emerging market segments. Consequently, to compete effectively, we must make frequent new product introductions and enhancements and deploy sales and marketing resources to take advantage of new business opportunities. Failure to meet any of these and other challenges could adversely affect our future operating results.

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

Item 3. Qualitative and Quantitative Disclosure About Market Risk

     During 2002, we issued long-term debt in the form of the convertible Debentures discussed in Note 3 of Notes to Consolidated Financial Statements. The convertible Debentures bear interest at a fixed annual rate of 5%. We are also exposed to market risk from changes in interest rates. Our investment policy restricts us to investing only in investment-grade securities. A failure of these investment securities to perform at their historical levels could reduce the interest income realized by us. As of September 30, 2003, the fair value of our long-term debt did not differ materially from its carrying value.

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

Item 4. Controls and Procedures

     Our management, under the supervision and with the participation of Lawrence S. Barker, our President and Chief Executive Officer, and George J. Roberts, Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the quarter covered by this report. Based on that evaluation, Messrs. Barker and Roberts have concluded that our disclosure controls and procedures were effective and assure that the information required to be included in this report has been properly collected, processed, and timely communicated to those responsible in order that it may be included in this report. There have been no significant changes in the Company's internal controls over financial reporting in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

10.5.2&& Agreement, dated July 25, 2002, by and between the Company and MCI WorldCom Network Services, Inc.

10.5.3! Amendment to the Agreement by and between the Company and MCI WorldCom Network Services, Inc. (related to Exhibit 10.5.2).

10.6****++      Master Purchase of Equipment and Services Agreement, dated as of May 22, 2000, between Sprint/United Management Company and the Company.

10.6.1 Amendment No. Two to Master Purchase Agreement, dated as of May 23, 2003, between Sprint/United Management Company and the Company (related to Exhibit 10.6).

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

10.8.3***       Third Lease Amendment, dated January 10, 2000, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8).

10.8.4!! Fourth Lease Amendment, dated May 17, 2000, by and between the Company and TA/ Western, LLC(relating to Exhibit 10.8).

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

10.20$$ 1999 Employee Stock Purchase Plan, as amended April 11, 2001 and January 9, 2002.

10.28@@@ Employment Agreement, dated April 28, 2003, by and between the Company and Lawrence S. Barker.

10.29@@@ Nonstatutory Stock Option Grant Agreement, dated April 28, 2003, by and between the Company and Lawrence S. Barker.

10.30!!! Terms of Employment, dated July 27, 2000, by and between the Company and Steve Hindman.

10.31&&&&       Terms of Employment, dated January 2, 2003, by and between the
                Company and Wayne Fuller.

10.32&&&&       Terms of Employment, dated December 31, 2002, by and between the
                Company and Patrick Clark.

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

10.37** OEM Software License Agreement between Cisco Systems, Inc. and the Company, dated December 3, 2002.

10.37.1**       Amendment No. 1 to the OEM Software License Agreement between
                Cisco and the Company, effective December 3, 2002 (related to
                Exhibit 10.37).

10.38&&&&       Separation Agreement, dated May 8, 2003, by and between the
                Company and Peter J. Minihane.

10.39 Employment Agreement, dated August 1, 2003, by and between the Company and George J. Roberts.

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

@ Incorporated herein by reference to the Company's Registration Statement on Form S-4, No. 333-33946.

@@ Incorporated herein by reference to the Company's Current Report on Form 8-K filed March 27, 2002.

@@@ Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2003.

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

!! Incorporated herein by reference to the Company's Quarterly \ Report on Form 10-Q for the three months ended June 30, 2000.

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

&&& Incorporated herein by reference to the Company's Definitive Proxy Statement on Schedule 14A filed April 29, 2003.

&&&& Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2003.


(b)   Reports on Form 8-K

      (1) On July 17, 2003, we filed a Form 8-K announcing actual financial results for the second quarter of 2003.

      (2) On August 19, 2003, we filed a Form 8-K announcing the appointment of George J. Roberts as Executive Vice President and Chief Financial Officer of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VISUAL NETWORKS, INC.

                                       By: /s/ Lawrence S. Barker
                                           -----------------------
                                           Lawrence S. Barker
                                           President and Chief Executive Officer

Date:  November 14, 2003

                                                                  Exhibit 10.6.1

                              AMENDMENT NO. TWO TO
                            MASTER PURCHASE AGREEMENT

                                     BETWEEN

                        SPRINT/UNITED MANAGEMENT COMPANY
                                       AND
                        VISUAL NETWORKS OPERATIONS, INC.

         This Amendment No. Two ("Amendment No. Two") to Master Purchase Agreement CM90573FJC ("Agreement") effective May 23, 2003 ("Amendment No. Two Effective Date") is between Sprint/United Management Company, a Kansas corporation ("Sprint") and Visual Networks Operations, Inc., a Delaware corporation ("Supplier"). Except as otherwise indicated, defined terms in this Amendment have the same meaning as in the Agreement.

Background

         Supplier and Sprint entered into the Agreement May 22, 2000.

         Previous amendments to the Agreement are as follows:
                .    Amendment No. One effective June 27, 2002
                .    Distribution Annex between Visual and Sprint North Supply
                     effective December 20, 2002

Sprint and Supplier agree to modify the Agreement as set forth in this Amendment No. Two.

         The parties agree as follows:

Amendment

The following sentence is added to the end of Section 2.1 Term.

                Upon the expiration of the initial thirty-six (36) month term, the Agreement will renew for another thirty-six (36) month term.

The following section is added to section 2.0 TERM AND TERMINATION

                2.5  Sprint Services

     Supplier will use Sprint as a primary provider of telecommunications services. Sprint will offer services at competitive prices based on Supplier's volume. Supplier will give Sprint an opportunity to bid on each of Supplier's telecommunications services as its current commitments expire and, if Sprint's bid is the most competitive, will select Sprint as its primary services provider for that service. Telecommunications services include voice (wireline and wireless), data, Internet connectivity, local, phone systems, teleconferencing including audio and video.

         C. The following new section is added to section 11.0 PRICE AND PRICE WARRANTY

                11.3 Sprint Discounts

                                       ***

         D. Section 12.2 under Section 12.0 INVOICING AND PAYMENT is deleted in its entirety and replaced with the following:

     Sprint may specify additional reasonable invoicing instructions on the Order. Supplier may not invoice Sprint until Deliverables are shipped, or Services including Support Service have been accepted by Sprint. Payment is due *** from the later of (a) receipt of valid invoice, or (b) Sprint's receipt of the Deliverables or acceptance of the Services.

         E. Section 29.6 Support Service Fee is deleted in its entirety and replaced with the following:

                                       ***

         F. Section 33.3 Training is deleted in its entirety and replaced with the following:

                *** If a Sprint employee registers for training and does not cancel at least 5 business days prior to the training, then the appropriate number of days will be subtracted from Sprint's annual total. Exceptions may be granted at the discretion of the Supplier. Supplier shall provide a quarterly training report within 10 days after the end of each quarter. The report shall include the number of training days used, number of days remaining, names of employees who were trained, courses taken, and dates for the courses. This report will be provided to Jennifer Wallis.

         G.     The following section is added to Section 33 Other

                33.5  Installation Reports

     Sprint agrees to provide monthly Installation reports to Supplier no later than ten (10) days after the end of the month to which the report relates. These Installation reports shall contain information regarding the end users or customers of Sprint at whose premises Sprint installed Equipment during a month. The Installation reports will contain the following: the customer/end user name, the installation address(es) and the Equipment installed at the customer or end user during the month.

         H. The parties agree to modify Exhibit B, Deliverables, Services, Prices and Discounts. Therefore, Exhibit B is deleted and replaced with the amended Exhibit B attached to this Amendment No. Two.

         I. The following sentence is added to the end of Section 7.2 Cancellation of Order for Convenience:

     If Sprint desires to return equipment within 10 days of receipt, VNWK will use commercially reasonable efforts to assist Sprint to resolve that situation to Sprint's satisfaction.


*** Confidential Information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

General

           Other than as set forth above, the Agreement remains unchanged and in full force and effect. In the event of a conflict between the terms of the Agreement, (previous Amendments) and this Amendment No. Two, this Amendment No. Two will control.

           This Amendment No. Two executed by authorized representatives of Sprint and Supplier incorporates the terms and conditions of the Agreement.

SPRINT/UNITED MANAGEMENT                 VISUAL NETWORKS OPERATONS
COMPANY                                  INC.

/s/ David B. Heyner                      /s/ Jefferson D. Norton
----------------------------------       ---------------------------------------
 (signature)                             (signature)

David B. Heyner, Group Manager           Jefferson D. Norton, Corporate Counsel
----------------------------------       ---------------------------------------
(typed name and title)                   (typed name and title)

August 14, 2003                          August 21, 2003
----------------------------------       ---------------------------------------
(date)                                   (date)


                                    Exhibit B


                                       ***




*** Confidential Information has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

                                                                   Exhibit 10.39

                              EMPLOYMENT AGREEMENT

    This Employment Agreement (this "Agreement") is entered into as of August 1, 2003, by and between Visual Networks Operations, Inc., a company organized under the laws of Delaware ("Visual" or the "Employer"), and George J. Roberts, an individual (hereafter the "Executive").

                                   WITNESSETH:

    WHEREAS, VISUAL desires to employ the Executive, and the Executive desires to accept such employment, on the terms and conditions set forth herein;

    WHEREAS, VISUAL and the Executive have entered into a Confidentiality, Non-Disclosure, And Non-Solicitation Agreement (the "Non-Solicitation Agreement");

    NOW, THEREFORE, in consideration of the mutual promises and covenants set forth herein, and for other good and valuable consideration, the sufficiency of which is hereby acknowledged, and intending to be legally bound hereby, VISUAL and Executive hereby agree as follows:

                                    ARTICLE 1

                             POSITION OF EMPLOYMENT

1.1 Title and Position. VISUAL agrees to employ Executive in the following position: Executive Vice President and Chief Financial Officer.

1.2    Start Date. August 19, 2003.

1.3 Exclusive Devotion of Business Time. VISUAL agrees to employ the Executive and the Executive agrees to devote his full business time, effort, skills and loyalty to the business of VISUAL, to effectively carry out his responsibilities to VISUAL hereunder and to render his services and skills in the furtherance of the business of VISUAL, except for during permitted vacation periods and reasonable periods of illness or other incapacity. This Section 1.2 does not prevent the Executive from: (i) serving on civic and charitable boards, subject to VISUAL's policies and standards; and (ii) managing his investments and the investments of his immediate family, subject VISUAL's policies and standards. Despite anything in this Section 1.2 to the contrary, the activities referenced in clauses (i) and (ii) above shall not, individually or in the aggregate, interfere with the performance of the Executive's duties under this Agreement. To the extent that Executive desires to act as a member of the Board of Directors of another entity, VISUAL and the Executive shall reasonably discuss and attempt to come to an arrangement suitable to both the Executive and VISUAL.

1.4 Conflict with Company Policies. The terms and conditions of Executive's employment will, to the extent not addressed in this Agreement, be governed by VISUAL's company policies ("Policies"). In the event of a conflict between this Agreement and the Policies, the terms of this Agreement shall govern.

                                    ARTICLE 2

                        DUTIES, AUTHORITY AND PERFORMANCE

2.1 Performance. Executive acknowledges and agrees that he is being offered a position of employment by VISUAL with the understanding that he possesses a unique set of skills, abilities, and experiences which will benefit VISUAL. Executive agrees that his continued employment with VISUAL is contingent upon his successfully performing his duties as set forth in this Agreement.

2.2 Duties and responsibilities. VISUAL agrees to employ the Executive as the Executive Vice President and Chief Financial Officer of VISUAL. Executive shall report to the Chief Executive Officer (the "CEO") of Visual Networks, Inc. The primary responsibilities of the Executive shall be determined by the CEO from time to time. On the date hereof, the duties and responsibilities of the Executive generally are as follows:

       2.2.1 Executive shall render to the very best of his ability, on behalf of VISUAL, and shall undertake diligently, all duties assigned to him by the CEO.

       2.2.2 In the performance of the Executive's duties hereunder, he must comply in each and every respect with applicable laws, rules and regulations applicable to VISUAL.

       2.2.3 As Executive Vice President and Chief Financial Officer of VISUAL, and in support of the duties assigned to him by the CEO, Executive is responsible for structuring and running the financial operations of VISUAL and providing functional leadership in the areas of accounting, reporting, treasury, cash management, planning/forecasting, capital spending, risk management, and legal. Executive must also effectively manage and administer the day-to-day execution of these areas.

       2.2.4 This position is based in Rockville, Maryland, and the Executive understands and agrees that he is expected to live in the Washington, D.C. metropolitan area. The Executive acknowledges, however, that he may have to travel and work in different locations for business reasons from time to time as is reasonably necessary or advisable for the performance of his duties hereunder.

2.3 Cooperation. During the term of this Agreement and any time thereafter, the Executive agrees to give prompt written notice to VISUAL of any claim or injury relating to VISUAL, and to fully cooperate in good faith and to the best of his ability with VISUAL in connection with all pending, potential or future claims, investigations or actions which directly or indirectly relate to any transaction, event or activity about which the Executive may have knowledge because of his employment with VISUAL. Such cooperation shall include all assistance that VISUAL, its counsel, or its representatives may reasonably request, including reviewing and interpreting documents, meeting with counsel, providing factual information and material, and appearing or testifying as a witness. Should Executive be required to cooperate under the provisions of this
       Section 2.3 after termination of his employment with VISUAL, then he shall be reimbursed by VISUAL for all reasonable costs and expenses related to his cooperation hereunder.

2.4 Duty of Loyalty. Executive acknowledges and agrees that he owes a fiduciary duty of loyalty to act at all times in the best interests of VISUAL.

2.5    Business Opportunities. All business opportunities presented to
       Executive: (i) by reason of Executive's employment by VISUAL; or (ii) relating to the businesses and activities engaged in (or contemplated to be engaged in) by VISUAL or any affiliate of VISUAL prior to and as of the date hereof or during the term hereof, shall be owned by, and belong exclusively to, VISUAL, and the Executive shall have no personal interest or rights therein or thereto. Executive shall promptly disclose any such business opportunity to VISUAL and execute and deliver to VISUAL, without additional compensation, such instruments as

         VISUAL may require from time to time to evidence its ownership of any such business opportunity.

                                    ARTICLE 3

                            COMPENSATION AND BENEFITS

3.1 Base Salary. Executive shall be paid a base salary of two hundred twenty-five thousand dollars ($225,000) annually (the "Base Salary"), subject to applicable federal, state, and local withholding, such Base Salary to be paid to Executive on a semi-monthly basis. VISUAL may, in its sole discretion, increase the amount of Base Salary effective for any specified year or part thereof during the term of this Agreement.

3.2 Options. Executive shall be granted nonstatutory stock options to purchase three hundred twenty-five thousand (325,000) shares of common stock of VISUAL (the "Initial Grant"), issued and pursuant to the Nonstatutory Stock Option Grant Agreement (the "Grant Agreement") dated August 18, 2003 between VISUAL and Executive. Vesting of the Initial Grant shall be as described in the Grant Agreement.

3.3 Annual Bonus. A bonus pool equal to forty percent (40%) of Executive's Base Salary shall be available for Executive. The CEO, with approval from the Board of Directors of Visual (the "Board"), will determine the performance metrics required for payment of all or part of the annual bonus as well as payout intervals, if any. The CEO, with approval from the Board, shall, in his sole discretion, determine what portion of the bonus pool, if any, will be paid.

3.4 Signing Bonus. Executive shall receive a one time signing bonus of twenty-five thousand dollars ($25,000). This bonus will be paid on the first regularly scheduled payroll following Executive's date of hire and will be subject to all federal, state, and local withholdings as required by law.

3.5 Relocation Costs. VISUAL agrees to pay directly for packing, transporting, and delivering of Executive's household goods from the original, primary residences in Omaha, NE and Princeton, NJ to the new residence in the Washington, D.C. metropolitan area, including reasonable packing materials, insuring such goods during the move and reasonable appliance disconnect and hook-up charges. Additionally, VISUAL shall pay to Executive a one-time moving allowance of fifty thousand dollars ($50,000) for all other moving incidentals including, but not limited to, automobile and drivers' license fees and cable, phone, DSL and/or satellite hook-up and disconnect fees. The moving allowance will be "grossed up" such that after all applicable taxes, Executive receives the full fifty thousand dollars ($50,000). For up to ninety (90) days after Executive's start date, for so long as Executive has not completed his move to the metropolitan Washington, D.C. area, VISUAL will reimburse Executive for reasonable transportation, meal and temporary housing expenses incurred by Executive in travelling to Rockville, Maryland for the performance of his duties.

3.6 Employee Benefits. During the period that Executive is employed by VISUAL and for such longer period as required by applicable law, Executive shall be eligible to participate in all employee benefit plans, policies, programs, or perquisites in which other VISUAL employees participate. Executive shall accrue Paid Time Off ("PTO") at the rate of twenty (20) days per year.

         Details of VISUAL's insurance plans, including benefit amounts, limitations and restrictions are described in the summary plan descriptions provided to the Executive. If there is any difference between the summary plan descriptions and the information set forth in this Agreement, then the information contained in the summary plan descriptions takes precedence.

3.7 Reimbursement for expenses. VISUAL shall reimburse the Executive for all ordinary, necessary and reasonable out-of-pocket expenses incurred by the Executive for the benefit of VISUAL upon presentation of appropriate documentation in accordance with VISUAL's policies in effect from time to time.

                                    ARTICLE 4

                            TERMINATION OF EMPLOYMENT

4.1 Term. Executive`s employment by VISUAL shall extend for a one (1) year term from August 18, 2003 through August 17, 2004. Additionally, either VISUAL or Executive may terminate this employment relationship at any time, for any reason or for no reason, as provided in Sections 4.2 and
         4.3 hereof.

4.2 Executive's Right to Terminate. The Executive has the right to terminate his employment under this Agreement at any time during the course of this Agreement by giving ninety (90) days notice in writing to the Board (the "Notice"). The Notice period may be shortened by mutual agreement of the parties. During the Notice period, Executive must fulfill all his duties and responsibilities set forth in this Agreement, and use his best efforts to train and support his replacement, if any. Executive's salary and benefits will remain unchanged during the Notice period.

4.3 VISUAL's Right to Terminate. VISUAL has the right to terminate immediately the Executive's employment under this Agreement at any time for any of the following reasons:

         4.3.1  Executive's death; or

         4.3.2 Executive's "Disability", which for purposes of this Agreement means the Executive's incapacitation by accident, sickness or other circumstances which, in the reasonable good faith determination of the Board, renders Executive mentally or physically incapable of performing the duties and services required of him hereunder in substantially the same manner and to the extent required hereunder prior to the commencement of such Disability, either with or without reasonable accommodation, on a full-time basis for a period of at least 90 consecutive days or for a period of six (6) non-consecutive months of the preceding eighteen (18) month period; or

         4.3.3  For "Cause", which for purposes of this Agreement shall mean:

                4.3.3.1 The Executive has engaged in conduct which: (A) resulted in a conviction of or plea of guilty or no contest to a misdemeanor involving moral turpitude or involving the property of VISUAL; or (B) resulted in a conviction of or plea of guilty or no contest to a felony under the laws of the United States or any state or political subdivision thereof; or

                4.3.3.2 The Executive: (A) commits a breach of his fiduciary duty to VISUAL or any of its affiliates; or (B) commits an act of gross negligence; or (C) engages in willful misconduct; or
                (D) engages in any transaction which the Executive knows or should have known would constitute self-dealing or a conflict of interest between the Executive and VISUAL and in which the Executive does or would receive any direct or indirect economic or pecuniary benefit without prior disclosure of such transaction to VISUAL; or

                4.3.3.3 The Executive violates the internal procedures or policies of VISUAL in a manner which has a material adverse effect on the reputation, business or prospects of VISUAL, such as conduct constituting employment discrimination or sexual harassment; or

                4.3.3.4 Material default or other material breach by Executive of his obligations hereunder; or

                4.3.3.5 Failure by to perform diligently and competently his duties hereunder after written notice from VISUAL of such failure and thirty (30) days to remedy the deficiency described in such notice.

4.4      Effect of Termination on Compensation.

         4.4.1 Termination by VISUAL Without Cause or Upon Change of Control. If Executive's employment hereunder shall be terminated by the Employer without Cause, or upon a Change of Control, VISUAL agrees to provide Executive with severance pay, payable according to normal payroll practice, amounting to twelve (12) months of the Executive's then applicable Base Salary, (the "Severance Pay"). In the event that Executive breaches any of the provisions of this Agreement (including but not limited to Executive's obligation to cooperate during the Notice period and/or the Non-Solicitation Agreement), all compensation and benefits hereunder shall cease immediately, Executive's termination shall be treated as if it had been a termination for Cause, and Executive shall be required to repay VISUAL any Severance Pay received hereunder.

         4.4.2 Termination by Executive's Resignation or by Employer for Cause, Death or Disability. If Executive's employment is terminated by Executive by a voluntary resignation (for any reason or no reason), or for death, Disability or Cause (as those terms are defined in sections
         4.3.2 and 4.3.3 herein), all compensation and benefits payable hereunder shall terminate contemporaneously with the date of the Executive's termination of employment. Additionally, If Executive's employment is terminated by Executive by a voluntary resignation (for any reason or no reason), or for Cause (as that term is defined in section 4.3.3 herein) before August 18, 2004, Executive will repay to VISUAL a pro-rated amount of all amounts paid by VISUAL under Sections
         3.4 and 3.5 hereof.

                                    ARTICLE 5

                               GENERAL PROVISIONS

5.1 Notices. All notices and other communications required or permitted by this Agreement to be delivered by VISUAL or Executive to the other party shall be delivered in writing to the address shown below, either personally, by facsimile transmission or by registered, certified or express mail, return receipt requested, postage prepaid, to the address for such party specified below or to such other address as the party may from time to time advise the other party, and shall be deemed given and received as of actual personal delivery, on the first business day after the date of delivery shown on any such facsimile transmission (with confirmed receipt) or upon the date or actual receipt shown on any return receipt if registered, certified or express mail is used, as the case may be.

         Employer:         Visual Networks Operations, Inc.
                           Attention:  Tracy Behzad
                           Vice President of Human Resources
                           2092 Gaither Road
                           Rockville, Maryland 20850

         Executive:        George J. Roberts
                           10 Springhill Drive
                           Princeton Junction, NJ  08550

5.2 Amendments and Termination; Entire Agreement. This Agreement may not be amended or terminated except by a writing executed by all of the parties hereto. This Agreement constitutes the entire agreement of VISUAL and Executive relating to the subject matter hereof, and supersedes all prior oral and written understandings and agreements, whether written or oral. Notwithstanding anything herein to the contrary, this Agreement shall not affect the applicability of the Non-Solicitation Agreement executed by Executive, and the Non-Solicitation Agreement shall remain in full force and effect notwithstanding this Agreement.

5.3 Severability; Provisions Subject to Applicable Law. All provisions of this Agreement shall be applicable only to the extent that they do not violate any applicable law, and are intended to be limited to the extent necessary so that they will not render this Agreement invalid, illegal or unenforceable under any applicable law. If any provision of this Agreement or any application thereof shall be held to be invalid, illegal or unenforceable, the parties agree and stipulate that any court of competent jurisdiction may enforce these restrictions to the maximum extent deemed reasonable, rather than declare any provision unenforceable.

5.4 Waiver of Rights. No waiver by VISUAL or Executive of a right or remedy hereunder shall be deemed to be a waiver of any other right or remedy or of any subsequent right or remedy of the same kind.

5.5 Definitions, Headings and Number. A term defined in any part of this Employment Agreement shall have the defined meaning wherever such term is used herein. The headings contained in this Agreement are for reference purposes only and shall not affect in any manner the meaning or interpretation of this Employment Agreement. Where appropriate to the context of this Agreement, use of the singular shall be deemed also to refer to the plural, and use of the plural to the singular.

5.6 Counterparts. This Agreement may be executed in separate counterparts, each of which shall be deemed an original but all of which taken together shall constitute but one and the same instrument.

5.7 Governing Law. The parties acknowledge and expressly agree that this Agreement shall be governed by and interpreted in accordance with federal law and the laws of the State of Maryland. The parties hereto agree that any disputes shall be resolved by the District Court of Maryland for Montgomery County, the Circuit Court of Maryland for Montgomery County, or the United States District Court for the District of Maryland, as may be appropriate.

5.8 Attorneys Fees. If VISUAL incurs costs to enforce the terms of this Agreement (including but not limited to a declaratory judgment action), Executive shall reimburse VISUAL all of its costs and expenses, including reasonable attorneys' fees.

IN WITNESS WHEREOF, VISUAL and Executive have signed this Agreement.

VISUAL NETWORKS OPERATIONS, INC.

By:      /s/ LAWRENCE S. BARKER
         ----------------------
         Lawrence S. Barker
         President and Chief Executive Officer

Date:    August 17, 2003

EXECUTIVE

         /s/ GEORGE J. ROBERTS
         ---------------------
         George J. Roberts

Date:    July 31, 2003