Form 10-K
period 2003-12-31
VISUAL NETWORKS INC
filed 2004-03-30
CIK 1000495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 000-23699

VISUAL NETWORKS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-1837515
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2092 Gaither Road, Rockville, Maryland	20850
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (301) 296-2300

Securities Registered Pursuant to Section 12(b) of the Act:

NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003 and March 26, 2004 was approximately $43,089,228 and $101,365,115, respectively. The number of outstanding shares of the Registrant’s common stock as of March 26, 2004 was 33,107,169 shares.

Documents Incorporated by Reference

Part III of the Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2004 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

VISUAL NETWORKS, INC. FORM 10-K

FORWARD LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” READERS SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN 2004. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

PART I

In addition to historical information, our annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from our expectations. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including our quarterly reports on Form 10-Q. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. We undertake no obligation to revise the forward-looking statements to reflect events or circumstances after the date of this document.

Item 1.	Business.

OVERVIEW

We design, manufacture, sell, and support performance management platforms for communications networks. Our products, Visual UpTime® Select™ and Visual IP InSight®, allow businesses and organizations (which we call enterprises), and their providers of network services (which we call service providers and systems integrators) to measure the performance of their networks, to determine whether a network is performing consistent with the requirements of the software applications running on that network, and to determine whether the level of service being provided is meeting those standards agreed upon by the service provider and its enterprise customer. These platforms also help enterprises to understand how their software applications and users are using the network, the performance those applications and users are experiencing, and required network capacity. Our platforms constantly monitor the data traffic traveling between service providers’ and enterprises’ networks. Network operators using our platforms can quickly identify and isolate network problems without dispatching personnel to remote sites. By learning how much traffic is traveling on the service provider network and understanding the characteristics of that traffic, network operators can efficiently address bandwidth capacity and response time issues. Although our products do not perform any active control of networks or applications, they are categorized as “performance management” tools and we may refer to our products as those that “manage” networks.

We market our products to enterprises, service providers, and systems integrators. Network performance is critical to enterprises because networks enable applications that are vital to an enterprise’s operations. Enterprises require tools to ensure the availability of their networks and the applications they support, to predict and validate network performance, and to optimize the price/performance ratio of their networks. As of December 31, 2003, we had shipped platforms to manage over 170,000 data transport circuits, or connections between service providers’ networks and enterprises’ networks, and 17.5 million remote Internet access devices.

Service providers and systems integrators use our products to create services that are differentiated from their competitors and to reduce their operating and other costs associated with initiating and providing services for their customers. Our major service provider customers include, among others: AT&T, BellSouth, Earthlink, Equant, MCI, SBC, Sprint and Verizon. The revenue we generated by selling our products to service providers was 77%, 82% and 83% of our consolidated revenue in 2001, 2002 and 2003, respectively.

Despite having returned to profitability in 2002, decreased sales led to a net loss of $4.3 million for 2003. Decreased capital spending by enterprise customers associated with the continuing economic downturn slowed the deployment of services based on our products. We have been able to limit our operating losses by primarily controlling discretionary spending. In order to increase sales and take advantage of an anticipated economic recovery, we have introduced a new product suite, Visual UpTime Select, which is the successor to our original flagship product, Visual UpTime. This new architecture is intended to offer greater flexibility to fit the evolving needs of our enterprise customers, service providers and systems integrators. Our new modular approach allows companies to buy what they need—when they need it—in order to effectively optimize and manage applications delivered over their network infrastructure. We believe that the increased flexibility of Visual UpTime Select is critical to meet the changing needs and budgets of today’s enterprise customer.

We were incorporated in Maryland in August 1993 under the name Avail Networks, Inc. and reincorporated in Delaware in December 1994 as Visual Networks, Inc. Our common stock began trading on the Nasdaq National Market on February 6, 1998. Our principal executive offices are located at 2092 Gaither Road, Rockville, Maryland, 20850. Our telephone number is (301) 296-2300. You may obtain copies of this Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports free of charge on our corporate Web site at www.visualnetworks.com.

INDUSTRY BACKGROUND

General

Software applications that are used to operate enterprises, such as enterprise resource planning, supply chain management, customer relationship management, transaction processing, file transfers, software distribution and e-commerce have grown in number and complexity over the past decade. All of these applications require communications systems to operate, resulting in growing activity, or “data traffic,” on telecommunications networks. Increasingly, the applications are becoming more complex, often depending on the interaction of computers in geographically distant locations to accomplish their tasks. At the same time, traditional business communications like voice telephony and video teleconferencing are being shifted from leased lines and the public switched telephone network to the same networks used by the software applications. The merging of these technologies onto the same communication network can dramatically reduce costs. It also allows businesses to operate in a more decentralized fashion with a geographically disbursed workforce. Enterprises can more closely and easily communicate with important business partners.

The network infrastructure that enables software applications, including telephone and video, to function is more critical than ever. Businesses deploy the application delivery infrastructure through a combination of internal capital investment and staffing, and external leasing and outsourcing using various service providers and systems integrators. They demand both high reliability and performance from their internal and external telecommunications networks and verification of their return on investment.

The application delivery infrastructure includes networks of various types of communications links and equipment. Local Area Networks (LANs) interconnect computers within individual buildings and occasionally between buildings that are nearby, generally using some form of Ethernet technology. Metropolitan Area Networks (MANs) interconnect LANs in a smaller geographical region such as a city. Wide Area Networks (WANs) connect LANs and MANs over longer distances. LANs are often deployed and operated by the individual businesses. Service providers generally operate MANs and WANs for business customers as services. The communication provided by LANs is typically private while MAN and WAN services can either be of a private or a shared public nature.

Private MAN and WAN services connect an enterprise’s internal sites over a service provider’s network facilities, or backbone. In order for this connection to meet the customer’s requirements, the main network facility needs to have a certain capacity level and to be able to provide additional capacity to accommodate the customer’s increase in traffic during peak usage times. Most private networks use one, or a combination of four technologies: (1) frame relay, (2) asynchronous transfer mode (ATM), (3) IP virtual private network (IP/VPN), or (4) various forms of Ethernet.

A public network is a network that uses the Internet, or multiple service providers’ networks, to interconnect sites. Businesses use public networks to connect remote and mobile users to their corporate network, to connect to remote sites in situations where private network connections are not available or cost effective, to connect to the networks of business partners, and to connect to public Web sites. Businesses often choose to use private networks when they are concerned with network performance issues, network availability, security, and privacy.

Regardless of the type of infrastructure employed, applications require certain levels of performance to enable the business productivity they are designed to provide. Enterprises need applications infrastructure to deliver:

High availability. When applications are not available, businesses can incur increased costs and experience reduced revenue. Businesses require tools that will warn them of pending problems in their applications delivery infrastructure, quickly identify those problems, and cost-effectively resolve them.

Predictable performance. The telecommunications infrastructure must support the performance requirements of the business applications running on it. Businesses require tools that show them how the infrastructure is being utilized and by whom or what, what impact applications are having on it, whether it has adequate capacity to support the applications, and what the end user’s experience is with the overall performance of the telecommunications infrastructure.

Appropriate price/performance. Business managers must also control infrastructure costs and validate that their investments are performing as promised. They require tools to measure the performance of the network that may be the subject of a guarantee contained in their agreement with their service provider. They also need to identify areas of the network where excess capacity exists.

To satisfy customers’ requirements by offering network services that meet these requirements and remain competitive and profitable, service providers and systems integrators need solutions that provide:

Efficient installation and maintenance. Service providers and systems integrators need to install services quickly and efficiently. They need tools that enable them to verify that a newly installed network service is operational, independent of the readiness of the customer’s networking equipment. The goal is to decrease the costs associated with installing network services and the delay between service installation and when the service provider can begin billing the customer.

Collaborative troubleshooting. The service provider or systems integrator is typically the first place a business customer will call with an applications delivery infrastructure problem, regardless of the true source of that problem. Service providers and systems integrators need tools that enable them to rapidly identify the root cause of customers’ problems without dispatching personnel to the customers’ locations. These tools must be able to determine whether the problem resides within the service provider network, the local telephone company, or the customer. By having the right tools, service providers and systems integrators reduce costs and improve their customer relationships by being a responsive, informed, and reliable business partner.

Verifiable service performance. Because public and private networks share network resources among all customers, a service provider must be able to offer its customers the ability to verify the quality of the service that is being provided to those customers. The service provider needs tools to accurately measure the level of service it provides and to report those performance levels to the customer. Many service providers and systems integrators actually enter into service level agreements, or SLAs, with their customers that guarantee certain levels of performance. Without the ability to measure the service levels being provided, however, an SLA is meaningless.

Effective network planning. The service provider and the customer must work together to deliver a network that satisfies the customer’s requirements. The service provider needs tools to determine application bandwidth requirements and identify places on the customer network with either insufficient or excess capacity. This allows the service provider to make recommendations to the customer for enhancing the efficiency of their network.

The Visual Networks Solution

We provide platforms for managing the performance of application data traffic across networks. Our platforms measure and analyze in real time the telecommunications networks that are critical for the proper operation of software applications and the optimal productivity of their users. We provide software and hardware components that are placed at various locations in networks to perform tests, take measurements and analyze traffic. Key locations are the points that divide the network portion provided by the service provider from the portion provided by the customer. We call this point the service boundary. Service providers, systems integrators and their business customers manage network performance from service boundary to service boundary because this defines the service offering to customers.

Information gathered from the analysis points is then periodically stored in databases located in network operations centers, at the customer’s and/or the service provider’s location. We also provide tool sets that use the information stored in these databases to assist network operations center personnel in such daily activities as customer care, usage analysis, troubleshooting, service level monitoring and management, and network planning. The operator is also able to use the performance history stored in the database to observe times when software applications and/or the network may have been experiencing performance problems. The operator can use this information to help solve intermittent problems that tend to be difficult to identify and remedy. The operator also has the ability to monitor performance in real time.

Enterprises may either buy our products and operate them on their own, or they may purchase from a service provider a service offering that includes our performance management platforms. Our platforms provide the following capabilities:

Application usage. Our platforms identify the in-use applications and the top users of bandwidth on each network connection. Where network traffic is differentiated into classes in order to prioritize the handling of delay-sensitive traffic, our platforms analyze the assignment of applications to these classes and the breakdown of traffic load between them. Businesses use this information to drive infrastructure resource allocation, prioritization, and tuning, as well as to detect abuse and intrusion by miscreants and computer viruses.

Network utilization. Our platforms monitor and report the network utilization by type of service (e-mail, instant messaging, FTP, web browsing, etc.). Businesses use this capability for network planning to determine the impact that various applications have on network capacity and performance. In addition, a business can determine whether the applications and networking equipment are properly configured. One of the modules we offer is Burst Advisor, which provides a view of network usage in one-second increments. A business can use this information to determine if network capacity is sized appropriately for its needs, if more bandwidth should be procured, or if too much bandwidth has been provided.

Troubleshooting. Infrastructure operators can program our platforms to provide an early warning of potential problems if certain metrics are exceeded. When specified thresholds are exceeded, the platforms generate alarms to alert the operator to the problem in real-time. These alarms can be automatically forwarded to an external fault management system. Our platforms then provide a number of troubleshooting tools that use information gathered from the infrastructure in real-time to enable the operator to isolate the cause of the problem. Our platforms can also capture application traffic at the service boundaries for diagnosing difficult application problems.

In addition to receiving real-time views, the operator can also look back in time to understand the condition of the infrastructure at the point when problems actually occurred. Using our platforms, an infrastructure operator can resolve performance problems without the need to dispatch technicians to remote sites with expensive analysis equipment, and can quickly identify and diagnose hard-to-find, intermittent problems. Our tools identify whether the problems exist in the data center, on a router, in the network equipment or service of the network service provider, with the end-user client, or in the application itself. The use of our platforms results in higher applications infrastructure availability, performance and lower operating costs.

Performance monitoring. For infrastructure provided by a network service provider, our platforms monitor and report information on a number of service factors that are often contractually promised to the customer by the service provider. For private IP networks, our platforms measure and report on these same metrics for a particular level or class of service. We offer Service Advisor, a module that gives a real time view of the service quality metrics. For public IP networks, our platforms execute and report on tests that measure the availability and performance of IP services and protocols. In addition, for remote dial Internet access, our platforms monitor and report on the connection performance from the user’s point of view. These performance-monitoring tools enable a business to have an early indication of potential network problems.

Planning and reporting. Our platforms generate a number of summary and detailed reports on infrastructure usage, performance, and capacity that can be used for both short and long-term network planning. Information Technology (IT) executives use the reports to assess the quality of the services being provided and to verify that their providers’ contractual performance obligations are being met.

Service providers and systems integrators purchase our platforms in an effort to reduce their operating costs and differentiate their services through better network performance. We provide the following capabilities to our service provider and system integrator customers:

Service creation. We assist providers in defining and creating service offerings that incorporate our solutions. We help define the elements to be provided in the service, develop the methods and procedures for implementing and deploying the service, calculate the service provider’s return on investment, develop marketing and sales materials, train the service provider sales force and generate demand for the new service.

Service validation. Service providers and systems integrators incorporate network performance metrics into their customer contracts and use the information provided by our solutions to confirm that they are, or are not, meeting their contractual commitments. These commitments normally include delay of network traffic flow, availability of access ports, percentage of traffic dropped, validation of type of service provided and availability and performance of IP services and protocols. Our platforms’ ability to measure service performance metrics also provides a justification for the service provider’s premium pricing on certain service level agreements.

Collaborative management. The service provider is typically the first to receive a trouble call if a business’ networked application is performing poorly. In many cases, the source of the problem is not the service provider, but rather the access line provided by the local telephone company, the configuration of the customer’s equipment, or the application itself. Our platforms enable the customer and the service provider to collaborate when solving a problem and to quickly identify its source.

Scalability. Our platforms can be increased in capacity to manage multiple customers’ networks, larger numbers of sites and vast amounts of traffic.

OUR STRATEGY

Our primary objective for success is to maximize the number of enterprise locations that are managed by our platforms. Key elements of the strategy include:

Performance management of applications delivery infrastructure. We are shifting the focus of our product platforms beyond just performance management of WANs to broadly address performance management of the delivery of applications across network infrastructure. We seek to reflect this shift throughout our product portfolio with architectural changes, new option modules, and feature set enhancements. The first major installment of this strategy is the introduction of Visual UpTime Select.

Flexibility and choice. Current economic conditions have made it that much harder for businesses to justify investments in large infrastructure changes, including the systems they use to manage IT. We are making our solutions easier to cost-justify by providing flexible deployment and purchase options that allow customers to buy what they need when they need it. This is being implemented through Visual Uptime Select which features the unbundling of product functionality, dynamic software licensing, and related professional services.

Emphasis on channels. We intend to capitalize on our relationships with major service providers and systems integrators to assist them in defining and selling service offerings based on our platforms. Service providers and systems integrators are the predominant means for the deployment of service performance management capability for private networks, and are an increasingly important provider of service performance management for public IP networks. We also intend to expand our market coverage in the Value-Added Reseller (VAR) channel by our own marketing programs, supporting the marketing programs of our wholesale distributors, Interlink Communications Systems and Sprint North Supply, and through our Cisco relationship.

Make it Visual Partner Program. Through our Make it Visual Partner Program (MIVPP), we are seeking to have our platforms deployed on the greatest number of network access sites possible. We seek to partner with leading providers of network access equipment to have components of our agent technology embedded into their equipment. To date, we have entered into strategic relationships with Cisco Systems and Kentrox, both of which are leading providers of network access equipment. We intend to expend development, marketing and sales resources to support and expand these relationships and to extend the program to other providers of private and public data networking access equipment.

Managed routers. We intend to have our platforms used by service providers and systems integrators in outsourced network services, including those service providers that use the router as the service boundary, rather than the data service unit, or DSU, which serves as the service boundary in most service providers’ offerings. Many service providers, systems integrators and managed network service vendors offer complete packages of network services to large businesses, often including routers as the service boundaries. Through our MIVPP initiatives our platforms can be used in these networks through the customer’s router equipment. In other offerings, our stand-alone analysis service elements, or ASEs, are used as a clearly defined service boundary, even though the service provider also provides further services and equipment on the customers’ premises. We intend to focus certain marketing and sales resources to create and market Visual Networks-based performance management services for these offerings.

Global expansion. We intend to use our customer relationships with large, multinational corporations to expand our coverage outside the United States. We intend to focus on service providers that have the largest share of private network services, and direct and remote Internet access markets, and by leveraging our relationships with equipment providers. We are also establishing reseller relationships globally with local and regional VARs and increasing our international sales resources.

OUR PRODUCTS

We have two product lines: Visual UpTime® Select™ and Visual IP InSight®.

Visual UpTime Select

In the fourth quarter of 2003, we announced a new product platform that is the successor to our original flagship product, Visual UpTime. Based on the original Visual UpTime software code base, Visual UpTime Select introduces a new product architecture and signals a major shift in the Visual UpTime product family’s capabilities, packaging and future direction. Visual UpTime Select is a platform for managing the performance of application delivery on private data networks. This contrasts with the original Visual UpTime product that focused on performance management of the private data networks themselves. Other key improvements provided by Visual UpTime Select include:

•	A modular architecture with flexible software licensing that allows businesses to economically instrument their infrastructure and then add new management capabilities as their needs evolve.

•	An open architecture that allows easy integration with third party management platforms.

•	A web-based user interface that reduces system deployment costs and permits new hosted service business models.

Visual UpTime Select consists of the following tightly integrated capabilities:

•	Service Summary. This tool set provides a network-wide overview of infrastructure integrity. Information is organized as a hierarchical diagram of networks, network services, sites, and connections. Each level in the tree presents a summary of real-time status based on performance monitoring thresholds and events as well as the status of the underlying infrastructure and a three-day historical summary to identify chronic or recurring problems. Each information element is hyperlinked to allow a drill-down into more detailed information for troubleshooting as necessary. In this way, Service Summary serves as the central navigational component in the Web Client and directs access into the other tool sets.

•	Troubleshooting. This tool set enables operators to analyze usage, impairments, and performance of networks to solve problems, tune resource allocations, and verify that the infrastructure requirements of business applications are being met. Information from the server database and agents is presented in intuitive graphic panels that are tailored to provide immediate answers to key questions.

•	Service Advisor. This feature proactively manages the status of network performance obligations. Service Advisor provides a real-time view into availability, throughput and delay. This enables the network manager to determine if specific sites in the network are meeting contractual performance obligations.

•	Burst Advisor. This feature accurately measures WAN bandwidth usage. It archives usage of the network over one-second intervals and compiles a clear, detailed picture of usage distribution. It also automatically makes recommendations on proper bandwidth allocation. This eliminates the guesswork for determining the proper bandwidth for WAN circuits. With this tool, customers can reduce monthly expenditures if they are currently paying for more bandwidth than they are using or they can increase their bandwidth if it is insufficient to support the applications running on the network.

•	Traffic Capture. This feature allows the operator to immediately capture, decode and display data traffic and protocol conversations anywhere the ASEs are deployed. This prevents costly trips to remote locations with expensive protocol analyzer equipment to identify issues.

•	Class-of-Service Analysis. This feature analyzes traffic on IP networks according to classes of service that are provisioned to give proper handling to specialized types of application traffic such as voice telephony, multimedia, and video conferencing. Operators use this to verify that critical traffic is getting the right treatment.

•	Planning and Reporting. This toolset is a report generation tool that creates a wide variety of reports from the network and applications performance data stored in the database. It is used primarily for capacity planning, network engineering, management of contractual performance obligations, and executive reporting from the network operations staff to senior management.

Each of these capabilities provides information in real-time, showing what is actually occurring in the infrastructure at that moment, or, alternatively, an historical view of performance over the previous two weeks.

The Service Summary and Traffic Capture tool sets are individual software modules in the Visual Uptime Select architecture. The remaining tool sets are available in several individual software modules that present their information in domains tailored to fit specific customer’s needs: Select Real-Time™ provides analysis and reporting of what is happening in the infrastructure right now; Select Back-In-Time™ allows the operator to analyze and report on historic performance and problems for up to one year; Select Class-of-Service™ analyzes usage and traffic according to the service priorities assigned.

Service providers currently use Visual UpTime to improve the performance of their own networks, reduce network operating costs, differentiate their services from other providers, validate compliance of contractual performance obligations and create value-added services that are then sold to businesses. Several service providers have based value added services on Visual UpTime, including the following services: AT&T Frame Relay Plus, AT&T IP-enabled Frame Relay Plus (IPeFR Plus), Sprint Web-based Network Manager, Sprint Managed DSU, MCI Frame Relay Platinum, MCI Private IP Platinum, and Verizon Frame Watch. Service providers also resell the Visual UpTime platform to businesses that host the system and manage their own networks. We believe that our service provider customers will migrate over time to Visual UpTime Select.

We license private-label versions of Visual UpTime to Cisco Systems. Visual UpTime is the basis for Cisco’s WAN Access Performance Management System (WAPMS). WAPMS currently manages Frame Relay and ATM networks, and Cisco plans to expand into Multi-Protocol Label Switching (MPLS) network management in 2004.

The Visual UpTime Select platform includes the following components: Agents and Analysis Service Elements (ASEs), the Server, Web Clients, and Software Modules.

Agent and ASE. The Agent is proprietary software that performs detailed analyses of network and application performance. The Agent resides either in our proprietary hardware, called an ASE, or third-party hardware such as a router. Most versions of the ASE also provide the functionality of wide area network access equipment known as a channel service unit/data service unit, or CSU/DSU. Although it does not perform modulation or demodulation, a CSU/DSU can be thought of as a “digital modem” that connects a business customer’s network to their service provider’s network. The ASE incorporates Agent software in conjunction with networking-specific microprocessors and integrated circuits to perform detailed analyses of every bit of data traversing the service boundary. Agents operating on third-party hardware platforms may have more limited capabilities depending on the hardware resources available on that specific hardware platform.

The Agent generally stores the analyses locally in memory and waits for the Server, described below, to request the results. When the Agent detects an anomalous condition on the network, it alerts the network operator, who can then take prompt action to remedy the situation. Our core Agent technology can be deployed in a number of configurations and data speeds depending on customer requirements. Under Visual UpTime Select, the Agent can also be deployed without end user access to the management data. The end user can remove the restrictions by purchasing and deploying license keys that “unlock” the restricted area. Service providers and systems integrators can use this arrangement when they make the ASE the default WAN access equipment deployed every time they install a circuit, but do not initially provide the management capabilities to their customer, and subsequently purchase the management capability when value-added services are sold to their customer.

Server. The Server is our platform database, and it manages requests between the Web Client, described below, and either the database or an Agent. Traditional management data collection architectures depend on the continuous gathering of data, a bandwidth consuming process. In contrast, Visual UpTime Select distributes most of the processing burden to the Agent, allowing the Server-Agent data sharing to take place less frequently, typically once a day. This feature is critical in WAN environments where costly bandwidth makes continuous management data collection impractical. The Server is a partitioned database with secure access control, meaning that only certain users can access certain parts of the database. This enables a service provider to serve multiple customers from a single Server. The Server is also responsible for maintaining the software license keys that control access to the various modules, described below.

Web Client. The Web Client is server-based software accessed by a standard web browser, which is used for packaging and presenting the data stored in the Server and the Agent. It enables access to the Visual UpTime Select tool sets, features, and data according to user permissions and software licenses registered on the Server.

Software modules. The software modules are optional capabilities that are resident on the Server, but are not accessible until the customer has purchased the corresponding licenses and activated them with a software license key. Software module licenses are available either on a perpetual or limited duration basis. Service Summary and Traffic Capture are packaged as individual software modules. Other tool sets’ capabilities are available in several individual software modules, depending on the ways that customers need to use the analysis information. Select Real-Time software module provides analysis and reporting of what is happening in the infrastructure right now while the Select Back-In-Time software module allows the operator to analyze and report on historical performance and problems for up to one year. The Select Class-of-Service software module analyzes usage and traffic according to the service priorities assigned.

At a price competitive with an ordinary unmanaged network access device, we offer a Visual UpTime Select ASE bundled with the Visual UpTime Select Server software licensed for an unlimited number of Web Clients. This bundle allows the customer to access the Service Summary component only. Thus, it is essentially a price neutral decision for the customer to begin deploying Visual UpTime Select capabilities one Agent at a time and immediately begin reaping the benefits. Customers may then purchase Software Modules according to their needs and can temporarily license additional Software Modules to address short-term needs. We are continuously enhancing Visual UpTime Select with new features and capabilities to expand our value, address new network service requirements, and support new applications. We expect to package many of these enhancements as optional modules that are individually licensed.

Visual IP InSight

Visual IP InSight is a service performance management platform for public IP networks. It enables service providers and enterprises to manage IP connectivity and accessibility to IP network services from the end-user’s perspective. It helps manage IP connectivity across all IP access technologies, including dial, dedicated, broadband (DSL, wireless, cable and ISDN), and VPN connections.

We license Visual IP InSight to public IP service providers to enable them to improve network performance, reduce network operating costs, differentiate services, validate contractual performance obligations and create value-added services. We have several public IP service providers using Visual IP InSight for performance management including BellSouth.Net dial service, Earthlink Fastlane, Verizon On-Line and SBC dial and broadband services. Value-added services that are based on Visual IP InSight include MCI Dial Analysis and MCI Dedicated Analysis.

Platform components for Visual IP InSight include agents, data collectors and a data repository. These components communicate with each other over an IP network providing real-time information. These components are packaged into application suites that address various public IP networking environments including: Dial Suite, Broadband Suite and Dedicated Suite. Visual IP InSight’s architecture is distributed, fault-tolerant, and scalable to carrier-class networks.

Agents. Agents are the software clients that actually perform the tests and collect the data used by the Visual IP InSight platform. The platform’s agents are the origin of quality of service and test data. There are two types of agents: dedicated and client. Dedicated agents are embedded in hardware devices called IP Service Elements (ISE). An ISE is connected to the network at a suitable monitoring point and performs active tests on command as configured by the network manager. Client agents are installed on the PC of service subscribers. The software runs transparently until end-user assistance is required. Context-sensitive online “help” suggests solutions to more than 150 dial-access problems and keeps a descriptive error log that customer care personnel can use to solve problems that end users cannot resolve on their own. At the same time, the client agent can passively monitor user activity on the network or perform active tests when requested by the network manager. The client agent can be deployed in any remote access environment — dial modem, cable modem, DSL, ISDN, or wireless services. All varieties of dedicated and client agents can be used together in the same network with the same Visual IP InSight platform.

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

Visual IP InSight Service Level Manager. This application allows an Internet Service Provider (“ISP”) to define specific contractual arrangements with customers that are automatically monitored on a customer by customer basis. It generates detailed service reports showing the end-users’ actual experiences compared to the performance metrics agreed upon by the customer and the ISP. Within the enterprise, an internal IT department uses it to manage the performance of multiple ISPs on a partitioned basis and to manage service level objectives across business services. Visual IP InSight Service Level Manager helps service managers by automating the service monitoring process; measuring actual performance against thresholds; and generating hourly, daily, weekly, and monthly reports.

Visual IP InSight Customer Care. This application monitors the end user’s experiences by gathering the connection history, system configuration, and current network status from the end user’s personal computer. This gives customer care representatives the ability to more accurately identify problems, effectively diagnose their causes and rapidly resolve the issues.

Visual IP InSight Performance Management Suites. The capabilities of Visual IP InSight are organized into application suites that address various public IP networking environments:

•	Visual IP InSight Dial Suite. This product helps service providers and businesses measure and monitor the performance of IP connectivity and IP dial network services.

•	Visual IP InSight Broadband Suite. This product helps service providers and businesses measure and monitor the performance of broadband connections and remote access IP VPNs.

•	Visual IP InSight Dedicated Suite. This product solves the performance management concern associated with running mission-critical applications across the public Internet by providing service providers and their customers with visibility into dedicated IP connections and site-to-site IP VPN service.

We license Visual IP InSight as a complete platform which requires at least one back-end data base system, a Collector, an Aggregator and the Service Operation application per deployment along with one ISE or agent license for each performance management point. Platform pricing is dependent on the number of ISE and client agent management licenses authorized and the applications used.

SALES AND MARKETING

We have implemented an indirect channel strategy to enterprises and a direct channel strategy to service providers and systems integrators. Our marketing programs are designed to generate demand for our products at the enterprise level—those organizations and businesses with application delivery infrastructure management needs. Our sales force is responsible for this effort. Enterprises purchase our platforms either through a service provider, systems integrator, or one of our authorized value-added resellers, or VARs. We have several support programs to educate the sales forces of service providers, systems integrators, and VARs that are designed to shorten sales cycles.

Enterprises that want to host their own systems may procure them through a service provider resale program or through a VAR. Pursuant to agreements with us, our service provider customers purchase our products for internal use, for resale to their customers or to serve as the basis for a value-added service offering. Our major service provider customers include AT&T, BellSouth, Earthlink, Equant, MCI, SBC, Sprint, and Verizon. Revenue related to our shipment of products to service providers represented 77%, 82% and 83% of our total revenue in 2001, 2002 and 2003, respectively. In 2003, AT&T, SBC, and Sprint represented 27%, 18% and 17% of our consolidated revenue, respectively. The loss of any one of these major service provider customers would have a material adverse effect on our financial position and results of operations.

VARs place orders for Visual Networks products through wholesale distributors. Visual Networks has wholesale distribution relationships with Interlink Communication Systems (ICS) and Sprint North Supply. Visual Networks’ regional sales people work closely with VARs, calling on enterprise accounts and assisting in closing business. At the end of 2003, there were 71 VARs actively selling Visual Networks products in North America. Revenue generated from our shipments to ICS for distribution to authorized and affiliate

VARs was 11% of consolidated revenue for 2003. It was less than 10% of consolidated revenue for each of 2001 and 2002.

Although our business is predominantly within the United States, we market our products to customers outside the United States pursuant to agreements with international VARs. Our most significant international reseller partners are located in Canada and the United Kingdom. Although revenue from international customers was less than 10% of our consolidated revenue for each of 2001, 2002 and 2003, we have reorganized our sales organization in order to allow us to aggressively pursue international opportunities.

Our sales organization consists of five groups: two territory sales groups whose members focus on North America and international opportunities; a sales group that focuses on channels; a systems engineering organization that provides pre-sales technical support for the sales groups; and a sales operations group that facilitates sales organization efficiency.

The two territory sales groups consist of sales people who generate and cultivate leads. A regional sales person qualifies opportunities, presents the value proposition to the prospective enterprise customer, ascertains the preferred procurement alternative (the purchase of a product or a service), determines the preferred channel partner or service provider, and works with the selected channel to close the transaction. The field sales organization is supported by an inside sales group. We rarely take a product order directly from an enterprise customer.

The channel sales group consists of dedicated account teams that support individual service providers, including AT&T, SBC, Sprint, Verizon, MCI, other Local Exchange Carriers (LECs), systems integrators, and VARs. The account teams work with the service providers, LECs and systems integrators to create services based on our products. They also ensure that the channel’s own sales teams are proficient in presenting the value proposition to enterprise customers and that sales opportunities are closed in a timely fashion.

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

The sales operations group is responsible for generating leads for our solutions and developing and delivering support programs to service providers, systems integrators, and channel partners. We use road shows, advertising, trade shows, Webinars, public relations programs, our web page and inside sales programs to generate leads. We have developed a number of service creation templates and programs for both public and private networks, to assist the providers in developing, implementing and selling services based on our solutions.

As of December 31, 2003, we employed 62 people in sales and marketing. In addition, our senior management team and our product management organization devote significant time furthering the business relationships with service providers, systems integrators and VARs. Our expenditures for sales and marketing activities were approximately $33.5 million, $20.5 million and $15.4 million in 2001, 2002 and 2003, respectively.

KEY CUSTOMERS AND STRATEGIC RELATIONSHIPS

AT&T. In December 1997, we entered into a non-exclusive procurement agreement with AT&T. The agreement had an initial term of three years, but continues indefinitely with the right by either party to terminate the agreement upon thirty days notice. The discounted prices for most of the software licensed and equipment purchased by AT&T are established in the contract. The contract also contains other terms and conditions of purchase by AT&T of the products for incorporation into a service offering or for resale, including payment terms, software licenses, product warranties and product support responsibilities. If we offer more favorable prices and terms under a supply agreement to any other customer for the same quantities of similar products during the term of the agreement, we are obligated to provide AT&T with the same or comparable overall terms.

SBC. In September 2000, we entered into a non-exclusive resale agreement with SBC. The agreement had an initial term of three years, but continues indefinitely with the right by either party to terminate the agreement upon ninety days notice. The discounted prices for most of the software licensed and equipment purchased by SBC are established in the contract. The contract also contains the other terms and conditions of purchase by SBC of the products for incorporation into a service offering or for resale, including payment terms, software licenses, product warranties and product support responsibilities. We warrant that we will not offer more favorable prices and terms under a supply agreement to any other similarly situated customer.

Sprint. In May 2000, we entered into a master agreement with Sprint for the purchase of equipment and services. This agreement has an initial term of three years and provides Sprint with the indefinite right to terminate the agreement upon thirty days prior notice. The discounted prices for most of the Visual UpTime software licensed and equipment purchased by Sprint are established in the contract. The contract, as amended, also contains the other terms and conditions of purchase by Sprint of the product for incorporation into a service offering or for resale, including payment terms, software licenses, product warranties and product support responsibilities. Under the contract, Sprint is entitled to a price rebate in the event that it was determined that we provided more favorable prices or other terms and conditions to another customer acquiring like quantities of our products. Sprint uses the Visual IP InSight product pursuant to separate software agreement.

Verizon. In July 1997, we entered into a non-exclusive integrator agreement with Verizon, and a related support agreement, that was amended in June 1999 to extend the term for five years. Unless terminated at the end of the term, or any renewal term, the contract will renew automatically for successive one-year terms. The discounted prices for most of the Visual UpTime software licensed and equipment purchased by Verizon are established in the contract. The contract, as amended, also contains the other terms and conditions of purchase by Verizon of the products for incorporation into a service offering or for resale, including payment terms, software licenses, product warranties and product support responsibilities. Verizon uses the Visual IP InSight product pursuant to a separate software license agreement.

MCI. In August 1997, we entered into a non-exclusive reseller/integration agreement with WORLDCOM Telecommunications, now WorldCom, but doing business under the brand name “MCI.” The agreement had an initial term of three years, but renews automatically for successive one-year terms with the right by either party to terminate the agreement for convenience at any time. The discounted prices for most of the Visual UpTime software licensed and equipment purchased by MCI are established in the contract. The contract, as amended, also contains the other terms and conditions of purchase by MCI of the product for incorporation into a service offering or for resale, including payment terms, software licenses, product warranties, and product support responsibilities. The contract contains our agreement to reduce prices if we offer lower prices to another customer for the same quantities of products supplied over a similar period of time under like conditions. Subsequent to MCI’s Chapter 11 bankruptcy filing, in July 2002, we executed an agreement, as amended, that documents the payment terms related to the fulfillment of subsequent orders received from MCI. MCI uses the Visual IP InSight product pursuant to a separate software license agreement.

Make it Visual Partner Program (MIVPP). In October 2000 and December 2000, we entered into agreements with ADC, since sold and renamed Kentrox, and Cisco, respectively, under which these hardware manufacturers are authorized to embed certain Visual UpTime functionality into their hardware products. Both agreements required either a license key from us or authorization under a subsequent agreement for the embedded Visual UpTime functionality to be activated and/or managed. We have been selling licenses to manage Kentrox devices since the fourth quarter of 2001. In December 2002, we entered into an OEM relationship with Cisco under which we provide a Cisco branded version of the Visual UpTime server product to Cisco which, when appropriate license keys have been entered, is able to manage Visual UpTime-enabled Cisco and other devices. In addition to these two existing relationships, we are pursuing various other opportunities for further Visual UpTime and Visual IP InSight MIVPP relationships, both domestically and internationally.

CUSTOMER SERVICE

Our customer service organization provides 24 hour per day technical support for products under active warranty or maintenance contracts. Our Visual Technical Assistance Center (VTAC) provides level 1 and 2 support. Problems that cannot be resolved by VTAC are escalated to our engineering organization for level 3 problem resolution. We sell software maintenance and equipment replacement services to customers, typically under one-year contracts. Software maintenance contracts entitle a customer to VTAC access, bug fixes, and product upgrades. Equipment replacement contracts entitle customers to the replacement of problem units within 4 or 24 hours, on average, depending on the level of the prearranged service. The customer service organization also provides fee based product training for the network managers and operators of our service providers, system integrators, VARs and their customers. We outsource our hardware installation and our emergency equipment replacement service. Our customers continue to rank the quality of our customer service very highly in our customer satisfaction surveys. We will continue to invest in customer service to maintain or improve the quality of our service and to assure that we have satisfied customers with minimal service outages. As of December 31, 2003, we employed five people in customer service.

RESEARCH AND DEVELOPMENT

The demands for performance management capabilities are constantly growing and changing as new access technologies are deployed, new applications and services create the demand for higher transmission speeds, and new networking technologies result in lower cost alternatives for transporting mission critical information. We utilize a number of sources as input to our product development process, including input from customers, our analysis of market and technical trends, and data from industry analysts and market research. Research and product development are critical to our continued success.

In recent years, we have made significant investments in platform architecture and product enhancements. We have updated our products to incorporate new client technologies such as Java and new server technologies such as symmetrical multiprocessor arrays. We have enhanced our architecture to facilitate relationships with companies that seek to embed our technology into their product offerings. We have added support for new network access technologies such as DSL and higher transmission speeds. We have expanded the product line to manage the performance of private IP networks and public IP VPNs. We have also continued to improve the ability to expand our platforms.

We plan to continue to devote significant research and development resources to enhance our existing products and introduce new service management capabilities. We plan to make additional architectural enhancements in order to integrate our private and public network solutions, to facilitate our MIVPP and to integrate with operations support systems. We plan to continue to enhance our private and public IP VPN management, including performance management details by class of service, and voice over IP, or VOIP, performance management. We will continue to invest to support higher speed access to ATM and private IP networks. We will continue to focus on the scalability that is required for wide scale deployment by service providers and systems integrators. Additionally, we expect to invest in platform modifications that will increase the marketability of our products outside North America.

As of December 31, 2003, we had 55 employees in our research and development group. Our research and development expenditures were approximately $19.3 million, $12.3 million and $10.5 million in 2001, 2002 and 2003, respectively.

MANUFACTURING

We outsource the manufacture and repair of our proprietary hardware products to contract manufacturers. To mitigate the risks associated with our prior dependency on a sole source manufacturer, Celestica, we have established a manufacturing supply contract with a second contract manufacturer, MC Assembly. We procure the hardware platform for our ISE product from a third party. We generally use standard parts and components in the manufacture of our products and procure them from suppliers in the United States. However, we currently procure several key components from sole or limited sources. Our engineering and manufacturing personnel coordinate activities in order to replace unavailable parts on a timely basis and acquire sufficient quantities of critical parts which may have been discontinued. To date, we have not experienced any significant delays or material unanticipated costs related to our use of contract manufacturers or an inability to obtain required parts when needed. To support our manufacturing partners, we provide material resource planning, quality assurance, manufacturing and test engineering, and product and component planning and purchasing. As of December 31, 2003, there were six employees in our manufacturing operations.

Because we are embedded in network service offerings of many service providers, high quality is essential to our continued success. Our Rockville, Maryland facility is ISO 9001-2000 certified for the design and manufacture of network and application performance management systems.

COMPETITION

The market for solutions related to applications delivery infrastructure management is intensely competitive. Our products integrate key functionality found in six distinct market segments: WAN access equipment; bandwidth management equipment; network test and analysis equipment; performance management reporting software; application management systems; and client-based network management and Internet infrastructure test beds. We believe our products are the only platforms that integrate functional attributes from all these market segments to provide fully capable and cost-effective applications delivery infrastructure management. We expect to encounter increased competition from current and potential participants in each of these segments. Increased competition may result in price reductions, reduced profit margins, reduced profitability, and the loss of market share, any of which would have a material adverse effect on our business, financial condition, and results of operations.

WAN access equipment. Our introduction of the ASE products redefined the WAN access equipment market by adding superior analysis capability for frame relay and ATM networks. This caused existing vendors in this space to lose market share and counter our products with improvements to their own products. The leading vendors in the segment include Kentrox, Paradyne and Adtran. These companies may partner with companies offering network test and analysis products, or performance reporting products in order to better compete with us. Additionally, router vendors may integrate WAN access equipment and agent technology in their routers, which may adversely affect Visual UpTime’s cost justification. We are working to mitigate these risks through our MIVPP partnerships with Cisco and Kentrox.

Bandwidth management equipment. The primary purpose of this equipment is to alter and adjust the flows of customer traffic on their network to improve the performance of the network services through techniques like priority based queuing and compression. To understand and manage the traffic flows, this equipment must provide a certain degree of analysis functionality that is also found in performance management systems. The major supplier in this market is Packeteer.

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

Performance management reporting software. These software platforms provide broad reporting of network and equipment status and performance, based on polling standard management information bases resident in network and customer premises equipment. The major suppliers in this market segment include Concord, InfoVista, Agilent and Quallaby.

Client-based network management and Internet infrastructure test-beds. An emerging trend in network management is increased emphasis on visibility of actual user experience. Installing clients on end user desktops is an effective way to gather this type of data. This technology can be deployed either as a service offering using simulated desktops or sold as stand-alone software. Major suppliers of stand-alone software include Lucent, NetIQ, Concord and NetScout. The major supplier of service-based solutions is Keynote Software.

Application management platforms. These software platforms allow application, database and server operators, as well as application developers to analyze, tune and troubleshoot the performance of the applications themselves. Our products complement such offerings by allowing infrastructure operators to analyze, tune and troubleshoot the performance of the application delivery infrastructure that enables the applications.

We intend to compete by offering superior features, performance and reliability, packaged with buying flexibility at competitive prices. We also intend to compete on the strength of our relationships with service providers. These relationships and the services that have been built around our products constitute high barriers to entry. As competition in the applications delivery infrastructure management market intensifies, we may encounter price competition. In response to competitive trends, we will continue our efforts to reduce the manufacturing costs to minimize deterioration of gross profits.

PATENTS AND OTHER PROPRIETARY RIGHTS.

Our success depends significantly upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect our proprietary rights. However, use of contractual, statutory and common law protections of our proprietary technologies offers only limited protection.

We have six issued United States patents and one pending United States patent application, as well as their various foreign counterparts. We cannot ensure that a patent will issue from our pending application or from any future applications, or that, if issued, any claims will be sufficiently broad to protect our technology. In addition, we cannot ensure that any patents that have been or may be issued will not be challenged, invalidated, or circumvented, or that any rights granted by those patents would protect our proprietary rights. Failure of any patent to protect our technology may make it easier for our competitors to offer equivalent or superior technology.

One of our subsidiaries, Visual Networks Operations, Inc., has filed a lawsuit in the United States District Court for the District of Maryland, Southern Division, against Paradyne Corporation, a subsidiary of Paradyne Networks, Inc., alleging infringement by Paradyne Corporation of certain patents owned by Visual Networks Operations, Inc., requesting declaratory judgment that Visual UpTime and Visual IP InSight do not infringe certain patents owned by Paradyne Corporation and alleging unfair competition by Paradyne Corporation. Although we believe our patents are valid and enforceable and that we will prevail in the litigation, there can be no assurance that they are valid and enforceable or that we will prevail.

We have 19 registered United States trademarks and one pending United States trademark registration application, as well as their various foreign counterparts. We will continue to evaluate the registration of additional trademarks as appropriate. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services, or to obtain and use information that we regard as proprietary. Third parties may also independently develop similar technology without breach of our proprietary rights.

Some of our products are licensed under end user license agreements that are not signed by licensees. The law governing the enforceability of these “shrink wrap” license agreements is not settled in most jurisdictions. There can be no guarantee that we would achieve success in enforcing our shrink wrap license agreements if we sought to do so in a court of law. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States.

EMPLOYEES.

As of December 31, 2003, we had a total of 156 employees: 62 in sales and marketing; 11 in customer service and manufacturing; 55 in research and development; and 28 in general and administrative. Our future success will depend in significant part on the continued service of our key technical, sales and senior management personnel. Competition for such personnel is intense and there can be no assurance that we can retain our key managerial, sales and technical employees, or that we can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 2.	Properties.

Our principal administrative, sales and marketing, research and development and customer support facilities are located in approximately 54,000 square feet of office space in Rockville, Maryland, that we occupy under a lease that expires in December 2009. We also hold another lease in Rockville for approximately 21,000 square feet that expires in December 2005 and that a third party currently occupies under a sublease that expires in December 2004.

Item 3.	Legal Proceedings.

In January 2004, we received notice that a lawsuit has been filed by Paradyne Networks, Inc., of Largo, Florida (“Paradyne”), in the United States District Court for the Middle District of Florida, Tampa Division, seeking damages, and injunctive and declaratory relief, for our alleged infringement of patents owned by Paradyne. We intend to vigorously defend ourselves, and have moved to dismiss the lawsuit. That motion to dismiss is pending before the court. Paradyne has indicated that it intends to seek leave of the Court to amend its complaint. We intend to resist its efforts to do so. Despite our belief that our products do not infringe upon Paradyne’s patents and that these claims are frivolous and without merit, the conduct of this litigation may be expensive and may divert our limited resources from other more productive activities, resulting in adverse affects on our business and results of operations.

In a related matter, one of our subsidiaries, Visual Networks Operations, Inc., has filed a lawsuit in the United States District Court for the District of Maryland, Southern Division, against Paradyne Corporation, a subsidiary of Paradyne Networks, Inc., alleging infringement by Paradyne Corporation of certain patents owned by Visual Networks Operations, Inc., requesting declaratory judgment that Visual UpTime and Visual IP InSight do not infringe certain patents owned by Paradyne Corporation and alleging unfair competition by Paradyne Corporation.

We are periodically a party to disputes arising from normal business activities including various employee-related matters. In the opinion of our management, resolution of these matters will not have a material adverse effect upon our financial position or future operating results.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for The Company’s Common Stock and Related Stockholder Matters.

Since May 28, 2002, our common stock has traded on the Nasdaq SmallCap Market under the symbol “VNWK.” From February 6, 1998 through May 27, 2002, our common stock traded on the Nasdaq National Market. The following table sets forth, for the indicated periods, the range of high and low closing per share sales prices for the common stock as reported on the Nasdaq National Market and the Nasdaq SmallCap Market.

	High	Low
2002
First Quarter	$4.94	$2.94
Second Quarter	2.97	1.13
Third Quarter	1.50	0.69
Fourth Quarter	1.84	0.65

2003
First Quarter	$2.07	$1.40
Second Quarter	1.53	1.16
Third Quarter	2.40	1.11
Fourth Quarter	2.24	1.49

2004
First Quarter (from January 1, 2004 through March 26, 2004)	$4.17	$2.40

On March 26, 2004, the last reported sale price of our common stock was $3.19 per share. As of March 26, 2004, we had approximately 461 stockholders of record.

We have never paid or declared any cash dividends on our common stock. It is our present policy to retain cash flow from operations, if any, to finance the growth and development of the business and, therefore, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Item 6.	Selected Consolidated Financial Data.

The selected consolidated financial data for 2001, 2002, and 2003 below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, notes thereto and other financial information included elsewhere in this Form 10-K. The selected consolidated financial data for 1999 and 2000 is derived from our audited consolidated financial statements not included in this Form 10-K. The selected consolidated financial data for 1999, 2000 and 2001 is derived from our consolidated financial statements for those periods, which were audited by Arthur Andersen LLP, an independent public accounting firm that has ceased operations. The selected consolidated financial data for 2002 and 2003 is derived from our consolidated financial statements for those periods, which have been audited by PricewaterhouseCoopers LLP, independent public accountants.

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$91,719	$89,041	$74,248	$61,461	$39,179
Cost of revenue	30,888	32,515	29,431	17,205	10,347

Gross profit	60,831	56,526	44,817	44,256	28,832

Operating expenses:
Research and development	16,677	27,277	19,320	12,301	10,473
Write-off of in-process research and development (1)	—	39,000	—	—	—
Sales and marketing	24,447	41,907	33,484	20,541	15,428
General and administrative	7,928	11,247	8,895	6,821	6,214
Merger-related costs (2)	6,776	—	—	—	—
Restructuring and impairment charges (3)	—	335,810	9,328	—	—
Amortization of acquired intangibles(1)	—	53,426	805	—	—

Total operating expenses	55,828	508,667	71,832	39,663	32,115

Income (loss) from operations	5,003	(452,141)	(27,015)	4,593	(3,283)
Other income	—	—	—	—	452
Interest income (expense), net	2,270	2,598	325	(1,187)	(1,458)

Income (loss) before income taxes	7,273	(449,543)	(26,690)	3,406	(4,289)
Benefit (provision) for income taxes	(3,722)	34,058	(272)	—	—

Net income (loss) attributable to common stockholders	$3,551	$(415,485)	$(26,962)	$3,406	$(4,289)

Basic earnings (loss) per share	$0.14	$(14.46)	$(0.85)	$0.11	$(0.13)

Diluted earnings (loss) per share	$0.13	$(14.46)	$(0.85)	$0.11	$(0.13)

Basic weighted-average shares	24,583	28,733	31,585	32,139	32,610

Diluted weighted-average shares	26,547	28,733	31,585	32,434	32,610

Consolidated Balance Sheet Data:
Cash and cash equivalents	$54,629	$17,369	$5,921	$12,708	$15,671
Working capital	50,353	(2,482)	(6,576)	10,341	469
Total assets	83,154	74,057	28,902	30,759	26,039
Long-term debt, net of current portion (4)	782	243	—	7,963	—
Stockholders’ equity (deficit)	58,252	26,085	(515)	6,627	2,847

(1)	In 2000, we acquired Avesta Technologies, Inc. (“Avesta”) in a purchase business combination. The purchase price allocation included $39.0 million of in-process technology, which was expensed as of the acquisition date. The amortization of acquired intangibles in 2000 and 2001 relates to goodwill and other intangible assets recorded in connection with the Avesta acquisition. See Note 6 of Notes to Consolidated Financial Statements.

(2)	In 1999, we incurred certain merger-related costs in connection with our acquisition of Inverse Network Technology.

(3)	In 2000 and 2001, we recorded restructuring charges of $7.0 million and $2.4 million, respectively, consisting primarily of (a) severance and other termination benefits related to a workforce reduction and (b) lease costs and associated leasehold improvement write-offs related to the closure of certain facilities. In 2000 and 2001, we recorded impairment charges of $328.8 million and $3.3 million, respectively, related to the write-off of goodwill and other intangibles related to the Avesta acquisition. In 2001, we recorded an additional charge related to the write-off of an investment of $3.7 million acquired with the purchase of Avesta. See Notes 1 and 6 of Notes to Consolidated Financial Statements.

(4)	In 2002, we issued senior secured convertible debentures in the amount of $10.5 million that are due in March 2006. See Note 3 of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. References to “we,” “us” or “our” refer to Visual Networks, Inc. and its subsidiaries on a consolidated basis.

Overview

We were incorporated in Maryland in August 1993 under the name Avail Networks, Inc. and reincorporated in Delaware in December 1994 as Visual Networks, Inc. In 1998, we acquired Net2Net Corporation to accelerate the time to market for our ATM performance management products. Acquired products included CellTracer and the acquired technology formed the basis of our ATM analysis in the Visual UpTime and CellTracer product lines. In 1999, we acquired Inverse Network Technology in order to enter the performance management space for the public Internet. In this acquisition, we acquired the Visual IP InSight product and the Visual Internet Benchmark service. In 2000, we acquired Avesta Technologies, Inc. in order to expand our network management portfolio to include products that could identify the underlying root cause of network problems. With this acquisition, we acquired the Visual Trinity and Visual eWatcher products. As we refined our strategic direction during 2001, we determined that certain of these acquired products did not fit our strategy or were not as far along in development as we had anticipated, and we began to divest or discontinue certain products. In 2001, we sold the Visual Internet Benchmark service and discontinued the Visual Trinity product. In 2002, the remaining customer for our CellTracer product, Network Associates, placed final orders with us for this product and we formally discontinued it in 2003. In addition, we discontinued the Visual eWatcher product in 2003 after having turned our development and sales focus elsewhere during 2002. The following table indicates our revenue from discontinued products for the periods indicated (in thousands):

	Years Ended December 31,
	2001	2002	2003
Visual Internet Benchmark	$4,025	$814	$57
Visual Trinity and eWatcher	3,591	699	—
CellTracer	2,980	2,232	—

Discontinued product revenue	$10,596	$3,745	$57

The demand for our products has been adversely affected by a number of factors resulting in decreasing revenue. Those factors include: 1) the continued downturn in the telecommunications industry, which continues to be reflected in depressed demand for telecommunications products and services, including those based on our products; 2) significant competitive pressure on the average selling price of our products; 3) decreased capital spending by end-user customers resulting in slower deployment of service provider inventory; 4) tighter inventory control at our service provider customers; and 5) the loss of business to competitors. In addition, our 2001 results of operations were affected adversely by the acquisition of Avesta in May 2000 that caused a significant immediate increase in operating expenses without an overall increase in revenue.

The deterioration of our operating results that began in 2000 was due primarily to decreased revenue and increased operating expenses. In response, we made significant reductions in operating expenses by closing three facilities and by reducing our workforce by approximately 290 employees from October 2000 through December 2002. We did not have any workforce reductions in 2003.

As a result of our focus on reducing operating expenses, we returned to profitability for each quarter in 2002. However, we incurred a net loss of $4.3 million for 2003 due to a further reduction in revenue from $61.5 million 2002 to $39.2 million for 2003, reflecting a reduction in sales for each of our major products. From 2002 to 2003, Visual UpTime and Visual IP InSight revenues decreased by $18.1 million and $0.4 million, respectively. Revenue from the Visual IP InSight product often fluctuates due to the timing of sizeable orders placed by a limited number of service providers. These fluctuations can also significantly affect our gross profits because our software costs of revenue are insignificant. In addition, revenue related to the sale of discontinued products decreased approximately $3.6 million, from $3.7 million in 2002 to $0.1 million in 2003.

We reduced our operating expenses by $7.5 million from 2002 to 2003 to be more in line with our reduced revenue projections.

We have refocused our sales, marketing and other efforts on our core Visual UpTime and Visual IP InSight products. In the fourth quarter of 2003, we introduced our new product suite, Visual UpTime Select, in an effort to address market segmentation for Visual UpTime and to sell more efficiently and effectively in those segments. The architecture of Visual UpTime Select is intended to offer greater flexibility to fit the evolving needs of customers, resellers and network service providers. There was no Visual UpTime Select revenue during 2003.

We have directed our Visual IP InSight development efforts at making the product more suitable for our Internet service provider customers and at enabling the use of our product in higher margin broadband networks over, for example, cable lines and Digital Subscriber Lines (DSL). We have also focused our efforts on training the Cisco sales force and building our pipeline for the Cisco product that is based on Visual UpTime, the Cisco Wide Area Performance Management System (“Cisco WAPMS”) that was announced during 2002.

While we do not know when the downturn in the telecommunications industry will end, or how robust the recovery will be once or if it does begin, we continue to revisit our business plan as we seek to return to profitability. There can be no assurance that our revenue will increase with the release of Visual UpTime Select and our ongoing product development and sales initiatives, or that we will return to profitability.

Subsequent to our earnings announcement on January 15, 2004, we revised our previously reported results of operations for the three months ended December 31, 2003. The change resulted from the establishment of a cumulative accrual of $0.4 million related to unpaid sales tax liability related to 2000 through 2003. The impact on each individual year was insignificant. As a result, the following changes to our results of operations for the three months ended December 31, 2003 are reported in this Annual Report on Form 10-K, as compared to the results reported in our January 15, 2004 earnings announcement, respectively: general and administrative expenses increased from $1.6 million to $2.0 million; total operating expenses increased from $8.7 million to $9.1 million; net loss increased from $0.6 million to $1.0 million; and net loss per share increased from $0.02 to $0.03 per share. In addition, the accrual resulted in the following changes to our results of operations for 2003 are reported in this Annual Report on Form 10-K, as compared to the results derived from our January 15, 2004 earnings announcement, respectively: general and administrative expenses increased from $5.8 million to $6.2 million; total operating expenses increased from $31.7 million to $32.1 million; net loss increased from $3.9 million to $4.3 million; and net loss per share increased from $0.12 to $0.13 per share.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we re-evaluate our estimates, including those related to bad debts, inventories, investments, income taxes, warranty obligations, restructuring, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Among other things, these estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe that the following critical accounting policies have resulted in judgments and estimates that are significant to the consolidated financial statements.

Revenue Recognition

We recognize revenue from the sale of hardware, the licensing of software and the provision of support and other services. Our revenue recognition policies follow the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” and SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which summarizes existing accounting literature and requires that four criteria be met prior to the recognition of revenue. Our accounting policies regarding revenue recognition are written to comply with the required criteria (see Note 1 of Notes to Consolidated Financial Statements): 1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is probable. The third and fourth criteria may require us to make significant judgments or estimates.

Inventory

Because of the lead times required to obtain manufactured product, we must maintain sufficient quantities of inventory for all of our products to meet expected demand. If actual demand is much lower than forecasted, we may not be able to dispose of our inventory at or above its cost. We write down the value of estimated excess and obsolete inventory to the lower of cost or market value. The estimates are based on historical trends, forecasts and specific customer or transaction information. It is generally our policy to write down inventory based on the number of items that we expect to sell within a one year period. If future demand is lower than currently estimated, additional write downs of our inventory may be required.

Allowance for Doubtful Accounts

We grant credit terms without collateral to our customers and, prior to 2002, had not experienced any significant credit related losses. During 2002, we wrote off approximately $0.7 million in accounts receivable from MCI, following MCI’s bankruptcy filing, against the allowance for doubtful accounts. During 2003, we sold those MCI receivables to an unrelated third party for approximately $0.3 million. Accounts receivable include allowances to record receivables at their estimated net realizable value, which is determined based on estimates for doubtful accounts. The estimates are based on historical information and specific review of outstanding receivables at the end of each reporting period. If future events occur that negatively impact our customers, additional accounts receivable write-downs may be required.

Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized. We utilize extensive product quality programs and processes including the active monitoring and evaluation of the quality of our component suppliers and contract manufacturers. Our warranty obligation is affected by product failure rates and material usage and services delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service costs differ from our estimates, revisions to the estimated warranty liability would be required. We account for and disclose our obligations for warranties in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires the accounting for and disclosure of guarantees and clarifies the requirements of FASB No. 5, “Accounting for Contingencies.”

Deferred Tax Valuation Allowance

As of December 31, 2003, we had recorded a valuation allowance of $50.5 million against gross deferred tax assets of $50.5 million. We calculated the valuation allowance in accordance with the provisions of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Positive evidence, such as operating results during the most recent three-year period, is given more weight when assessing whether the level of future profitability needed to recognize the deferred assets will be achieved. Our cumulative loss in the most recent three-year period represents sufficient negative evidence to require a full valuation allowance under the provisions of SFAS No. 109. We intend to maintain a full valuation allowance until sufficient positive evidence exists to support the reversal of any portion of the allowance.

Accounting for Stock Options

We account for stock options under the “intrinsic value method,” as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” as interpreted by FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25.” Under the intrinsic value method, compensation expense is recorded for the excess, if any, of the market price of the stock at grant date or other measurement date over the amount that an employee must pay to acquire the stock. APB No. 25 was superceded by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which defines a “fair value based method” of accounting for stock compensation. SFAS No. 123 allows an entity to continue to use the intrinsic value method to account for stock options and requires pro forma disclosures as if the fair value based method of accounting had been applied. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”), which amends the disclosure requirements of SFAS No. 123. Accordingly, we adopted the disclosure requirements of SFAS No. 148 in the first quarter of 2003.

Results of Operations

The main items in our statements of operations are:

Revenue. Our revenue consists of three types: hardware, software, and support and services. Each of our products has components of each revenue type. Sales of Visual UpTime are primarily classified as hardware revenue. We also sell licenses related to Visual UpTime that are classified as software revenue. Revenue related to the Cisco WAPMS product are included in Visual UpTime revenue and are classified as software revenue. There was no Visual UpTime Select revenue in 2003. Sales of Visual IP InSight are primarily classified as software revenue. However, sales of our hardware product, the IP Service Element (ISE), which embeds certain Visual IP InSight agent functionality in a hardware device, are classified as hardware revenue. Sales of Visual eWatcher and Visual Trinity, both discontinued products, were classified as software revenue. Sales of our Visual IP InSight subscription service, which we no longer offer to our customers, were classified as support and services revenue. Sales of the Visual Internet Benchmark service, which was sold in 2001, were classified as support and services revenue. Royalties from the Visual Internet Benchmark service and the Visual Trinity product are classified as support and services revenue. Sales of CellTracer are classified as hardware revenue. Sales of technical support, professional services and training for all of our products are classified as support and services revenue.

Cost of revenue and gross profit. Cost of revenue consists of contract manufacturing costs, component parts, warehouse costs, direct compensation costs, warranty, other contractual obligations, royalties, license fees and other overhead expenses related to the manufacturing operations. Product cost of revenue includes both hardware and software cost of revenue in the accompanying consolidated statements of operations. Cost of revenue related to software sales has not been significant. Support and services cost of revenue includes outsourced benchmark services, professional services and technical support costs.

Operating expenses.

Research and development expense. Research and development expense consists primarily of compensation for the research and development staff, depreciation of test and development equipment, certain software development costs and costs of prototype materials.

Sales and marketing expense. Sales and marketing expense consists of compensation for the sales and marketing staff, commissions, pre-sales support, travel and entertainment, trade shows and other marketing programs.

General and administrative expense. General and administrative expense consists of the costs of executive management, finance, administration and other activities.

2001, 2002 and 2003

The following table presents certain consolidated statement of operations data as a percentage of our total revenue:

	Years Ended December 31,
	2001	2002	2003
Revenue:
Hardware	69.8%	68.4%	63.1%
Software	8.4	11.2	13.1
Support and services	21.8	20.4	23.8

Total revenue	100.0	100.0	100.0

Cost of revenue:
Product	29.3	24.6	23.8
Support and services	10.3	3.4	2.6

Total cost of revenue	39.6	28.0	26.4

Gross profit	60.4	72.0	73.6

Operating expenses:
Research and development	26.0	20.0	26.7
Sales and marketing	45.0	33.4	39.4
General and administrative	12.0	11.1	15.9
Restructuring and impairment charges	12.6	—	—
Amortization of acquired intangibles	1.1	—	—

Total operating expenses	96.7	64.5	82.0

Income (loss) from operations	(36.3)	7.5	(8.4)
Other income	—	—	1.1
Interest income (expense), net	0.4	(2.0)	(3.7)

Net income (loss) before income taxes	(35.9)	5.5	(11.0)
Provision for income taxes	(0.4)	—	—

Net income (loss)	(36.3)%	5.5%	(11.0)%

The following table presents revenue by product (in thousands):

	Years Ended December 31,
	2001	2002	2003
Continuing products:
Visual UpTime	$55,557	$49,797	$31,740
Visual IP InSight	8,095	7,477	7,064

Total continuing products	63,652	57,274	38,804
Discontinued products	10,596	3,745	57
Royalties	—	442	318

Total revenue	$74,248	$61,461	$39,179

The following table presents revenue attributable to customers that individually represented more than 10% of our total revenue (in thousands):

	Years Ended December 31,
	2001	2002	2003
AT&T	$21,689	$20,753	$10,734
SBC	*	*	7,032
Sprint	10,159	6,356	6,603
Interlink Communications Systems	*	*	4,223
Verizon	*	6,893	*
MCI	7,598	6,319	*
All other customers (each individually less than 10%)	34,802	21,140	10,587

Total revenue	$74,248	$61,461	$39,179

*	Less than 10%

2002 Compared with 2003

Revenue. Total revenue was $61.5 million in 2002 compared to $39.2 million in 2003, a decrease of $22.3 million. Sales to all service providers increased from approximately 82% of revenue in 2002 to 83% in 2003. We expect a similar concentration of sales to service providers in 2004.

Hardware revenue. Hardware revenue was $42.1 million in 2002 compared to $24.7 million in 2003, a decrease of $17.4 million. The decrease was due primarily to a decrease in demand for Visual UpTime and a corresponding decrease in revenue from AT&T, Equant, MCI, and Verizon partially offset by increases in revenue from Sprint, SBC and Interlink Communications Systems. We believe, in general, that this decrease in demand for Visual UpTime was primarily the result of increased competition, tighter inventory control at our service provider customers, the continued slowdown in demand for telecommunications products and services and reduced end-user capital spending.

Software revenue. Software revenue was $6.9 million in 2002 compared to $5.1 million in 2003, a decrease of $1.8 million. From 2002 to 2003, Visual IP InSight license revenue decreased by $0.4 million, reflecting the typical fluctuation in revenue from sales of that product due to the timing of sizable orders from a limited number of service providers; Visual UpTime license revenue decreased $1.1 million primarily due to reduced sales of licenses to manage Kentrox devices in 2003; and license revenue from discontinued products decreased by $0.3 million.

Support and services revenue. Support and services revenue was $12.5 million in 2002 and $9.3 million in 2003, a decrease of $3.2 million. Support revenue decreased $3.5 million primarily due to Visual UpTime and discontinued product technical support contracts that were not renewed. These decreases were partially offset by an increase in training and professional services of $0.5 million due to increased demand for these services.

Cost of revenue and gross profit. Total cost of revenue was $17.2 million in 2002 compared to $10.3 million in 2003, a decrease of $6.9 million. Gross profit was $44.3 million in 2002 compared to $28.8 million in 2003, a decrease of $15.5 million, primarily due to the reduction in revenue. The gross profit margin was 72.0% of revenue in 2002 compared to 73.6% of revenue in 2003. The increase in total gross profit margin was primarily due to decreased fixed manufacturing and support operations costs resulting from ongoing cost reduction initiatives and the discontinuation of certain products.

Product cost of revenue. Product cost of revenue, which includes both hardware and software cost of revenue, was $15.1 million in 2002 compared to $9.3 million in 2003, a decrease of $5.8 million. The gross profit margin attributable to products was 69.1% and 68.7% in 2002 and 2003, respectively. The slight decrease in gross profit margin was primarily due to increased sales of our lower margin high-speed Visual UpTime products and decreased higher margin software sales.

Support and services cost of revenue. Support and services cost of revenue was $2.1 million in 2002 compared to $1.0 million in 2003, a decrease of $1.1 million. The gross profit margin attributable to support and services was 83.4% and 89.2% in 2002 and 2003, respectively. The increase in gross profit margin was primarily due to decreased fixed costs, such as fees paid to third parties, to support discontinued products.

Operating expenses.

Research and development expense. Research and development expense was $12.3 million for 2002 compared to $10.5 million in 2003, a decrease of $1.8 million. The decrease in research and development expense was primarily due to the full period effect of workforce reductions in 2002 and other cost cutting initiatives partially offset by additional costs incurred for the release of Visual UpTime Select.

Sales and marketing expense. Sales and marketing expense was $20.5 million in 2002 compared to $15.4 million in 2003, a decrease of $5.1 million. The decrease in sales and marketing expense was primarily due to the full period effect of workforce reductions in 2002 and other cost cutting initiatives partially offset by additional costs incurred for the release of Visual UpTime Select.

General and administrative expense. General and administrative expense was $6.8 million in 2002 compared to $6.2 million in 2003, a decrease of $0.6 million. The decrease in general and administrative expense was primarily due to the full period effect of workforce reductions in 2002 and other cost cutting initiatives. In addition, during 2003, we sold the previously written-off receivable related to the bankruptcy of MCI to an unrelated third party for $0.3 million and recorded the sale as a reduction to bad debt expense in general and administrative expense. These reductions were partially offset by increased sales tax expense resulting from a cumulative unpaid sales tax liability of approximately $0.4 million related to 2000 through 2003. The impact on each individual year was insignificant.

Other income. Other income was $0.5 million for 2003, which consisted of a gain on the sale of a previously written-off investment.

Interest income (expense), net. Interest expense, net, was $1.2 million in 2002 compared to $1.5 million in 2003. The increase of $0.3 million was primarily due to both cash and non-cash interest expense related to the convertible Debentures we issued in March 2002 (see Note 3 of Notes to Consolidated Financial Statements).

2001 Compared with 2002

Revenue. Total revenue was $74.2 million in 2001 compared to $61.5 million in 2002, a decrease of $12.7 million. Sales to all service providers increased from approximately 77% of revenue in 2001 to 82% in 2002.

Hardware revenue. Hardware revenue was $51.9 million in 2001 compared to $42.1 million in 2002, a decrease of $9.8 million. The decrease was due primarily to a decrease in demand for Visual UpTime from AT&T, Sprint and MCI. We believe, in general, that the decrease in demand for Visual UpTime was primarily the result of the overall downturn in the telecommunications industry, which was reflected in a slowdown in demand for telecommunications products and services and reduced spending. More specifically, we believe that revenue from AT&T decreased due to tighter inventory control and revenue from Sprint and MCI decreased due to the loss of market share of these customers to their competitors coupled with our loss of business to our competitors. We do not believe that the events at MCI had a significant impact on our revenue from MCI for 2002. The decrease was also due to decreased revenue from CellTracer of $1.5 million due to decreased demand from NAI.

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

Support and services revenue. Support and services revenue was $16.1 million in 2001 and $12.5 million in 2002, a decrease of $3.6 million. The decrease in support and services revenue was due primarily to decreased revenue from the Visual Trinity product, Visual eWatcher product and Visual Internet Benchmark service of $4.9 million due to expired contracts that were not renewed as a result of the discontinuation of these products. Subscription fees for Visual IP InSight decreased by approximately $1.9 million as customers have migrated to a perpetual license for that product. The larger installed base of our Visual UpTime product for which we are selling technical support and the accelerated recognition of terminated technical support for CellTracer as a result of the transfer of the source code to NAI offsets these combined decreases.

Cost of revenue and gross profit. Total cost of revenue was $29.4 million in 2001 compared to $17.2 million in 2002, a decrease of $12.2 million. Gross profit was $44.8 million in 2001 compared to $44.3 million in 2002, a decrease of $0.5 million. Gross profit margin was 60.4% of revenue in 2001 as compared to 72.0% of revenue in 2002. The increase in gross profit margin percentage was due primarily to the overall high gross margin of our Visual UpTime 7.0 and 7.1 releases, decreased lower margin CellTracer revenue, decreased fixed costs (such as fees paid to third parties to provide the Visual IP InSight subscription service and Visual Internet Benchmark service to customers for which we had existing contracts) and overall decreased fixed costs in our manufacturing and support operations due to our cost reduction initiatives implemented since the fourth quarter of 2000.

Product cost of revenue. Product cost of revenue, which includes both hardware and software cost of revenue, was $21.7 million in 2001 compared to $15.1 million in 2002, a decrease of $6.6 million. Our software costs of revenue are insignificant. The gross profit margin attributable to products was 62.6% and 69.1% in 2001 and 2002, respectively. The increase in gross profit margin was due primarily to the overall high gross margin of our Visual UpTime 7.0 and 7.1 releases, decreased low gross margin CellTracer revenue and overall decreased fixed costs in our manufacturing and support operations due to our cost cutting initiatives implemented since the fourth quarter of 2000.

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

Sales and marketing expense. Sales and marketing expense was $33.5 million in 2001 compared to $20.5 million in 2002, a decrease of $13.0 million. The decrease in sales and marketing expense was due primarily to the full period effect of workforce reductions and facility closures during 2001 and 2002. Sales and marketing expense was 45.0% and 33.4% of revenue in 2001 and 2002, respectively.

General and administrative expense. General and administrative expense was $8.9 million in 2001 compared to $6.8 million in 2002, a decrease of $2.1 million. The decrease in general and administrative expense was due primarily to the full period effect of workforce reductions and facility closures that occurred in 2001 and additional workforce reductions during 2002.

Restructuring and impairment charges. During the second quarter of 2001, we reversed $0.7 million of the restructuring charge recorded in the fourth quarter of 2000 due primarily to lower than estimated costs related to facility closures. We recorded a restructuring charge of $3.9 million in the second quarter of 2001 that consisted primarily of severance and other termination benefits related to a workforce reduction of approximately 50 employees and lease costs and leasehold improvement write-offs related to the closure of our New York facility following our announcement to discontinue the Visual Trinity product. During the fourth quarter of 2001, we reversed $1.2 million of the restructuring charge recorded in the second quarter of 2001 due to lower than estimated costs related to facility closures and other contractual obligations. We recorded another restructuring charge of $0.4 million in the fourth quarter of 2001 that consisted of severance and other termination benefits related to a workforce reduction of approximately 40 people resulting from our continued focus on the reduction of our operating expenses (see Note 6 of Notes to Consolidated Financial Statements). There were no restructuring or impairment charges in 2002. Costs associated with the workforce reductions in 2002 of approximately 60 employees have been charged to operating expenses as incurred.

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

Liquidity and Capital Resources

At December 31, 2003, our primary source of liquidity was cash and cash equivalents. Our unrestricted cash and cash equivalents balance was $15.7 million compared to $12.7 million as of December 31, 2002, an increase of $3.0 million. Cash provided by operations was $2.5 million in 2003. Accounts receivable declined by $5.3 million primarily due to the timing of a significant cash receipt in December 2003. This was offset by a decrease in accounts payable and accrued expenses of $1.6 million and other cash used in operating activities of $1.2 million. We used $1.0 million of cash to purchase equipment and other fixed assets. Cash provided by the reduction of our restricted short-term investment (see Notes 1 and 2) was $1.0 million and cash provided by the sale of common stock pursuant to the exercise of employee stock options and our employee stock purchase plan was $0.5 million. Current assets exceeded current liabilities by approximately $0.5 million as of December 31, 2003.

Future minimum payments, assuming no early payments, as of December 31, 2003 under the Debentures and non-cancelable operating leases are as follows (in thousands):

	Debentures	Operating Leases
2004	$528	$1,634
2005	528	1,604
2006	10,622	1,116
2007	—	1,144
2008	—	1,170
Thereafter	—	1,181

Total minimum payments	11,678	$7,849

Interest element of payments	(1,178)

Present value of future minimum payments	10,500
Unamortized debt discount	(1,756)

Total debentures	$8,744

We have a subtenant occupying a portion of our office space under a sublease that expires in December 2004. Future minimum lease payments due from the sublessee are approximately $0.4 million for 2004.

The senior secured convertible Debentures were issued in March 2002 in the aggregate amount of $10.5 million in a private placement (see Note 3 of Notes to Consolidated Financial Statements). The terms of these Debentures provide for a number of events that could trigger the Debenture holders’ right to force early repayment of 115% of the outstanding principal plus accrued and unpaid interest. The terms also include a financial target related to our 2003 financial performance. Because our earnings before interest, taxes, depreciation and amortization, less capital expenditures (“adjusted EBITDA”), as defined in the Debentures, for 2003 was less than $6.5 million, we did not meet the financial target and the

Debenture holders may at any time, and from time to time, require that we pay all or a portion of the outstanding principal amount of their Debenture holdings, plus accrued interest. Our adjusted EBITDA for 2003 was a loss of $1.6 million, as reconciled below. The redemption of each Debenture may be made in cash or common stock, at our option, provided certain conditions are satisfied, which we currently satisfy. If we choose to issue common stock to repay the debt, our stockholders could be subject to significant dilution.

We are not providing the adjusted EBITDA calculation below for purposes of evaluating our operating results. Management does not use adjusted EBITDA as a measure of operating results. We are including this calculation in our Annual Report on Form 10-K because we believe that it provides our investors and industry analysts with the reconciliation of our failure to meet the financial target contained in the Debentures to consolidated financial information reported herein. Adjusted EBITDA is not a recognized term under generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to net income (loss) or cash flow provided by (used in) operating activities determined in accordance with GAAP. Because adjusted EBITDA excludes some, but not all, items that affect net income, it may not be comparable to EBITDA, or other similarly titled measures used by other companies. The following table sets forth (i) the calculation of adjusted EBITDA for 2003 and (ii) a reconciliation of adjusted EBITDA to our net cash provided by operating activities for 2003 (in thousands):

Net loss, as reported	$(4,289)
Interest expense	1,562
Depreciation and amortization	2,091
Capital expenditures	(986)

Adjusted EBITDA	(1,622)
Cash interest expense	(545)
Capital expenditures	986
Changes in assets and liabilities	3,650

Net cash provided by operating activities	$2,469

Upon the filing of this Annual Report on Form 10-K, the Debenture holders have the right to require payment of the Debentures, in whole or in part, at any time and from time to time. Provided that we meet certain criteria specified in the Debentures, which we meet as of the date of this Annual Report on Form 10-K, we may determine in our sole discretion whether to pay each requested payment in stock or in cash. Should we receive any payment requests, we intend to carefully evaluate and balance liquidity concerns with dilution considerations and make each determination on a case by case basis. If we choose to pay a Debenture holder with shares of our common stock and the per share issuance price of the stock is less than $3.5163, the conversion price of any outstanding Debentures would be adjusted downward to the issuance price of such stock. In addition, under the terms of the warrants held by the Debenture holders, an issuance of shares below the exercise price of the warrants would cause the exercise price and the number of shares issuable under the warrants to be adjusted on a weighted-average basis. Based upon our current revenue and expense expectations, we believe that we would have sufficient operating capital for at least the next twelve months in the event we paid all of the Debentures in cash.

The following table outlines the number of shares into which the Debentures would be convertible if we issue additional equity (including for payment of the Debentures) at prices specified, as well as the total percent of the outstanding shares of the Company that such shares would represent upon conversion, calculated using the number of shares outstanding as of March 26, 2004:

Decline	Issuance Price	Debenture Shares	% of Company
No anti-dilution	—	2,986,093	8.3%
25%	$2.6372	3,981,458	10.7%
50%	$1.7582	5,972,187	15.3%
75%	$0.8791	11,944,373	26.5%

The warrants are subject to weighted average anti-dilution protection which would decrease the exercise price and increase the number of shares issuable under the warrants. These changes would be determined once the total investment amount and price per share of any future equity issuance were known.

In January 2004, we received a non-binding letter of intent for a $6.0 million line of credit from Silicon Valley Bank (“SVB”) and we are currently in the final phase of negotiations for the line of credit. Borrowings under the line of credit would only be available for working capital purposes once the legal documentation is complete and our Debentures have been repaid (See Note 2 of Notes to Consolidated Financial Statements).

In December 2000, SVB had issued a $1.5 million standby letter of credit, as amended, in favor of our contract manufacturer, Celestica, that expires on September 30, 2004. The letter of credit, secured by the pledge of a certificate of deposit in the amount of $1.5 million that matures on July 30, 2004, was $2.5 million and $1.5 million as of December 31, 2002 and December 31, 2003, respectively. Subsequent to December 31, 2003, the letter of credit and corresponding certificate of deposit were reduced from $1.5 million to $0.5 million in exchange for payment terms of ten days. The $1.0 million reduction in the certificate of deposit will be a source of cash in the first quarter of 2004.

As described elsewhere in this Annual Report on Form 10-K, we are involved in two separate lawsuits in which we are litigating (i) claims by a competitor that our products infringe the patents held by that competitor; (ii) our claims that that competitor’s products infringe patents held by us; and (iii) an unfair competition claim. Despite our belief that our claims are correct and that our position will ultimately be vindicated, the conduct of this litigation may be expensive and may divert our limited resources from other more productive activities, resulting in adverse effects on our business and results of operations. At this point in the litigation, the likelihood of any outcome cannot be determined and the adverse effect of any finding cannot be estimated.

We have commitments related to inventory purchased by certain suppliers on our behalf. If such inventory is not used within a specified period of time or we discontinue a product for which the suppliers have made purchases or we terminate a relationship with the supplier for which we have set minimum inventory requirements, we are required to purchase the excess inventory from the suppliers. Additionally, if we cancel a purchase order placed on a supplier, we may be subject to certain costs and fees. Because of the nature of this obligation, we are unable to estimate the potential liability associated with the commitment to purchase excess inventory as of December 31, 2003, if any.

We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any so-called limited purpose entities, which include special purpose entities and structured finance entities.

We require substantial working capital to fund our business, particularly to finance inventories, accounts receivable, research and development activities, operating expenses and capital expenditures. To date, we have financed our operations and capital expenditures primarily with the proceeds from our initial public offering (completed in February 1998), cash provided by operating activities, bank borrowings, and the proceeds from the issuance of the convertible Debentures. Our future capital requirements will depend on many factors, including the payment of the Debentures, the rate of future revenue growth, if any, the acceptance of our new Visual UpTime Select product suite by our service providers, systems integrators and VARS, as well as our gross profits and our levels of operating expenses, including product research and development, sales and marketing and general and administrative expenses. If cash provided by currently available sources is not sufficient, we will be required to further reduce our expenditures for operations or to seek additional capital through other means that may include additional borrowings, the sale of equity securities or the sale of assets. Furthermore, our ongoing negotiations with SVB may be unsuccessful in establishing a line of credit. Under those circumstances, there can be no assurance that additional capital will be available, or available on terms that are reasonable or acceptable to us, and our business and financial condition may be materially and adversely affected.

Risk Factors

Investing in our securities involves a high degree of risk. In addition to the other information contained in this annual report, including the reports we incorporate by reference, you should consider the following factors before investing in our securities.

Our Debenture holders now have the right to demand payment of any or all of our Debentures at any time and from time to time.

Because our earnings before interest, taxes, depreciation and amortization, less capital expenditures, for 2003 was less than $6.5 million, our Debenture holders may require that we pay any or all of the outstanding principal amount of their Debentures plus accrued interest at any time and from time to time. Under the terms of the Debentures: (i) a Debenture holder electing payment for some portion of the Debentures must notify us of this election; (ii) we, in turn, must notify the Debenture holder of the manner in which we intend to pay that Debenture holder (either all cash or all common stock); and (iii) the notifying Debenture holder then notifies us of the amount to be paid in that form at that time. The choice of whether to pay all common stock or all cash is in our absolute discretion provided we meet certain criteria specified in the Debentures which we currently meet. If we choose to pay any such demand with common stock, and the issue price of such shares is below the then-current conversion price of the Debentures, the conversion price of the Debentures is immediately reset to such lower price and the exercise price of the warrants and the number of shares issuable upon exercise would be adjusted on a weighted-average basis.

If we choose to pay any such demand with cash, and we do not have sufficient cash to both pay amounts and to fund ongoing operations, we may be required to seek additional capital through a sale of assets, sale of additional securities or through additional borrowings, none of which may be available on terms acceptable to us.

We may not successfully conclude our negotiations to establish a line of credit, and we may not be able to successfully generate sufficient working capital or borrow it on terms acceptable to us or at all.

Our ongoing negotiations with Silicon Valley Bank may be unsuccessful in establishing a line of credit. The Debenture holders may now require us to prepay the debentures and we may choose to do so in cash. If we do repay all or a portion of the Debentures in cash, our operating capital will be greatly reduced and may be further reduced if we fail to generate positive cash flow from operations. If we have insufficient operating capital to fund ongoing operations, we may be required to find external sources of operating capital through loans or issuance of securities, neither of which may be available to us on terms acceptable to us or at all.

The ongoing patent litigation between us and Paradyne, and any other potential intellectual property litigation, could have a significant detrimental effect on our business.

Despite our belief that our products do not infringe Paradyne’s patents and that Paradyne’s claims are frivolous and without merit, the conduct of the current litigation in Florida and Maryland may be expensive and may divert our limited resources from other more productive activities, resulting in adverse effects on our business and results of operations. At this point in the litigation, the likelihood of any outcome cannot be determined and the adverse effect of any finding cannot be estimated.

Additionally, if others claim that our products infringe on their intellectual property rights, whether the claims are valid or not, we may be forced to spend significant sums in litigation, pay damages, delay product shipments, re-engineer our products or acquire licenses to the claimant’s intellectual property. We may be unable to develop non-infringing technology or to obtain licenses on commercially reasonable terms. We expect that these claims may become more common as the number of products in the network management industry increases and the functionality of these products further overlaps. If a claimant is successful in a lawsuit arising from such a claim, it could have a material adverse effect on our business. Adverse publicity related to any intellectual property litigation also could harm (i) the sale of our products and damage our competitive position; (ii) the market for our common stock; and (iii) our ability to obtain additional capital, lines of credit or other borrowings on terms acceptable to us.

We may experience difficulties in convincing our customers to adopt the new Visual UpTime Select product line.

Our new product line, Visual UpTime Select, is based on a new licensing model and includes significant new technological innovations. As with any major change in the way a company does business, we have sales and technical obstacles to overcome related to upgrading current Visual UpTime customers to the new Visual UpTime Select product line. These obstacles may delay new orders, slow deployment of our products by our customers or result in other unforeseen challenges that otherwise negatively impact us.

Substantial dilution to our common stockholders could result if we are required to raise additional capital through the sale of equity at less than $4.2755 per share.

Our Debentures for $10.5 million currently are convertible into 2,986,093 shares of our common stock at the rate of $3.5163 per share and the associated warrants are exercisable for 828,861 shares of our common stock at a price of $4.2755 per share. The Debentures contain “full ratchet” anti-dilution price protection. This means that if we issue additional shares of common stock in connection with a financing or under other circumstances at a price lower than $3.5163 per share, the Debentures would become convertible into a greater number of shares of common stock than they are today. Issuances of common stock that do not trigger this anti-dilution protection include: issuances as part of an acquisition or strategic investment, issuances under our stock incentive plan or employee stock purchase plan, issuances or issuances as part of a public offering of more than $30 million.

The following table outlines the number of shares into which the Debentures would be convertible if we issue additional equity (including for payment of the Debentures) at prices specified, as well as the total percent of the outstanding shares of the Company that such shares would represent upon conversion, calculated using the number of shares outstanding as of March 26, 2004:

Decline	Issuance Price	Debenture Shares	% of Company
No anti-dilution	—	2,986,093	9.0%
25%	$2.6372	3,981,458	12.0%
50%	$1.7582	5,972,187	18.0%
75%	$0.8791	11,944,373	36.1%

The warrants are subject to weighted average anti-dilution protection which would decrease the exercise price and increase the number of shares issuable under the warrants. These changes would be determined once the total investment amount and price per share of any future equity issuance were known.

We have an accumulated deficit of $474.8 million.

Our operating losses since 2000 plus the effects of impairment and restructuring charges, amortization of intangible assets and the write-off of in-process research and development have resulted in an accumulated deficit of $474.8 million as of December 31, 2003. As a result, we could be unable to raise equity financing, to arrange bank financing or to arrange credit from suppliers on reasonable or acceptable terms.

We may not be profitable in the future.

Our ability to generate operating income in the future is, in large part, dependent on our success in growing revenue and managing operating expenses. Research and development expense, sales and marketing expense and general administrative expense decreased from $39.7 million in 2002 to $32.1 million in 2003. However, revenue declined from $61.5 million in 2002 to $39.2 million in 2003. Market conditions, competitive pressures, and other factors beyond our control, may adversely affect our ability to adequately sustain revenue in the future. In particular, our ability to sustain revenue may be negatively affected by our dependence on our service provider customers. Pressure on capital expenditures and the decline of the telecommunications industry may delay the roll-out of new services based on our products offered by our service provider customers. Any potential reduction in demand for value added services or products, which our products support, from the service providers’ customers, directly impacts the purchase volume of our products and may impact our ability to sustain revenue. We believe that we have reduced operating expenses to a sufficient level such that when combined with our anticipated revenue, we will become profitable in the second half of 2004. In the event that our projections are not correct, we may be required to further reduce our cost structure. Because our operating expenses include substantial fixed costs, which cannot be reduced quickly, if revenue levels are below expectations, operating results are likely to be materially and adversely affected because we may not be able to reduce operating expenses in sufficient time to compensate for the reduction in revenue.

We are highly dependent on sales to telecommunications companies.

Our primary sales and marketing strategy depends predominantly on sales to telecommunications service providers. We expect that a significant portion of our revenue in 2004 will be attributable to sales of Visual UpTime (through April 2004), Visual UpTime Select and Visual IP InSight to service providers. The loss of any one of our service provider customers, which together have historically provided a majority of our revenue, could result in a substantial loss of revenue that could have a material adverse effect on our business. Revenue related to our shipment of products to service providers represented 77%, 82% and 83% of our consolidated revenue for 2001, 2002 and 2003, respectively. This concentration should continue because our customer base consists predominantly of service providers. Existing service provider customers are not easily replaced because of the relatively few participants in that market. High barriers to entry due to extraordinary capital requirements and the increased possibility that existing service providers may merge or fail because of the current downturn in the telecommunications industry, may further reduce their number and make replacing a significant network service provider customer very difficult in the future. Furthermore, the small number of network service providers means that the reduction, delay or cancellation of orders or a delay in shipment of our products to any one service provider customer could have a material adverse effect on our revenue for a quarter. Our anticipated dependence on sizable orders from a limited number of service provider customers will make the relationship between us and each service provider critically important to our business. Further, because none of our agreements contain minimum purchase requirements, there can be no assurance that the issuance of a purchase order will result in significant recurring business. With the introduction of Visual UpTime Select, we anticipate that we will see growth in revenue from our value added resellers as we present a more cost competitive solution for them to sell. There can be no assurance that such growth will occur.

Our long sales cycle, which has had a median length of approximately five to six months, requires us to expend significant resources on potential sales opportunities that may never be consummated.

Because of the delays inherent in large enterprises, our target end-user market, making significant capital expenditures on complicated systems, our sales cycles are relatively long. For enterprise customers, our historical sales cycle has a median of approximately five to six months. This extended cycle further increases the risk that a potential customer might suffer a reduction in their capital budgets or a change in their desired functionality during the sales process. Because we are required to commit substantial sales and marketing resources during this extended time period without any assurance of consummating an eventual sale, we risk incurring significant expenses without generating any associated revenue.

Failure to adapt to rapid technological change could adversely affect our ability to compete effectively.

The market for our products is characterized by rapid changes, including continuing advances in technology, frequent new product introductions, changes in customer requirements and preferences and changes in industry standards. If we are unable to develop and introduce new products and product enhancements in a timely fashion that accommodate future changes, we will likely lose customers and business which could have a material adverse effect on our business, financial condition and results of operations. The introduction of new technologies, advances in techniques for network services, the integration of service level management functionality into other network hardware components and improvements to the infrastructure of the Internet could render our products obsolete or unmarketable. There can be no assurance that (i) there will continue to be a need for our products; (ii) our existing products will continue to compete successfully; (iii) our future product offerings will keep pace with the technological changes implemented by our competitors; (iv) our products will satisfy evolving industry standards or preferences of existing or prospective customers; or (v) we will be successful in developing and marketing products for any future technology.

We face growing competition from several market segments that could make it difficult for us to acquire and retain customers.

We face competition from several market segments whose functionality our products integrate. We expect competition in each of these market segments to intensify in the future. Our primary current competitors include, or in the future may include, the following: Brix, Kentrox, Paradyne, Adtran, Packeteer, NetScout, Lucent Technologies and Concord. Our competitors vary in size and in the scope and breadth of the products and services that they offer. While we intend to compete by offering superior features, performance, reliability and flexibility at competitive prices and on the strength of our relationships with service providers, many of these competitors have greater financial, technical, marketing and other resources than us, and some have well-established relationships with our current and potential customers. As a result, these competitors may be able to respond to new or emerging technologies and changes in customer requirements more effectively than us, or devote greater resources than us to the development, promotion and sale of products. In addition, we believe that competitors from one or more of our market segments could partner with each other to offer products that supply functionality approaching that provided by Visual UpTime Select. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which could have a material adverse effect on our business.

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

In our research and development spending plan, we allocate twenty percent of the engineering budget for “sustaining issues.” “Sustaining issues” include fixing problems in released products that were not identified in the development and testing cycle. If during a given period, problems are found that cause the allocation of more than twenty percent of our resources to fixing these problems, then the next round of product feature releases can be delayed by this diversion of resources.

We have anti-takeover protections that may delay or prevent a change in control that could benefit our stockholders.

Terms of our certificate of incorporation and bylaws make it more difficult for another individual or company to acquire control of our company, even if a change of control would benefit our stockholders. These terms include:

•	our board of directors, without stockholder approval, may issue up to 5,000,000 shares of preferred stock on terms that they determine. This preferred stock could be issued quickly with terms that delay or prevent the change in control of our company, make removal of management more difficult or depress the price of our stock;

•	certain provisions of our certificate of incorporation and bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest;

•	we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law which prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner;

•	our board of directors is “staggered” so that only a portion of its members are elected each year;

•	only our board of directors, our chairman of the board, our president, or stockholders holding a majority of our stock can call special stockholder meetings; and

•	special procedures must be followed in order for stockholders to present proposals at stockholder meetings.

In addition, the Debentures may become immediately due and payable upon a change of control, which could have the effect of discouraging an acquisition that might otherwise benefit our stockholders.

An unanticipated interruption or delay in the scheduled receipt of products from our contract manufacturers could reduce revenue.

We have outsourced the manufacture of our ASE units, the analysis service element of our Visual UpTime Select platform, to two contract manufacturing firms. We derive a substantial portion of our revenue from the sale of these units. Our ability to meet the delivery dates requested by customers depends on the timely supply of products by the contract manufacturers. A decision by a contract manufacturer to reduce or eliminate the amount of credit extended to us or to stop the shipment of products due to concerns about our financial condition or the amount of their credit and inventory risk could delay delivery of product to our customers and cause a delay in our revenue. If we are required to establish alternative contract manufacturers, there can be no assurances that we would be able to do so, or to do so on terms acceptable to us. Furthermore, if we were required to replace our current contract manufacturers, we could face substantial production delays and could be required to pay substantially higher prices in order to complete delivery of our customers’ orders. Such a delay or price increase could substantially damage our ability to generate sufficient revenues and achieve profitability.

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

While substantially all of our product sales to date have been made to customers in the United States, we plan to sell our products to international customers at prices denominated in United States dollars. However, if we commence selling material volumes of product to such customers at prices not denominated in United States dollars, we intend to adopt a strategy to hedge against fluctuations in foreign currency.

Item 8.	Financial Statements and Supplementary Data.

The information required by Item 8. of Part II is incorporated herein by reference to the Consolidated Financial Statements and financial statement schedule filed with this report; see Item 15. of Part IV.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 17, 2002, our Audit Committee decided to terminate the engagement of Arthur Andersen LLP (“Andersen”) as our independent accountants and appointed PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) as our new independent accountants.

During the two years ended December 31, 2001, and the subsequent interim period through June 17, 2002, the date of the dismissal of Andersen, (i) there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference in connection with its report to the subject matter of the disagreement and (ii) Andersen has not advised us of any reportable events as defined in paragraphs (A) through (D) of Regulation S-K Item 304(a)(1)(v).

The accountant’s report of Andersen on our consolidated financial statements and our subsidiaries as of and for 2000 and 2001 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the two years ended December 31, 2001, and the subsequent interim period through June 17, 2002, Visual Networks did not consult with PricewaterhouseCoopers regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.	Controls and Procedures.

Our management, under the direction and with the participation of Lawrence S. Barker, our Chief Executive Officer, and George J. Roberts, our Chief Financial Officer, performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based on that evaluation, Messers. Barker and Roberts concluded that as of December 31, 2003, our disclosure controls and procedures are effective. There have been no significant changes in our internal control or in factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART III

Item 10.	The Company’s Directors and Executive Officers.

The information required by Item 10 is hereby incorporated by reference from the Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from the Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is hereby incorporated by reference from the Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions.

The information required by Item 13 is hereby incorporated by reference from the Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 is hereby incorporated by reference from the Proxy Statement for our 2004 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Page Number
(a) Documents filed as part of the report:
(1)	Reports of Independent Auditors	F-2
	Consolidated Balance Sheets as of December 31, 2002 and 2003	F-4
	Consolidated Statements of Operations for the years ended December 31, 2001, 2002 and 2003	F-5
	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2001, 2002 and 2003	F-6
	Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003	F-7
	Notes to Consolidated Financial Statements	F-8
(2)	Financial Statement Schedule	F-26
	Report of Independent Auditors on Financial Statement Schedule	F-27
(3)	Exhibits

The following exhibits are filed or incorporated by reference as stated below:

Exhibit	Number Description

3.1$	Amended and Restated Certificate of Incorporation of the Company.

3.1.1@	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.2*	Restated By-Laws of the Company.

4.1@@	Registration Rights Agreement, dated as of March 25, 2002, between Visual Networks Inc. and the Purchasers named therein (filed as Exhibit 99.3 to the Form 8-K).

4.2@@	Form of 5% Senior Secured Convertible Debenture of Visual Networks, Inc. due March 25, 2006 (filed as Exhibit 99.2 to the Form 8-K).

4.3@@	Form of Warrant of Visual Networks, Inc., dated March 25, 2002 (filed as Exhibit 99.4 to the Form 8-K).

10.1*	1994 Stock Option Plan.

10.2*	1997 Omnibus Stock Plan, as amended.

10.2.1**	Amendment No. 2 to the 1997 Omnibus Stock Plan (related to Exhibit 10.2).

10.3*	Amended and Restated 1997 Directors’ Stock Option Plan.

10.3.1**	Amendment No. 2 to the 1997 Directors’ Stock Option Plan (related to Exhibit 10.3).

10.4!!	2000 Stock Incentive Plan, as amended.

10.4.1**	Amendment No. 1 to the 2000 Stock Incentive Plan (related to Exhibit 10.4).

10.5*+	Reseller/Integration Agreement, dated August 29, 1997, by and between the Company and MCI Telecommunications Corporation.

10.5.1$$$++	Second Amendment, dated November 4, 1998, to the Reseller/Integration Agreement between the Company and MCI Telecommunications Corporation (relating to Exhibit 10.5).

10.5.2&&	Agreement, dated July 25, 2002, by and between the Company and MCI WorldCom Network Services, Inc.

10.5.3!	Amendment to the Agreement by and between the Company and MCI WorldCom Network Services, Inc. (related to Exhibit 10.5.2).

10.6****++	Master Purchase of Equipment and Services Agreement, dated as of May 22, 2000, between Sprint/United Management Company and the Company.

10.6.1&&&&&	Amendment No. Two to Master Purchase Agreement, dated as of May 23, 2003, between Sprint/United Management Company and the Company (related to Exhibit 10.6).

10.7*+	General Agreement for the Procurement of Equipment, Services and Supplies, dated November 26, 1997, between the Company and AT&T Corp.

10.8*	Lease Agreement, dated December 12, 1996, by and between the Company and The Equitable Life Assurance Society of the United States.

10.8.1*	Lease Amendment, dated September 2, 1997, by and between the Company and The Equitable Life Assurance Society of the United States (related to Exhibit 10.8).

10.8.2$$$	Second Lease Amendment, dated February 8, 1999, by and between the Company and TA/Western, LLC, successor to The Equitable Life Assurance Society of the United States (relating to Exhibit 10.8).

10.8.3***	Third Lease Amendment, dated January 10, 2000, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8).

10.8.4!!	Fourth Lease Amendment, dated May 17, 2000, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8).

10.8.5	Fifth Lease Amendment, dated December 29, 2003, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8 and filed herewith).

10.9&&&	2003 Stock Incentive Plan.

10.11!!	Lease Agreement, dated April 7, 2000, by and between Visual Networks, Inc. and TA/ Western, LLC.

10.11.1	Lease Termination Agreement, dated December 29, 2003, by and between the Company and TA/Western, LLC (relating to Exhibit 10.11 and filed herewith).

10.20$$	1999 Employee Stock Purchase Plan, as amended April 11, 2001 and January 9, 2002.

10.28@@@	Employment Agreement, dated April 28, 2003, by and between the Company and Lawrence S. Barker.

10.29@@@	Nonstatutory Stock Option Grant Agreement, dated April 28, 2003, by and between the Company and Lawrence S. Barker.

10.30!!!	Terms of Employment, dated July 27, 2000, by and between the Company and Steve Hindman.

10.31&&&&	Terms of Employment, dated January 2, 2003, by and between the Company and Wayne Fuller.

10.33@@	Securities Purchase Agreement, dated as of March 25, 2002, between Visual Networks, Inc. and the Purchasers named therein (filed as Exhibit 99.1 to the Form 8-K).

10.36++&	Agreement for Electronic Manufacturing Services, dated March 1, 2000, by and between Visual Networks Operations, Inc. and Celestica Corporation.

10.37**	OEM Software License Agreement between Cisco Systems, Inc. and the Company, dated December 3, 2002.

10.37.1**	Amendment No. 1 to the OEM Software License Agreement between Cisco and the Company, effective December 3, 2002 (related to Exhibit 10.37).

10.38&&&&	Separation Agreement, dated May 8, 2003, by and between the Company and Peter J. Minihane.

10.39&&&&&	Employment Agreement, dated August 1, 2003, by and between the Company and George J. Roberts.

10.39.1	Nonstatutory Stock Option Grant Agreement, dated August 19, 2003, by and between the Company and George J. Roberts.

21.1	List of subsidiaries of the Company.

23.1	Consent of Independent Accountants.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-41517.

**	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

***	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

****	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

@	Incorporated herein by reference to the Company’s Registration Statement on Form S-4, No. 333-33946.

@@	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed March 27, 2002.

@@@	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003.

$	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1999.

$$	Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed April 24, 2002.

$$$	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

+	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application Requesting Confidential Treatment under Rule 406 of the Securities Act, filed on December 22, 1997, January 28, 1998 and February 4, 1998.

++	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act.

!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002.

!!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000.

!!!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001.

!!!!	Incorporated herein by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.

&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

&&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002.

&&&	Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2003.

&&&&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2003.

&&&&&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003.

(b) Reports on Form 8-K

(1)	On October 16, 2003, we filed a Form 8-K announcing actual financial results for the third quarter of 2003.

(c) Exhibits

The exhibits required by this Item are listed under Item 15(a)(3).

(d) Financial Statement Schedules

The consolidated financial statement schedules required by this Item are listed under Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rockville, Maryland, on the 30th day of March, 2004.

VISUAL NETWORKS, INC.

By:	/s/ Lawrence S. Barker

Lawrence S. Barker President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ LAWRENCE S. BARKER Lawrence S. Barker	President, Chief Executive Officer and Director (Principal Executive Officer)	3/30 /04

/s/ GEORGE J. ROBERTS George J. Roberts	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	3/30/04

/s/ SCOTT E. STOUFFER Scott E. Stouffer	Chairman of the Board of Directors	3/20/04

/s/ EDWARD L. GLOTZBACH Edward L. Glotzbach	Director	3/24/04

/s/ EDWARD H. KENNEDY Edward H. Kennedy	Director	3/24/04

/s/ TED H. MCCOURTNEY Ted H. McCourtney	Director	3/19/04

/s/ PETER J. MINIHANE Peter J. Minihane	Director	3/24/04

/s/ WILLIAM J. SMITH William J. Smith	Director	3/22/04

/s/ WILLIAM J. WASHECKA William J. Washecka	Director	3/19/04

REPORT OF INDEPENDENT AUDITORS

To Board of Directors and

Stockholders of Visual Networks, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders’ equity present fairly, in all material respects, the financial position of Visual Networks, Inc. and its subsidiaries at December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001, and for the period ended December 31, 2001, prior to the revision discussed in Note 1, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 27, 2002.

As discussed above, other independent accountants who have ceased operations audited the financial statements of the Company, as of December 31, 2001. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 1 to the Consolidated Financial Statements. In our opinion, the transitional disclosures for 2001 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

PricewaterhouseCoopers LLP

March 30, 2004

McLean, Virginia

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K. In 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As disclosed in Note 1 to the Consolidated Financial Statements, the Company has presented transitional disclosures for 2001 required by SFAS No. 142. This change is not covered by this copy of the report of Arthur Andersen LLP and was audited by PricewaterhouseCoopers LLP as described in their report.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Visual Networks, Inc.:

We have audited the accompanying consolidated balance sheets of Visual Networks, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Vienna, Virginia

March 27, 2002

VISUAL NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$12,708	$15,671
Restricted short-term investment	2,503	1,530
Accounts receivable, net of allowance of $358 and $377, respectively	7,647	2,326
Inventory	3,393	3,346
Deferred debt issuance costs	—	532
Other current assets	259	256

Total current assets	26,510	23,661
Property and equipment, net	3,481	2,378
Deferred debt issuance costs	768	—

Total assets	$30,759	$26,039

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,733	$8,115
Deferred revenue	6,436	6,083
Convertible debentures, net of unamortized debt discount of $1,756	—	8,744
Customer deposits	—	250

Total current liabilities	16,169	23,192
Convertible debentures, net of unamortized debt discount of $2,537	7,963	—

Total liabilities	24,132	23,192

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized, 32,398,856 and 32,866,010 shares issued and outstanding, respectively	324	328
Additional paid-in capital	474,719	475,222
Warrants	2,087	2,087
Deferred compensation	(2)	—
Accumulated deficit	(470,501)	(474,790)

Total stockholders’ equity	6,627	2,847

Total liabilities and stockholders’ equity	$30,759	$26,039

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2001	2002	2003
Revenue:
Hardware	$51,855	$42,062	$24,701
Software	6,249	6,857	5,143
Support and services	16,144	12,542	9,335

Total revenue	74,248	61,461	39,179

Cost of revenue:
Product	21,728	15,129	9,339
Support and services	7,703	2,076	1,008

Total cost of revenue	29,431	17,205	10,347

Gross profit	44,817	44,256	28,832

Operating expenses:
Research and development	19,320	12,301	10,473
Sales and marketing	33,484	20,541	15,428
General and administrative	8,895	6,821	6,214
Restructuring and impairment charges	9,328	—	—
Amortization of goodwill and other intangibles	805	—	—

Total operating expenses	71,832	39,663	32,115

Income (loss) from operations	(27,015)	4,593	(3,283)
Other income	—	—	452
Interest income (expense), net	325	(1,187)	(1,458)

Income (loss) before income taxes	(26,690)	3,406	(4,289)
Provision for income taxes	(272)	—	—

Net income (loss)	$(26,962)	$3,406	$(4,289)

Basic earnings (loss) per share	$(0.85)	$0.11	$(0.13)

Diluted earnings (loss) per share	$(0.85)	$0.11	$(0.13)

Basic weighted-average shares outstanding	31,585	32,139	32,610

Diluted weighted-average shares outstanding	31,585	32,434	32,610

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Warrants	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2000	31,296,383	$313	$473,108	$—	$(402)	$11	$(446,945)	$26,085
Return of shares in settlement of indemnification claims related to acquisition	(134,000)	(1)	(989)	—	—	—	—	(990)
Exercise of stock options and warrants	435,091	4	520	—	—	—	—	524
Issuance of common stock under employee stock purchase plan	337,675	3	746	—	—	—	—	749
Repurchase of common stock	(19,397)	—	(11)	—	—	—	—	(11)
Deferred compensation adjustments	—	—	(242)	—	242	—	—	—
Amortization of deferred compensation	—	—	—	—	80	—	—	80
Foreign currency translation adjustment	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	(26,962)	(26,962)

Balance, December 31, 2001	31,915,752	319	473,132	—	(80)	21	(473,907)	(515)
Exercise of stock options and warrants	76,531	1	122	—	—	—	—	123
Issuance of common stock under employee stock purchase plan	406,573	4	382	—	—	—	—	386
Issuance of warrants with convertible debentures	—	—	—	2,087	—	—	—	2,087
Beneficial conversion (see Note 3)	—	—	1,035	—	—	—	—	1,035
Deferred compensation adjustments	—	—	48	—	(48)	—	—	—
Amortization of deferred compensation	—	—	—	—	126	—	—	126
Foreign currency translation adjustment	—	—	—	—	—	(21)	—	(21)
Net income	—	—	—	—	—	—	3,406	3,406

Balance, December 31, 2002	32,398,856	324	474,719	2,087	(2)	—	(470,501)	6,627
Exercise of stock options and warrants	163,077	1	238	—	—	—	—	239
Issuance of common stock under employee stock purchase plan	304,077	3	265	—	—	—	—	268
Amortization of deferred compensation	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	—	(4,289)	(4,289)

Balance, December 31, 2003	32,866,010	$328	$475,222	$2,087	$—	$—	$(474,790)	$2,847

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2001	2002	2003
Cash Flows from Operating Activities:
Net income (loss)	$(26,962)	$3,406	$(4,289)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,657	3,656	2,091
Non-cash restructuring and impairment charges	8,203	—	—
Non-cash interest expense	—	761	1,017
Translation gain from foreign subsidiary	—	(21)	—
Changes in assets and liabilities — Accounts receivable	127	(159)	5,321
Inventory	7,706	2,375	47
Other assets	2,185	904	3
Accounts payable and accrued expenses	(16,094)	(1,990)	(1,618)
Deferred revenue	(4,155)	(5,346)	(353)
Customer deposits	3,588	(3,588)	250

Net cash provided by (used in) operating activities	(19,745)	(2)	2,469

Cash Flows from Investing Activities:
Net sales/maturities of short-term investments	6,234	—	973
Expenditures for property and equipment	(692)	(951)	(986)

Net cash provided by (used in) investing activities	5,542	(951)	(13)

Cash Flows from Financing Activities:
Exercise of stock options and warrants and employee stock purchase plan, net of stock repurchases	1,262	509	507
Net borrowings (repayments) under credit agreements	2,039	(2,039)	—
Principal payments on capital lease obligations	(564)	(285)	—
Proceeds from issuance of convertible debentures and, warrants, net of issuance costs	—	9,555	—

Net cash provided by financing activities	2,737	7,740	507

Effect of exchange rate changes	18	—	—

Net Increase (Decrease) in Cash and Cash Equivalents	(11,448)	6,787	2,963
Cash and Cash Equivalents, Beginning of Year	17,369	5,921	12,708

Cash and Cash Equivalents, End of Year	$5,921	$12,708	$15,671

Supplemental Cash Flow Information:
Cash paid for income taxes	$22	$—	$—

Cash paid for interest	$199	$480	$545

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Return of shares in settlement of indemnification claims related to acquisition	$(990)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Summary of Significant Accounting Policies:

Visual Networks, Inc. (“Visual” or the “Company”) designs, manufactures, sells and supports platforms that manage the performance of application data traffic across networks, including networks that support the Internet.

Risks and Other Important Factors

The Company has incurred significant losses since the second quarter of 2000 primarily due to decreased revenue. The Company made significant reductions in operating expenses since 2000 to align its operating expenses to revised business plans reflecting decreased revenue. These operating expense reductions included those resulting from the closure of three facilities and the reduction of its workforce by approximately 290 employees through the end of 2002. There were no workforce reductions during 2003. However, the Company has continued to reduce operating expenses through other cost savings measures such as revised bonus and commission plans and reduced marketing and other discretionary spending. The Company incurred a net loss of $4.3 million for the 2003 due to significantly decreased revenue that declined from $61.5 million for 2002 to $39.2 million for 2003, reflecting a reduction in sales for each of the Company’s major products.

The future success of the Company will be dependent upon, among other factors, its ability to generate adequate cash for operating and capital needs. The Company is relying on its existing balance of cash and cash equivalents, of $15.7 million at December 31, 2003, together with future sales and the collection of the related accounts receivable to meet its future operating cash requirements. If cash provided by these sources is not sufficient to fund future operations, the Company will be required to further reduce its expenditures for operations or to seek additional capital through other means that may include additional borrowings, the sale of equity securities or the sale of assets. There can be no assurances that additional capital will be available, or available on terms that are reasonable or acceptable to the Company, particularly in light of its history of losses and accumulated deficit position.

Under the terms of the senior secured convertible debentures (the “Debentures”) issued by the Company in March 2002 (see Note 3), because the Company's earnings before interest, taxes, depreciation and amortization, less capital expenditures ("adjusted EBITDA"), as defined in the Debentures, for 2003 was less than $6.5 million, the Company did not meet the financial target. Upon the filing of this Annual Report on Form 10-K, the Debenture holders have the right to require prepayment of the Debentures, in whole or in part, at any time and from time to time. Provided that it meets certain criteria specified in the Debentures, which it meets as of the date of this Annual Report on Form 10-K, the Company may determine in its sole discretion whether to repay each requested prepayment in stock or in cash. Should the Company receive any prepayment requests, it intends to carefully evaluate and balance liquidity concerns with dilution considerations and make each determination on a case by case basis. If the Company chooses to pay a Debenture holder with shares of its common stock and the per share issuance price of the stock is less than $3.52, the conversion price of any outstanding Debentures would be adjusted downward to the issuance price of such stock. In addition, under the terms of the warrants held by the Debenture holders, an issuance of shares below the exercise price of the warrants would cause the exercise price to be adjusted on a weighted-average basis. Based upon the Company's current revenue and expense expectations, the Company believes that it would have sufficient operating capital in the event it repaid all of the Debentures in cash.

In January 2004, the Company received a non-binding letter of intent for a $6.0 million line of credit from Silicon Valley Bank (“SVB”) and the Company is currently in the final phase of negotiations for the line of credit. Borrowings under the line of credit would only be available for working capital purposes once the agreement is finalized and the Debentures have been paid.

However, if the remaining cash is not sufficient to fund operations, the Company would need to seek additional capital through additional borrowings, a sale of additional securities or a sale of assets. Although the Company believes that it has the ability to obtain additional capital, if necessary, the results of raising such capital may be dilutive. Further, there can be no assurance that such additional capital will be available, or available on terms that are reasonable or acceptable to the Company. If the Company is unable to raise sufficient cash, the business and financial condition of the Company could be adversely affected resulting in the inability of the Company to continue as a going concern. The Company would be required to consider other alternatives for the future of the Company.

The Company’s operations are subject to certain other risks and uncertainties, including among others, its ongoing patent litigation, difficulties in convincing customers to adopt the new Visual UpTime Select product line, substantial dilution if the Company is required to raise capital through the sale of equity, its accumulated deficit, uncertainty about future profitability, dependence on major service provider customers during a general economic downturn in the telecommunications industry, sufficiency of cash to repay the Debenture holders if early repayment is required, long sales cycles, rapidly changing technology, competition from several market segments, potential errors in the Company's products or services, anti-takeover protections that may delay or prevent a change in control that could benefit our stockholders, and unanticipated interruption or delay in the scheduled receipt of products from our contract manufacturers.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company maintains its cash and cash equivalents with high credit quality financial institutions. The Company’s cash equivalents consist of investments in a money market fund that invests in first-tier short-term debt securities primarily including commercial paper, bank obligations, U.S. government and agency obligations, corporate bonds and notes and repurchase agreements secured by first-tier securities as of December 31, 2002 and 2003.

Investments

Investments in marketable securities are classified as available-for-sale and are reported at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The fair values are based on quoted market prices. Unrealized gains and losses on marketable securities are reported in accumulated other comprehensive income. Realized gains and losses and declines in value determined to be any other than temporary, if any, on available-for-sale securities will be reported in other income and expensed as incurred. As of December 31, 2002 and 2003, there were no investments in marketable securities.

In 2001, the Company had an investment in an entity in which the Company exercised no control or significant influence. Such investment was accounted for under the cost method. The Company wrote-off the entire balance of approximately $3.7 million during the three months ended December 31, 2001. The write-off is included in the restructuring and impairment charge in the accompanying consolidated statement of operations for the year ended December 31, 2001. During the three months ended March 31, 2003, the Company reached an agreement with another shareholder of this entity to sell the Company’s investment for approximately $452,000. The amount was recorded as other income in the statement of operations for the year ended December 31, 2003.

The Company holds a certificate of deposit (“CD”) in the amount of $1.5 million ($2.5 million as of December 31, 2002), which matures on July 30, 2004, to collateralize a $1.5 million letter of credit issued in favor of one of the Company’s contract manufacturers that expires on September 30, 2004. Subsequent to December 31, 2003, the letter of credit and CD were reduced from $1.5 million to $500,000. The Company also holds a CD in the amount of $30,000, which matures on April 27, 2004, to collateralize a $30,000 letter of credit issued in favor of a customer that expires on July 30, 2004. The CDs have been included as restricted short-term investments (see Note 2) in the accompanying consolidated balance sheets as of December 31, 2002 and 2003.

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

Inventory, stated at the lower of standard cost or market, with costs determined on the first-in, first-out basis, consists of the following (in thousands):

	December 31,
	2002	2003
Raw materials	$486	$199
Work-in-progress	61	26
Finished goods	2,846	3,121

Total	$3,393	$3,346

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

	December 31,
	2002	2003
Equipment and software	$12,112	$12,937
Furniture and fixtures	2,355	2,512
Leasehold improvements	2,227	2,231

Total property and equipment	16,694	17,680
Less-Accumulated depreciation	(13,213)	(15,302)

Total property and equipment, net	$3,481	$2,378

The Company disposed of approximately $6.9 million in retired assets during 2002. The loss on disposal of these assets was insignificant. No disposals were recorded during 2003.

Depreciation expense was $4.8 million, $3.5 million and $2.1 million for 2001, 2002 and 2003, respectively.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including property and equipment, identifiable intangibles, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If future estimated undiscounted net cash flows are more likely than not to be less than the carrying amount of the long-lived assets, then such assets are written down to their fair value. The Company recorded impairment charges of $7.0 million during 2001. Impairment charges of $3.3 million related to the remaining acquired intangibles from the Avesta Technologies, Inc. (“Avesta”) acquisition and impairment charges of $3.7 million related to the Avesta investment write-off (see Note 6). The impairment charges for 2001 are included in the restructuring and impairment charge in the accompanying consolidated statement of operations. There were no impairment charges recorded during 2002 and 2003. The Company’s estimates of anticipated revenue and profits and the remaining estimated lives of long-lived assets, could be reduced significantly in the future. As a result, the carrying amount of long-lived assets could be reduced in the future.

Goodwill and Acquired Intangible Assets — Adoption of SFAS No. 142

The Company recorded goodwill and acquired intangible assets related to the acquisition of Avesta in 2000 (see Note 6). Purchased intangible assets were carried at cost less accumulated amortization. Amortization was computed using the straight-line method over the economic lives of the respective assets, three to seven years. The Company recorded an impairment charge of $328.8 million to write-off the remaining unamortized goodwill during 2000 and a second impairment charge of $3.3 million to write-off the remaining unamortized acquired intangibles during 2001.

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” In accordance with this statement, goodwill and indefinite-lived assets are no longer amortized.

The following table presents the impact of SFAS No. 142 on net income (loss) and earnings (loss) per share had SFAS No. 142 been in effect for 2001, 2002 and 2003 (in thousands):

	Years Ended December 31,
	2001	2002	2003
Net income (loss), as reported	$(26,962)	$3,406	$(4,289)
Amortization of goodwill	39	—	—

Adjusted net income (loss)	$(26,923)	$3,406	$(4,289)

Basic weighted-average shares outstanding	31,585	32,139	32,610

Diluted weighted-average shares outstanding	31,585	32,434	32,610

Basic and diluted earnings (loss) per share, as reported	$(0.85)	$0.11	$(0.13)

Adjusted basic and diluted earnings (loss) per share	$(0.85)	$0.11	$(0.13)

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2002	2003
Accounts payable	$3,429	$2,452
Accrued compensation	1,223	1,387
Accrued restructuring	580	415
Accrued warranty	402	425
Deferred rent	405	426
Other accrued expenses	3,694	3,010

Total	$9,733	$8,115

Revenue Recognition

The Company’s network performance management products and services include hardware, software, professional services and technical support. The Company recognized the final revenue for existing benchmark services contracts, under which the Company was still required to perform services during 2003. Benchmark services, professional services and technical support revenues are reported as service revenue in the accompanying consolidated statements of operations. The Company recognizes revenue from the sale or license of its products in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” and SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which summarizes existing accounting literature and requires that four criteria be met prior to the recognition of revenue. The accounting policies regarding revenue recognition are written to comply with the following criteria: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is probable. The third and fourth criteria may require the Company to make significant judgments or estimates.

To determine if a fee is fixed or determinable, the Company evaluates rights of return, customer acceptance rights, if applicable, and multiple-element arrangements of products and services to determine the impact on revenue recognition. The Company’s agreements generally have not included rights of return except in certain reseller relationships that include stock rotation rights. If offered, rights of return only apply to hardware. If an agreement provides for a right of return, the Company typically recognizes revenue when the right has expired, a specific end-user customer has been identified, or the product has been resold by the distribution channel. If the Company has sufficient historical information to allow it to make an estimate of returns in accordance with the Financial Accounting Standards Board (“FASB”) SFAS No. 48, “Revenue Recognition When Right of Return Exists,” the Company defers an estimate for such returns and recognizes the remainder at the date of shipment. If an agreement provides for evaluation or customer acceptance, the Company recognizes revenue upon the completion of the evaluation process, acceptance of the product by the customer and completion of all other criteria. Most of the Company’s sales are multiple-element arrangements and include hardware, software, and technical support. The Company’s software sales sometimes include professional services for implementation and training but these services are not a significant source of the Company’s revenue. Revenue from multiple-

element arrangements is recognized using the residual method whereby the fair value of any undelivered elements, such as customer support and services, is deferred and any residual value is allocated to the hardware and software and recognized as revenue upon delivery. The fair values of any undelivered elements, typically professional services, technical support and training, have been determined based on the Company’s specific objective evidence of fair value, which is based on the price that the Company charges customers when the element is sold separately.

The Company’s technical support contracts require it to provide technical support and unspecified software updates to customers on a when and if available basis. The Company recognizes customer support revenue, including support revenue that is bundled with product sales, ratably over the term of the contract period, which generally ranges from one to three years. The Company recognizes revenue from services when the services are performed. Subscription fees for the Company’s Visual Internet Benchmark reports were recognized upon delivery of the reports. The remaining deferred subscription fee revenue was recognized in 2003 when the final contract under which the Company was obligated to provide service was completed. No additional subscription fee revenue for this product is anticipated beyond December 31, 2003. The Company receives royalty payments from the purchaser of the Visual Internet Benchmark service on new contracts, which are included in support and services revenue in the accompanying statements of operations for 2003.

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

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company generally sells its products to large telecommunications and Internet service provider companies primarily in the United States of America. The Company grants credit terms without collateral to its customers and, prior to the bankruptcy of one of the Company’s significant customers during 2002 as described below, has not experienced any significant credit-related losses. Accounts receivable include allowances to record receivables at their estimated net realizable value. As of December 31, 2002, three customers individually represented 45%, 15% and 10% of accounts receivable. As of December 31, 2003, two customers individually represented 33% and 13% of accounts receivable.

A significant customer of the Company, MCI, filed for bankruptcy on July 21, 2002. Sales to MCI represented approximately $6.3 million and $3.2 million in revenue for 2002 and 2003, respectively. The Company wrote-off approximately $0.7 million of accounts receivable due from MCI against the allowance for bad debts during 2002. The Company entered into an agreement to sell these previously written-off receivables to an unrelated third party for approximately $0.3 million, which was recorded as a reduction to bad debt expense included in general and administrative expense in the accompanying consolidated statement of operations for 2003.

Due to the relationship that the Company has with MCI and its customers, the Company is continuing to sell products to MCI during its bankruptcy. The Company has taken steps to limit its financial exposure. In July 2002, the Company signed an agreement (the “July Agreement”) with MCI that established new terms and conditions under which the Company shipped products to MCI during the initial weeks of MCI’s bankruptcy. After MCI made timely payment of the related invoices, the Company entered into a subsequent agreement (the “August Agreement”) that changed MCI’s payment terms to substantially those that existed prior to the bankruptcy filing. MCI complied with the terms of the July Agreement and August Agreement during 2002 and continues to be in compliance as of the date of this filing. MCI’s bankruptcy plan of reorganization was confirmed in October 2003 and MCI plans to emerge from bankruptcy in 2004.

Warranty and Indemnifications

The Company warrants its hardware products for periods of up to five years. The Company estimates its warranty obligation at the end of each period and charges any change in the liability amount to cost of revenue in the respective period. Such estimates are based on actual warranty cost experience.

The following is a summary of the change in the company’s accrued warranty during 2002 and 2003 (in thousands):

Balance as of December 31, 2001	$441
Provisions for warranty	153
Settlements made	(192)

Balance as of December 31, 2002	402
Provisions for warranty	87
Settlements made	(64)

Balance as of December 31, 2003	$425

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

Pursuant to FIN 45 and subsequent FASB staff positions, intellectual property infringement indemnifications are subject to the disclosure requirements of FIN 45, but are exempt from its initial recognition and measurement provisions. The Company typically includes standard intellectual property indemnification clauses in software license agreements. Pursuant to these clauses, Visual agrees to pay any final judgments against the customer, in connection with certain intellectual property infringement claims by third parties relating to Visual’s products. The indemnification clauses apply at any time after the execution of the software license agreement. In addition, Visual generally warrants that software products will perform in accordance with material specifications in effect at the time of delivery of the licensed products to the customer for 90 days following delivery. The Company has not experienced any material intellectual property indemnification historically and have no amounts accrued as of December 31, 2003 relating to such obligations.

Research and Development

Research and development costs consists primarily of compensation for research and development staff, depreciation of test and development equipment, certain software development costs and costs of prototype materials. Research and development costs are expensed as incurred.

The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Costs incurred prior to establishment of technological feasibility are expensed as incurred and reflected as research and development costs in the accompanying consolidated statements of operations. For 2001, 2002 and 2003, the Company did not capitalize any costs related to software development. During these periods, the time between the establishment of technological feasibility and general release of products was very short. Consequently, costs otherwise capitalizable after technological feasibility were expensed as they were immaterial.

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

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, cannot be realized in immediate settlement of the instrument. The carrying values of the Company’s current assets and current liabilities approximate fair value because of the relatively short maturities of these instruments. The fair value of the Company’s long-term debt, which was comprised of the convertible debentures issued in March 2002 (see Note 3), is estimated using a discounted cash flow analysis based on the Company’s borrowing cost for similar instruments. The Company estimates that as of December 31, 2002 and 2003, the fair value of its long-term debt did not differ materially from its carrying value.

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” which establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments and the unrealized gains and losses on marketable securities to be included in other comprehensive income. Because the Company has not had any significant components of other comprehensive income, the reported net income (loss) does not differ materially from comprehensive income (loss) for 2001, 2002 and 2003.

Segment Reporting and Significant Customers

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. Management has concluded that the Company’s operations occur in one segment only based upon the information used by management in evaluating the performance of the business. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The revenue and assets of the Company’s foreign subsidiaries were less than 10% of consolidated revenue and assets. For 2001, three customers individually represented 29%, 14% and 10% of revenue. For the 2002, four customers individually represented 34%, 11%, 10% and 10% of revenue. For 2003, four customers individually represented 27%, 18%, 17% and 11% of revenue. The Company’s major service provider customers include, among others: AT&T, BellSouth, Earthlink, Equant, MCI, SBC, Sprint and Verizon. The revenue generated from sales to service providers was 77%, 82% and 83% of the Company’s consolidated revenue in 2001, 2002 and 2003, respectively. The agreements with the Company’s significant customers do not obligate these customers to make any minimum purchases from the Company.

Accounting for Stock Options

Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” provides for the accounting of stock-based compensation under the “intrinsic value method.” Under the intrinsic value method, compensation expense is recorded for the excess, if any, of the market price of the stock at grant date or other measurement date over the amount that an employee must pay to acquire the stock.

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation,” that defines a “fair value based method” of accounting for stock-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. SFAS No. 123 allows an entity to continue to use the intrinsic value method. However, entities electing the accounting method described in APB Opinion No. 25 must make pro forma disclosures as if the fair value based method of accounting had been applied.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 by providing alternative methods of transition from the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was effective for financial statements for fiscal years ending after December 15, 2002. Accordingly, the Company adopted the disclosure requirements of SFAS No. 148 in the first quarter of 2003.

The Company has elected to continue to account for its stock-based compensation in accordance with the provisions of APB Opinion No. 25 as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” and present the pro forma disclosures required by SFAS No. 123 as amended by SFAS No. 148.

If compensation expense had been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123 as amended by SFAS 148, the Company’s net income (loss) and earnings (loss) per share would have decreased or increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Years Ended December 31,
	2001	2002	2003
Net income (loss), as reported	$(26,962)	$3,406	$(4,289)
Add: Stock-based employee compensation expense included in reported net income (loss)	80	126	2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(45,123)	(7,475)	(5,253)

Pro forma net loss	$(72,005)	$(3,943)	$(9,540)

Earnings (loss) per share:
Basic: as reported	$(0.85)	$0.11	$(0.13)

Basic: pro forma	$(2.28)	$(0.12)	$(0.29)

Diluted: as reported	$(0.85)	$0.11	$(0.13)

Diluted: pro forma	$(2.28)	$(0.12)	$(0.29)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the years ended December 31, 2001, 2002 and 2003: no dividend yield, expected volatility from 121% to 224%, risk-free interest rates from 3.0% to 4.6% and an expected term of 5 years.

Basic and Diluted Earnings (Loss) Per Share

SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.

Diluted earnings (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options and warrants to purchase 8,613,245 and 9,191,930 shares of common stock that were outstanding at December 31, 2001 and 2003, respectively, were not included in the computation of diluted loss per share as their effect would be anti-dilutive. The treasury stock effect of options and warrants to purchase 8,097,086 shares of common stock that were outstanding at December 31, 2002 are included in the computation of diluted loss per share for 2002. The effect of the convertible debentures issued in March 2002 (see Note 3) that are convertible into 2,986,093 shares of common stock has not been included in the computation of diluted earnings per share for 2002 and 2003 as their effect would be anti-dilutive.

The following details the computation of the earnings (loss) per share (in thousands, except per share data):

	Years Ended December 31,
	2001	2002	2003
Net income (loss)	$(26,962)	$3,406	$(4,289)

Basic weighted-average number of shares of common stock outstanding	31,585	32,139	32,610
Treasury stock effect of options and warrants	—	295	—

Diluted weighted-average shares outstanding	31,585	32,434	32,610

Earnings (loss) per common share:
Basic earnings (loss) per share	$(0.85)	$0.11	$(0.13)

Diluted earnings (loss) per share	$(0.85)	$0.11	$(0.13)

Recent Accounting Pronouncements

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The FASB has deferred implementation of SFAS No. 150 indefinitely for certain non-controlling interests, the provisions of which are currently not applicable to the Company. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supercedes SAB 101, “Revenue Recognition in Financial Statements”. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. The adoption of SAB 104 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

2. Bank Borrowings:

In December 2000, Silicon Valley Bank (“SVB”) had issued a $1.5 million standby letter of credit, as amended, in favor of the Company’s contract manufacturer, Celestica, that expires on September 30, 2004. The letter of credit, secured by the pledge of a certificate of deposit in the amount of $1.5 million that matures on July 30, 2004, was $2.5 million and $1.5 million as of December 31, 2002 and December 31, 2003, respectively. Subsequent to December 31, 2003, the letter of credit and corresponding certificate of deposit were reduced from $1.5 million to $500,000. The $1.0 million reduction in the certificate of deposit will be a source of cash in the first quarter of 2004.

In January 2004, the Company received a non-binding letter of intent for a $6.0 million line of credit from Silicon Valley Bank (“SVB”) and the Company is currently in the final phase of negotiations for the line of credit. Borrowings under the line of credit would only be available for working capital purposes once the agreement is finalized and the Debentures have been repaid.

3. Convertible Debentures:

In March 2002, the Company issued senior secured convertible Debentures in the aggregate amount of $10.5 million in a private placement. The Debentures are due March 25, 2006, are payable in cash or common stock at the Company’s option provided certain conditions are satisfied, which are currently satisfied, and bear interest at an annual rate of 5% payable quarterly in cash or common stock, at the Company’s option, provided certain conditions are satisfied, which are currently satisfied. To date, all quarterly interest payments under the Debentures have been made in cash. The Debentures may be converted initially into 2,986,093 shares of the Company’s common stock at the option of the holders at a price of $3.5163 per share, subject to certain adjustments. The conversion price of the Debentures will adjust if the Company issues additional shares of common stock or instruments convertible into common stock at a price that is less than the then-effective conversion price of the Debentures. The Company has the right to require the holders to convert their Debenture holdings into common stock if the closing price of the Company’s common stock exceeds 175% of the conversion price for 20 consecutive days after September 26, 2003.

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

The holders of the Debentures also received the right to purchase shares of to-be-created Series A preferred stock and equity participation rights, which have now expired unexercised. The Debenture holders were also granted registration rights.

The Debentures include a financial target related to the Company’s financial performance during 2003. Because the Company’s earnings before interest, taxes, depreciation and amortization, less capital expenditures (“adjusted EBITDA”), as defined in the Debentures, for 2003 was less than $6.5 million, the Company did not meet the financial target and the Debenture holders may at any time and from time to time require that the Company pay all or a portion of the outstanding principal amount of their Debenture holdings, plus accrued interest. The redemption of each Debenture may be made in cash or common stock, at the Company’s option, provided certain conditions are satisfied. If the Company chooses to issue common stock to pay the debt, its stockholders could be subject to significant dilution.

Based on the Company’s current revenue and expense expectations, the Company will be able to repay the Debentures in cash if such repayment is required. However, if the remaining cash is not sufficient to fund operations, the Company would need to seek additional capital through additional borrowings, a sale of additional securities or a sale of assets. Although the Company believes that it has the ability to obtain additional capital, if necessary, the results of raising such capital may be dilutive. Further, there can be no assurance that such additional capital will be available, or available on terms that are reasonable or acceptable to the Company. If the Company is unable to raise sufficient cash, the business and financial condition of the Company could be adversely affected resulting in the inability of the Company to continue as a going concern. The Company would be required to consider other alternatives for its future.

In addition, under the terms of the Debentures, a number of events could trigger the Debenture-holders’ right to force payment of 115% of the outstanding principal plus accrued and unpaid interest owed under the Debentures. Events constituting a triggering event include:

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

The aggregate amount of the Debentures, $10.5 million, is included in the accompanying balance sheets as of December 31, 2002 and 2003, net of unamortized debt discount of approximately $2.5 million and $1.8 million, respectively. The net amount represents the fair market value after allocating the proceeds to the various additional components of the debt. Approximately $2.1 million in proceeds from the Debentures were allocated to the value of the warrants. The fair value of the warrants was determined using the Black-Scholes valuation model with the following assumptions: no dividend yield, expected volatility of 129%, risk-free interest rate of 4.85% and a term of five years. Approximately $0.3 million in proceeds from the Debentures was allocated to the value of the Preferred Stock Rights as determined by an appraisal. On the date of issuance of the Debentures, the conversion price of the Debentures, after taking into consideration the allocation of proceeds to the warrants and Preferred Stock Rights, was less than the quoted market price of the Company’s common stock. Accordingly, approximately $1.0 million in proceeds from the Debentures was allocated to additional paid-in capital to recognize this beneficial conversion feature. The discount on the Debentures resulting from the allocation of proceeds to the value of the warrants, Preferred Stock Rights and beneficial conversion is being amortized as a charge to interest expense over the four-year period until the Debentures become due in March 2006. Debt issuance costs of $0.9 million were deferred and are being amortized over the term of the Debentures.

4. Stockholders’ Equity:

1999 Employee Stock Purchase Plan

In May 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”), which, as amended, provides for the issuance of a maximum of 2,150,000 shares of common stock pursuant to options granted to participating employees. All employees of the Company, except employees who own 5% or more of the Company’s common stock, whose customary employment is more than 20 hours per week and more than five months in any calendar year are eligible to participate in the 1999 Purchase Plan. To participate, an employee must authorize the Company to deduct an amount, subject to certain limitations, from his or her pay during defined six-month periods (“Option Periods”). Option Periods begin on November 1 and May 1 of each year. In no case will an employee be entitled to purchase more than the number of whole shares determined by dividing $12,500 by the fair market value of the common stock on the first day of the Option Period. The purchase price for each share of common stock purchased pursuant to an option is 85% of the closing price of the common stock on either the first or last trading day of the applicable Option Period, whichever price is lower. The Company issued 337,675, 406,573 and 304,077 shares of common stock pursuant to the provisions of the 1999 Purchase Plan during 2001, 2002 and 2003, respectively.

5. Stock Options:

Employee Stock Option Plans

As of December 31, 2003, the Company was authorized to grant new options to purchase 2,523,574 shares of common stock pursuant to its stock option plans (the “Option Plans”). The Option Plans provide for grants of options to employees, consultants, and directors of the Company. The Option Plans provide for the granting of both incentive stock options and non-statutory options. The Option Plans are administered by the Compensation Committee of the Board of Directors, which has sole discretion and authority, consistent with the provisions of the Option Plans, to determine which eligible participants will receive options, when options will be granted, the terms of options granted, and the number of shares that will be subject to options granted under the Option Plans.

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

Under the terms of the Director Plan, upon a member’s initial election or appointment to the Board of Directors, such member was granted options to purchase 24,000 shares of common stock, vesting over four years, with options to purchase 6,000 shares vesting at the first anniversary of the grant and options to purchase the remaining 18,000 shares vesting thereafter, in 36 equal monthly installments (the “Initial Options”). Annual options to purchase 6,000 shares of common stock (the “Annual Options”) were granted to each Eligible Director on the date of each annual meeting of stockholders. Annual Options vest at the rate of one-twelfth of the total grant per month, and vest in full at the earlier of (i) the first anniversary of the date of the grant or (ii) the date of the next annual meeting of stockholders. The exercise price of options granted under the Director Plan has been equal to the fair market value per share of the common stock on the date of grant. In January 2003, the Board of Directors amended the Director Plan to discontinue the automatic grant of Initial and Annual Options under the Director Plan. Instead, members of the Board of Directors will receive options to purchase 100,000 shares of common stock upon initial election or appointment and options to purchase 25,000 shares of common stock at each annual meeting under the Option Plans.

A summary of the Company’s stock option activity is presented below:

	Options Outstanding	Option Price Per Share	Weighted- Average Exercise Price
Options outstanding at December 31, 2000	2,917,579	$0.03 — $63.06	$11.49
Granted	8,363,039	1.85 — 7.42	4.19
Canceled	(2,373,510)	0.19 — 63.06	10.89
Exercised	(435,091)	0.19 — 3.00	1.23

Options outstanding at December 31, 2001	8,472,017	0.07 — 59.00	4.88
Granted	1,473,061	0.65 — 4.37	1.28
Canceled	(2,732,494)	0.40 — 54.45	4.01
Exercised	(76,531)	0.07 — 4.45	1.46

Options outstanding at December 31, 2002	7,136,053	0.19 — 38.75	4.39
Granted	3,113,092	1.17 — 1.92	1.46
Canceled	(1,855,171)	0.29 — 38.75	6.24
Exercised	(163,077)	0.19 — 1.90	1.46

Options outstanding at December 31, 2003	8,230,897	$0.19 — $38.75	$2.93

As of December 31, 2003 options to purchase 4,458,088 shares of common stock were exercisable with a weighted-average exercise price of $3.99. The weighted-average remaining contractual life and weighted-average exercise price of options outstanding at December 31, 2003, for selected exercise price ranges are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 0.19 — $ 1.20	1,386,738	8.55	$1.04	396,777	$0.93
1.21 — 1.22	986,150	9.24	1.21	63,194	1.22
1.27 — 1.63	451,753	8.92	1.54	41,984	1.41
1.65 — 1.65	833,409	9.02	1.65	185,033	1.65
1.75 — 1.90	904,770	7.40	1.88	660,464	1.88
1.92 — 3.90	688,848	7.50	2.90	395,871	3.32
3.92 — 3.92	979,210	7.34	3.92	927,318	3.92
3.94 — 4.51	839,233	7.37	4.14	742,934	4.14
4.57 — 6.66	910,316	7.44	5.46	803,731	5.47
6.70 — 38.75	250,470	5.36	13.52	240,782	13.74

$ 0.19 — $ 38.75	8,230,897	8.01	$2.92	4,458,088	$3.99

In October 2000, the Company offered each employee an opportunity to cancel certain stock options (the “Option Trade-In”) in exchange for the right to receive a future stock option grant for the same number of shares six months and one day from the date of cancellation with a strike price equal to the market price on the new date of grant. Options to purchase 5,382,588 shares were cancelled in 2000 and options to purchase 5,303,984 shares were granted in 2001 pursuant to the Option Trade-In. The new options vested 20% on the grant date, with the remaining 80% vesting monthly over 36 months. The Company granted the stock options as a combination of incentive options and non-statutory options consistent with the proportion of options that were cancelled.

The Company recorded deferred compensation of approximately $100,000 related to stock option grants in 2002. The Company amortized approximately $80,000, $126,000 and $2,000 of deferred compensation in 2001, 2002 and 2003, respectively. During 2001 and 2002, deferred compensation was reduced by $242,000 and $52,000, respectively, for the cancelled options resulting from terminated employees.

In 2004, the Company granted 465,213 non-qualified stock options to employees, under the 1997 Non-Qualified Stock Option Plan, at an issuance price that was less than the fair market value of the Company's common stock. Deferred compensation of approximately $330,000 will be recorded in the first quarter of 2004 and will be amortized over the vesting period of the stock options, which is 20% as of the grant date and the remaining portion over 24 equal monthly installments after the grant date.

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

In the second quarter of 2001, the Company reversed $723,000 of this restructuring charge resulting primarily from lower than estimated costs related to facility closures. In the second quarter of 2001, the Company announced a plan to discontinue development and sales efforts on the Visual Trinity product. As a result, the Company reduced its workforce by approximately 50 employees and closed the New York, New York facility. The Company recorded a $3.9 million restructuring charge that consisted of $1.4 million in employee termination costs including severance and other benefits, $1.3 million related to leases and other contractual obligations and the write-off of a $656,000 investment and $487,000 in leasehold improvements and related assets. In October 2001, the Company announced a plan for an additional reduction in workforce of approximately 40 employees to further reduce operating expenses and recorded a restructuring charge of $385,000 for severance and other benefits. During the fourth quarter of 2001, the Company reversed $1.2 million of the restructuring charge recorded in the second quarter of 2001 due to lower than estimated facility closure costs and other contractual obligations. There were no restructuring or impairment charges in 2002 or 2003. Costs associated with the workforce reductions of approximately 60 people in 2002 were charged to operating expenses as incurred. There were no workforce reductions in 2003.

The following table represents the change in restructuring reserves (in thousands):

Balance as of December 31, 2000	$4,306
Additions charged to expense	3,092
Deductions	(5,977	)(1)

Balance as of December 31, 2001	1,421
Deductions	(841)

Balance as of December 31, 2002	580
Deductions	(165)

Balance as of December 31, 2003	$415

(1)	Included in these deductions were costs of $4.0 million charged against the reserve and the reversal of $2.0 million of the restructuring charges for 2001. See Note 6 of the Notes to Consolidated Financial Statements.

Due to the discontinuation of the Visual Trinity product in the second quarter of 2001 and the Company’s decision to combine certain functionality of the Visual eWatcher product with the Visual IP InSight product in the fourth quarter of 2001, management performed a re-evaluation of the recoverability of its remaining long-lived assets related to the Avesta acquisition in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company concluded that these intangible assets were impaired as Visual Trinity and Visual eWatcher were the only products acquired with Avesta. The conclusion was based upon the Company’s revised estimate of the undiscounted cash flows expected to be derived from the remaining Avesta operations. The estimate of such cash flows was substantially less than the carrying values of the related long-lived assets. As a result, the Company recorded impairment charges of $3.3 million during 2001.

As of December 31, 2002, the Company had an investment in an entity in which the Company exercised no control or significant influence. Such investment was accounted for under the cost method. The Company wrote-off the entire balance of approximately $3.7 million during the quarter ended December 31, 2001. The write-off is included in the restructuring and impairment charge in the accompanying consolidated statement of operations for 2001. During the three months ended March 31, 2003, the Company reached an agreement with another shareholder of this entity to sell the Company’s investment for approximately $452,000. The amount was recorded as other income in the accompanying consolidated statement of operations for 2003.

7. Employee Benefit Plans:

Effective January 1, 1996, the Company adopted a defined contribution plan (the “Visual 401(k) Plan”), available to all eligible full-time employees upon employment. Employee contributions are voluntary and are determined on an individual basis with a maximum annual amount equal to 60% of compensation paid during the plan year, not to exceed the annual Internal Revenue Service contribution limitations. All participants are fully vested in their contributions. There have been no employer contributions to the Visual 401(k) Plan. The Company had additional 401(k) plans obtained through acquisitions. During 2002, the Company merged all of the acquired plans into the Visual 401(k) Plan. There were no employer contributions to these plans during the three years ended December 31, 2003.

8. Income Taxes:

The components of the provision (benefit) for income taxes consist of the following for 2001, 2002 and 2003 (in thousands):

	Years Ended December 31,
	2001	2002	2003
Current	$272	$—	$—
Deferred	—

Income tax provision (benefit)	$272	$—	$—

The provision for income taxes results in an effective rate that differs from the Federal statutory rate as follows for 2001, 2002 and 2003:

	Years Ended December 31,
	2001	2002	2003
Statutory federal income tax rate	(35)%	35%	(35)%
Effect of graduated rates	1	(1)	1
State income taxes, net of federal benefit	(3)	4	(3)
Non-deductible expenses	6	3	2
Tax credits	—	(13)	—
Change in valuation allowance	32	(28)	35

Effective tax rate	1%	—%	—%

The components of the Company’s net deferred tax asset (liability) are as follows (in thousands):

	December 31,
	2002	2003
Net operating loss carryforwards	$39,684	$42,724
Depreciation	(367)	33
Allowance for doubtful accounts	136	143
Inventory valuation	1,890	1,383
Accrued liabilities	660	981
Deferred revenue	1,604	857
Tax credit carryforwards	4,332	4,332
Valuation allowance	(47,939)	(50,453)

Total net deferred tax asset	$—	$—

The Company currently has net operating loss carryforwards to offset future taxable income of approximately $112.4 million as of December 31, 2003. These net operating loss carryforwards expire through 2023. Under the provisions of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership, utilization of net operating loss carryforwards may be limited. Because of the changes in the ownership of Net2Net, Inverse and Avesta, the use of their net operating losses will be limited and may not be available to offset future taxable income.

9. Commitments and Contingencies:

Long-Term Debt and Leases

The Company leases office space and office equipment under non-cancelable operating leases expiring through December 2006. The Company recorded rent expense of approximately $1.9 million, $1.3 million and $1.6 million during 2001, 2002 and 2003, respectively.

Future minimum payments, assuming no early payments, as of December 31, 2003 under the Debentures and non-cancelable operating leases are as follows (in thousands):

	Debentures	Operating Leases
2004	$528	$1,634
2005	528	1,604
2006	10,622	1,116
2007	—	1,144
2008	—	1,170
Thereafter	—	1,181

Total minimum payments	11,678	$7,849

Interest element of payments	(1,178)

Present value of future minimum payments	10,500
Unamortized debt discount	(1,756)

Total debentures	$8,744

The Company has a subtenant occupying a portion of its office space under a sublease that expires in December 2004. Future minimum lease payments due from the sublessee are approximately $368,000 for 2004.

We have commitments related to inventory purchased by certain suppliers on our behalf. If such inventory is not used within a specified period of time or we discontinue a product for which the suppliers have made purchases or we terminate a relationship with the supplier for which we have set minimum inventory requirements, we are required to purchase the excess inventory from the suppliers. Additionally, if we cancel a purchase order placed on a supplier, we may be subject to certain costs and fees. Because of the nature of this obligation, we are unable to estimate the potential liability associated with the commitment to purchase excess inventory as of December 31, 2003, if any.

Litigation

In January 2004, the Company received notice that a lawsuit has been filed by Paradyne Networks, Inc., of Largo, Florida ("Paradyne"), in the United States District Court for the Middle District of Florida, Tampa Division, seeking damages, and injunctive and declaratory relief, for our alleged infringement of patents owned by Paradyne. The Company intends to vigorously defend the claims, and have moved to dismiss the lawsuit. That motion to dismiss is pending before the court. Paradyne has indicated that it intends to seek leave of the Court to amend its complaint. The Company intends to resist its efforts to do so. Despite the Company’s belief that its products do not infringe upon Paradyne’s patents and that these claims are frivolous and without merit, the conduct of this litigation may be expensive and may divert the Company’s limited resources from other more productive activities, resulting in adverse affects on its business and results of operations.

In a related matter, one of the Company’s subsidiaries, Visual Networks Operations, Inc., has filed a lawsuit in the United States District Court for the District of Maryland, Southern Division, against Paradyne Corporation, a subsidiary of Paradyne Networks, Inc., alleging infringement by Paradyne Corporation of certain patents owned by Visual Networks Operations, Inc., requesting declaratory judgment that Visual

UpTime and Visual IP InSight do not infringe certain patents owned by Paradyne Corporation and alleging unfair competition by Paradyne Corporation.

The Company is periodically a party to disputes arising from normal business activities including various employee-related matters. In the opinion of the Company’s management, resolution of these matters will not have a material adverse effect upon its financial position or future operating results.

Litigation costs are expensed as incurred.

10. Interim Financial Data — Unaudited:

The following table of quarterly financial data has been prepared from the financial records of the Company, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented:

	March 31,		June 30,		September 30,		December 31,
	2002	2003	2002	2003	2002	2003	2002	2003
	(in thousands, except per share amounts)
Revenue	$16,793	$9,204	$15,209	$9,773	$14,652	$9,367	$14,807	$10,835
Gross profit	11,817	6,950	11,558	7,208	10,238	6,248	10,643	8,426
Income (loss) from operations	790	(188)	1,184	(313)	1,021	(2,142)	1,598	(640)
Net income (loss)	681	(92)	815	(677)	665	(2,515)	1,245	(1,005)
Basic earnings (loss) per share	0.02	(0.00)	0.03	(0.02)	0.02	(0.08)	0.04	(0.03)
Diluted earnings (loss) per share	0.02	(0.00)	0.03	(0.02)	0.02	(0.08)	0.04	(0.03)

SCHEDULE II

VISUAL NETWORKS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
For the year ended December 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,103	$5	$554	$554
For the year ended December 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	554	500	696	358
For the year ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	358	69	50	377

Report of Independent Auditors on Financial Statement Schedule

To the Board of Directors

of Visual Networks, Inc.:

Our audit of the consolidated financial statements referred to in our report dated March 30, 2004, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule as of and for the years ended December 31, 2002 and 2003 listed in Item 15 (a)(2) of this Form 10-K. In our opinion, the financial statement schedule as of and for the years ended December 31, 2002 and 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedule of Visual Networks, Inc. for the year ended December 31, 2001, was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on the financial statement schedule in their report dated March 27, 2002.

PricewaterhouseCoopers LLP

McLean, Virginia

March 30, 2004