Form 10-Q
period 2004-03-31
VISUAL NETWORKS INC
filed 2004-05-17
CIK 1000495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-0001

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2004

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.01 per share, as of May 13, 2004 was 33,212,040 shares.

VISUAL NETWORKS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED

MARCH 31, 2004

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

VISUAL NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2003	March 31, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,671	$16,747
Restricted short-term investment	1,530	528
Accounts receivable, net of allowance of $377 and $301, respectively	2,326	2,606
Inventory	3,346	2,823
Deferred debt issuance costs	532	473
Other current assets	256	668

Total current assets	23,661	23,845
Property and equipment, net	2,378	2,214

Total assets	$26,039	$26,059

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,115	$7,367
Deferred revenue	6,333	6,950
Convertible debentures, net of unamortized debt discount of $1,756 and $1,561, respectively	8,744	8,939

Total current liabilities	23,192	23,256
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized, 32,866,010 and 33,109,134 shares issued and outstanding, respectively	328	330
Additional paid-in capital	475,222	475,908
Warrants	2,087	2,087
Deferred compensation	—	(242)
Accumulated deficit	(474,790)	(475,280)

Total stockholders’ equity	2,847	2,803

Total liabilities and stockholders’ equity	$26,039	$26,059

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2003	2004
Revenue:
Hardware	$6,574	$9,530
Software	296	152
Support and services	2,334	2,159

Total revenue	9,204	11,841

Cost of revenue:
Product	1,978	3,038
Support and services	276	285

Total cost of revenue	2,254	3,323

Gross profit	6,950	8,518

Operating expenses:
Research and development	2,747	2,670
Sales and marketing	3,443	3,804
General and administrative	948	2,174

Total operating expenses	7,138	8,648

Loss from operations	(188)	(130)
Other income	452	—
Interest income	37	27
Interest expense	(393)	(387)

Net loss	$(92)	$(490)

Basic and diluted loss per share	$0.00	$(0.01)

Basic and diluted weighted-average shares outstanding	32,429	33,011

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2003	2004
Cash Flows From Operating Activities:
Net loss	$(92)	$(490)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	463	422
Non-cash interest expense	254	254
Bad debt expense	—	76
Non-cash compensation expense	2	88
Changes in assets and liabilities:
Accounts receivable	3,764	(356)
Inventory	434	523
Other assets	(416)	(412)
Accounts payable and accrued expenses	(2,601)	(748)
Deferred revenue	(419)	617

Net cash provided by (used in) operating activities	1,389	(26)

Cash Flows From Investing Activities:
Sales of short-term investments	503	1,002
Expenditures for property and equipment	(343)	(258)

Net cash provided by investing activities	160	744

Cash Flows From Financing Activities:
Exercise of stock options and employee stock purchase plan	81	358

Net cash provided by financing activities	81	358

Net Increase in Cash and Cash Equivalents	1,630	1,076
Cash and Cash Equivalents, Beginning of Period	12,708	15,671

Cash and Cash Equivalents, End of Period	$14,338	$16,747

Supplemental Cash Flow Information:
Cash paid for interest	$139	$132

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies:

Visual Networks, Inc. (the “Company”) designs, manufactures, sells and supports performance management platforms for communications networks.

Risk Factors

Despite having returned to profitability in 2002, the Company continued to experience declining revenue which began in 2000. In response to this decreased revenue, the Company made significant reductions in operating expenses to be in alignment with revised business plans. This program to reduce operating expenses resulted in the closure of three facilities and workforce reductions of approximately 290 employees by the end of 2002. While there have been no workforce reductions since 2002, the Company has continued to monitor and control discretionary spending. Despite this focus on operating expenses and sequential improvements in revenue in the three months ended December 31, 2003 and the three months ended March 31, 2004, the Company has experienced net losses in fiscal year 2003 through the three months ended March 31, 2004.

The future success of the Company will be dependent upon, among other factors, its ability to generate adequate cash for operating and capital needs. The Company is relying on its existing balance of cash and cash equivalents, of $16.7 million at March 31, 2004, together with future sales and the collection of the related accounts receivable to meet its future operating cash requirements. If cash provided by these sources is not sufficient to fund future operations, the Company will be required to further reduce its expenditures for operations or to seek additional capital through other means that may include additional borrowings, the sale of equity securities or the sale of assets. Under those circumstances, there can be no assurances that additional capital would be available under reasonable or acceptable terms, particularly in light of the Company’s history of losses and accumulated deficit position.

In March 2002, the Company issued senior secured convertible debentures (the “Debentures”) in the aggregate amount of $10.5 million in a private placement (see Note 3). Because the Company’s earnings before interest, taxes, depreciation and amortization, less capital expenditures (“adjusted EBITDA”), as defined in the Debentures, for 2003 was less than $6.5 million, the Debenture holders may require that the Company pay, in whole or in part, at any time and from time to time, the outstanding principal amount of their Debentures plus accrued interest. The Company can choose whether to pay all common stock or all cash provided certain criteria specified in the Debentures are met, which are currently met. If the Company chooses to pay any such demand with common stock, and the issuance price of such shares is below the then-current conversion price of the Debentures, the conversion price of the Debentures is immediately reset to such lower price and the exercise price of the warrants and the number of shares issuable upon exercise would be adjusted on a weighted-average basis. If the Company chooses to pay any such demand with cash, and there is insufficient cash to both pay those amounts and to fund ongoing operations, the Company may be required to seek additional capital through a sale of assets, sale of additional securities or through additional borrowings, none of which may be available on acceptable terms.

On May 11, 2004, the Company received a definitive, binding notice from two Debenture holders requesting the repayment in full of an aggregate of $1.5 million of the Company’s $10.5 million outstanding Debentures. The Company plans to pay in cash such amounts and any interest due thereon no later than June 14, 2004, pursuant to the terms of the Debentures.

The Company and Silicon Valley Bank have a non-binding letter of intent to enter into a line of credit, which the parties are currently negotiating (see Note 2). There can be no assurances that such negotiations will be successful. Borrowings under the line of credit would only be available for working capital purposes once the agreement is finalized and the Debentures have been repaid.

The ongoing patent litigation between the Company and one of its subsidiaries and Paradyne Networks, Inc. (“Paradyne”) and one of its subsidiaries could have a significant detrimental effect on the Company’s business (see Note 4). Despite the Company’s belief that its products do not infringe the Paradyne subsidiary’s patents and that Paradyne’s claims are frivolous and without merit, the conduct of the litigation in Florida and Maryland may be expensive and may divert limited resources from other more productive activities, resulting in adverse effects on the Company’s business and results of operations. At this point in the litigation, the likelihood of any outcome cannot be determined and the adverse effect of any finding cannot be estimated.

The Company may experience difficulties in convincing its customers to adopt the new Visual UpTime Select product line. This product line is based on a new licensing model and includes significant new technological innovations. As with any major change in the way a company does business, the Company has sales and technical obstacles to overcome related to upgrading current Visual UpTime customers to the new Visual UpTime Select product line. These obstacles may delay new orders, slow deployment of our products by our customers or result in other unforeseen challenges with otherwise negative impacts.

The Company has outsourced the manufacture of the analysis service element (“ASE”) hardware component of the Visual UpTime platform to two subcontract manufacturing firms. The Company derives a substantial portion of its revenue from the sale and shipment of ASEs. A subcontract manufacturer could decide to reduce or eliminate the amount of credit extended to the Company or to stop the shipment of products due to concerns about the Company’s financial condition or the amount of their credit and inventory risk.

If the Company is required to establish alternative subcontract manufacturers, there can be no assurances that it would be able to do so, or to do so on acceptable terms. Furthermore, if the Company were required to replace its current subcontract manufacturers, it could face substantial production delays and could be required to pay substantially higher prices in order to complete delivery of customers’ orders. Such a delay or price increase could substantially damage the Company’s ability to generate sufficient revenue to achieve profitability.

The Company’s subcontract manufacturers purchase a number of critical components from vendors for which alternative sources are not currently available. Delays or interruptions in the supply of these components could result in delays or reductions in product shipments and revenue. The purchase of these components from outside suppliers on a sole source basis subjects the Company to risks, including the continued availability of supplies, price increases and potential quality assurance problems. While alternative suppliers may be available, these suppliers must be identified and qualified. The Company cannot be certain that any such suppliers will meet its required qualifications or that alternative suppliers can be identified in a timely fashion, if at all. The Company’s subcontract manufacturers may not be able to obtain sufficient quantities of these components on the same or substantially the same terms. Consolidations involving suppliers could further reduce the number of component alternatives and affect the cost of such supplies. An increase in the cost of such supplies could make the Company’s products less competitive with products which do not incorporate such components. Production delays, lower margins or less competitive product pricing could have a material adverse impact on the Company’s financial position and results of operations.

The Company is subject to certain other risks and uncertainties which could further affect its ability to continue as a going concern. These include, among others, substantial dilution if the Company is required to raise capital through the sale of equity, the Company’s history of losses and the size of its accumulated deficit, uncertainty about future profitability, dependence on a limited number of major service provider customers for the majority of its revenue, long sales cycles, rapidly changing technology, competition from several market segments, potential errors in the Company’s products or services, and anti-takeover protections that may delay or prevent a change in control that could benefit stockholders.

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

These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring which are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that will be achieved for the year ended December 31, 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of Visual Networks, Inc. and its wholly owned subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation.

Investments

As of March 31, 2004, the Company holds a certificate of deposit (“CD”) in the amount of $500,000 that matures on July 31 2004. This CD collateralizes a $500,000 letter of credit expiring on September 30, 2004 and issued in favor of a contract manufacturer. The balance of this collateralizing CD was $1.5 million as of December 31, 2003. As of March 31, 2004, the Company holds another CD in the amount of $28,000, which matures on May 27, 2004, to collateralize a $28,000 letter of credit expiring on July 30, 2004 and issued in favor of a customer. The CDs have been reflected in restricted short-term investments in the accompanying consolidated balance sheets as of December 31, 2003 and March 31, 2004.

Inventory

Inventory, stated at the lower of standard cost or market, with costs determined on the first-in, first-out basis, consists of the following (unaudited, in thousands):

	December 31, 2003	March 31, 2004
Raw materials	$2,114	$2,447
Work-in-progress	74	43
Finished goods	4,796	3,926

Gross inventory	$6,984	6,416

Reserve for excess and obsolete inventory	(3,638)	(3,593)

	$3,346	$2,823

The Company records a provision for excess and obsolete inventory whenever such an impairment has been identified. The following is a summary of the change in the Company’s reserve for excess and obsolete inventory during the three months ended March 31, 2004 (unaudited, in thousands):

Balance as of December 31, 2003	$3,638
Reserve for excess and obsolete inventory	390
Sale of previously reserved inventory	(66)
Actual inventory scrapped	(369)

Balance as of March 31, 2004	$3,593

The following is a summary of the change in the Company’s reserve for excess and obsolete inventory during the three months ended March 31, 2003 (unaudited, in thousands):

Balance as of December 31, 2002	$4,930
Reserve for excess and obsolete inventory	—
Actual inventory scrapped	(257)

Balance as of March 31, 2003	$4,673

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (unaudited, in thousands):

	December 31, 2003	March 31, 2004
Accounts payable	$2,452	$1,530
Accrued compensation	1,387	1,190
Accrued sales tax	450	452
Accrued restructuring	415	377
Accrued warranty	425	428
Deferred rent	426	396
Other accrued expenses	2,560	2,994

	$8,115	$7,367

Revenue Recognition

The Company’s network performance management products and services include hardware, software, professional services and technical support. The Company recognized the final revenue for existing benchmark services contracts, under which the Company was still required to perform services, during 2003. Benchmark services, professional services and technical support revenues are reported as service revenue in the accompanying consolidated statements of operations. The Company recognizes revenue from the sale or license of its products in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” and SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which summarizes existing accounting literature and requires that four criteria be met prior to the recognition of revenue. The accounting policies regarding revenue recognition are written to comply with the following criteria: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is probable. The third and fourth criteria may require the Company to make significant judgments or estimates.

The Company sells its products directly to service providers, through resellers (indirect channels) and to end-user customers. Sales to end-user customers are infrequent. Certain reseller customers have stock rotation rights, under which the customer can exchange previously purchased products for other products of equal or greater cost, subject to certain limitations, based on their end-user customers’ requirements. The Company recognizes revenue under these arrangements once the stock rotation right expires, a specific end-user customer has been identified, or the product has been resold by the distributor.

To determine if a fee is fixed or determinable, the Company evaluates rights of return, customer acceptance rights, if applicable, and multiple-element arrangements of products and services to determine the impact on revenue recognition. The Company’s agreements generally have not included rights of return except in certain reseller relationships that include stock rotation rights. If offered, rights of return only apply to hardware. If an agreement provides for a right of return, the Company typically recognizes revenue when the right has expired, a specific end-user customer has been identified, or the product has been resold by the distribution channel. If the Company has sufficient historical information to allow it to make an estimate of returns in accordance with the Financial Accounting Standards

Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists,” the Company defers an estimate for such returns and recognizes the remainder at the date of shipment. If an agreement provides for evaluation or customer acceptance, the Company recognizes revenue upon the completion of the evaluation process, acceptance of the product by the customer and completion of all other criteria. Most of the Company’s sales are multiple element arrangements and include hardware, software, and technical support. The Company’s software sales sometimes include professional services for implementation but these services are not a significant source of the Company’s revenue. Training is also offered but is not a significant source of the Company’s revenue. Revenue from multiple element arrangements is recognized using the residual method whereby the fair value of any undelivered elements, such as customer support and services, is deferred and any residual value is allocated to the software and recognized as revenue upon delivery. The fair values of any undelivered elements, typically professional services, technical support and training, have been determined based on the Company’s specific objective evidence of fair value, which is based on the price that the Company charges customers when the element is sold separately. Should the Company introduce new multiple element arrangements into its sales channels, a determination of the objective evidence of the fair value of the software element will be necessary and an inability to provide said objective evidence could impact the Company’s ability to recognize revenue.

The Company’s technical support contracts require it to provide technical support and unspecified software updates to customers on a when and if available basis. The Company recognizes customer support revenue, including support revenue that is bundled with product sales, ratably over the term of the contract period, which generally ranges from one to three years. The Company recognizes revenue from services when the services are performed. Subscription fees for the Company’s Visual Internet Benchmark reports were recognized upon delivery of the reports. The remaining deferred subscription fee revenue was recognized in 2003 when the final contract under which the Company was obligated to provide service was completed. No additional subscription fee revenue for this product is anticipated. The Company received royalty payments from the purchaser of the Visual Internet Benchmark service on new contracts, which are included in support and services revenue in the accompanying statements of operations for the three months ended March 31, 2003 and 2004.

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

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company generally sells its products to large telecommunications and Internet service provider companies primarily in the United States. The Company grants credit terms without collateral to its customers and, other than a loss related to the bankruptcy of one of the Company’s significant customers during 2002, as described below, has not experienced any significant credit related losses. Accounts receivable include allowances to record receivables at their estimated net realizable value. As of March 31, 2004, two customers individually represented 39% and 11% of accounts receivable.

A significant customer of the Company, MCI, filed for bankruptcy on July 21, 2002. During the three months ended March 31, 2003, the Company sold approximately $700,000 of previously written off MCI receivables to an unrelated third party for approximately $300,000, which was recorded as a reduction to bad debt expense included in general and administrative expense in the consolidated statement of operations for that period. Subsequent to its bankruptcy filing, MCI has complied with all agreements which revised payment terms with the Company. MCI emerged from bankruptcy in April 2004 and continues to be a significant customer.

Warranty and Indemnifications

The Company warrants Visual UpTime hardware for periods of up to five years. The Company warrants Visual UpTime Select hardware for one year. The Company estimates its warranty obligation at the end of each period and charges changes in the liability to cost of revenue in the respective period. Such estimates are based on actual warranty cost experience.

The Company typically includes standard intellectual property indemnification clauses in software license agreements. Pursuant to these clauses, Visual agrees to pay any final judgments against the customer, in connection with certain intellectual property infringement claims by third parties relating to Visual’s products. The indemnification clauses apply at any time after the execution of the software license agreement. In addition, the Company generally warrants that software products will perform materially in accordance with material specifications in effect at the time of delivery of the licensed products to the customer for 90 days following delivery. The Company has not experienced any material intellectual property indemnification claims historically and has no amounts accrued as of March 31, 2004 relating to such obligations.

The following is a summary of the change in the Company’s accrued warranty during the three months ended March 31, 2004 (unaudited, in thousands):

Balance as of December 31, 2003	$425
Provisions for warranty	22
Settlements made	(19)

Balance as of March 31, 2004	$428

The following is a summary of the change in the Company’s accrued warranty during the three months ended March 31, 2003 (unaudited, in thousands):

Balance as of December 31, 2002	$402
Provisions for warranty	35
Settlements made	(16)

Balance as of March 31, 2003	$421

Segment Reporting and Significant Customers

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. Management has concluded that the Company’s operations occur in one segment only based upon the information used by management in evaluating the performance of the business. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The revenue and assets of the Company’s foreign subsidiaries have not been significant. For the three months ended March 31, 2003, two customers individually represented 36% and 23% of revenue. For the three months ended March 31, 2004, four customers individually represented 39%, 16%, 15% and 10% of revenue. The Company’s major service provider customers include, among others: AT&T, BellSouth, Earthlink, MCI, SBC, Sprint and Verizon. The revenue from sales to service providers was 84% and 90% for the three months ended March 31, 2003 and 2004, respectively. The supply agreements with the Company’s significant customers do not obligate these customers to make any minimum purchases from the Company.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 by providing alternative methods of transition from the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was effective for financial statements for fiscal years ending after December 15, 2002. Accordingly, the Company adopted the disclosure requirements of SFAS No. 148 in the three months ended March 31, 2003.

The Company has elected to continue to account for its stock-based compensation in accordance with the provisions of APB Opinion No. 25 as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” and present the pro forma disclosures required by SFAS No. 123 as amended by SFAS No. 148.

During the three months ended March 31, 2004, the Company granted non-qualified stock options to purchase 465,213 shares of common stock to employees, under the 1997 Non-Qualified Stock Option Plan, at an issuance price that was less than the fair market value of the Company’s common stock and recorded deferred compensation of $330,000. The deferred compensation is being amortized over the vesting period of the stock options, which is 20% as of the grant date and the remaining portion over 24 equal monthly installments after the grant date. The Company recorded expense of approximately $2,000 and $88,000 of deferred compensation during the three months ended March 31, 2003 and 2004, respectively.

If compensation expense had been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss per share would have increased to the pro forma amounts indicated below (unaudited, in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2004
Net loss, as reported	$(92)	$(490)
Add: Stock-based employee compensation expense included in reported net loss	2	88)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,408)	(1,331)

Pro forma net loss	$(1,498)	$(1,733)

Loss per share:
Basic and diluted: as reported	$(0.00)	$(0.01)

Basic and diluted: pro forma	$(0.05)	$(0.05)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the three months ended March 31, 2003 and 2004: no dividend yield, expected volatility from 200% to 297%, risk-free interest rates from 2.9% to 3.0% and an expected term of 5 years. Assumptions used in determining the fair value of options are used solely for this purpose and there is no prediction or guarantee that the expense reflected under these assumptions will be realized.

Basic and Diluted Earnings (Loss) Per Share

SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution effect and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.

Diluted earnings (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options and warrants to purchase 8,591,321 and 10,039,837 shares of common stock outstanding at March 31, 2003 and 2004, respectively, were not included in the computation of diluted loss per share as their effect would be anti-dilutive. The effect of the convertible Debentures issued in March 2002 (see Note 3) that are convertible into 2,986,093 shares of common stock has not been included in the computation of diluted earnings per share for the three months ended March 31, 2003 and 2004 as such effect would be anti-dilutive.

The computation of the loss per share is as follows (unaudited, in thousands, except per share data):

	Three Months Ended March 31,
	2003	2004
Net loss	$(92)	$(490)

Basic and diluted weighted-average number of shares of common stock outstanding	32,429	33,011

Loss per common share:
Basic and diluted loss per share	$(0.00)	$(0.01)

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

2.	Bank Borrowings:

In December 2000, Silicon Valley Bank (“SVB”) had issued a $1.5 million standby letter of credit, as amended, in favor of the Company’s contract manufacturer, Celestica, that expires on September 30, 2004. The letter of credit, secured by the pledge of a certificate of deposit in the amount of $1.5 million that matures on July 30, 2004, was $1.5 million as of December 31, 2003. In the three months ended March 31, 2004, the letter of credit and corresponding certificate of deposit were reduced from $1.5 million to $500,000. The $1.0 million reduction in the certificate of deposit was a source of cash in the three months ended March 31, 2004.

In January 2004, the Company received a non-binding letter of intent from SVB to establish a $6.0 million line of credit and the Company is currently in the final phase of negotiations. Borrowings under the line of credit would only be available for working capital purposes once the agreement is finalized and the Debentures have been repaid.

3.	Convertible Debentures:

In March 2002, the Company issued senior secured convertible debentures (the “Debentures”) in the aggregate amount of $10.5 million in a private placement. The Debentures are due March 25, 2006, are payable in cash or common stock at the Company’s option provided certain conditions are satisfied, which are currently satisfied, and bear interest at an annual rate of 5% payable quarterly in cash or common stock, at the Company’s option, provided certain conditions are satisfied, which are currently satisfied. To date, all quarterly interest payments under the Debentures have been made in cash. The Debentures may be converted initially into 2,986,093 shares of the Company’s common stock at the option of the Debenture holders at a price of $3.5163 per share, subject to certain adjustments. The conversion price of the Debentures will adjust if the Company issues additional equity or instruments convertible into equity at a price that is less than the then-effective conversion price of the Debentures. The Company has the right to require the holders to convert their Debenture holdings into common stock if the value weighted average price of the Company’s common stock exceeds 175% of the conversion price for 20 consecutive trading days after September 26, 2003.

In connection with the issuance of the Debentures, the Company issued to the holders warrants to purchase 828,861 shares of its common stock at an initial exercise price of $4.2755 per share. If the Company issues additional equity or instruments convertible into equity at a lower price than the then-effective exercise price, the exercise price would be adjusted downward on a weighted average basis. The warrants expire on March 25, 2007.

The Debentures include financial targets related to the Company’s financial performance during 2003. Because the Company’s earnings before interest, taxes, depreciation and amortization, less capital expenditures (“adjusted EBITDA”), as defined in the Debentures, for 2003 was less than $6.5 million, the Company did not meet the 2003 financial target and the Debenture holders may require that the Company pay, in whole or in part, at any time and from time to time, the outstanding principal amount of their Debenture holdings, plus accrued interest. Under the terms of the Debentures: (i) a Debenture holder electing payment for some portion of the Debentures must notify the Company of this election; (ii) the Company, in turn, must notify the Debenture holder of the manner in which it intends to pay that Debenture holder (either all cash or all common stock); and (iii) the notifying Debenture holder then notifies the Company of the amount to be paid in that form at that time. The redemption of each Debenture may be made in cash or common stock, at the Company’s option, provided certain conditions are satisfied, which the Company currently satisfies. If the Company chooses to issue common stock to pay the debt, its stockholders could be subject to significant dilution.

Based on the Company’s current revenue and expense expectations, the Company expects to be able to pay the Debentures in cash if such payment is required. However, if the Company’s remaining cash is not sufficient to fund operations, the Company would need to seek additional capital through additional borrowings, a sale of additional securities or a sale of assets. Although the Company believes that it has the ability to obtain additional capital and is in negotiations to establish a new line of credit, the results of raising capital may be dilutive. Furthermore, until the new line of credit is finalized, there can be no assurance that such additional capital will be available, or available on terms that are reasonable or acceptable to the Company. If the Company is unable to raise sufficient cash, the business and financial condition of the Company could be adversely affected resulting in the inability of the Company to continue as a going concern.

In addition, under the terms of the Debentures, a number of events could trigger the Debenture holders’ right to force early repayment of 115% of the outstanding principal plus accrued and unpaid interest owed under the Debentures. Events constituting a triggering event include:

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

The aggregate amount of the Debentures, $10.5 million, is reflected in the accompanying balance sheets as a current liability as of December 31, 2003 and March 31, 2004, net of unamortized debt discount of approximately $1.8 million and $1.6 million, respectively. The net amount represents the fair market value after allocating the proceeds to the various additional components of the debt. Approximately $2.1 million in proceeds from the Debentures were allocated to the value of the warrants. The fair value of the warrants was determined using the Black-Scholes valuation model with the following assumptions: no dividend yield, expected volatility of 129%, risk-free interest rate of 4.85% and a term of five years. Approximately $300,000 in proceeds from the Debentures was allocated to the value of the rights of the holders to purchase shares of preferred stock, which expired in 2002, as determined by an appraisal. On the date of issuance of the Debentures, the conversion price of the Debentures, after taking into consideration the allocation of proceeds to the warrants and Preferred Stock Rights, was less than the quoted market price of the Company’s common stock. Accordingly, approximately $1.0 million in proceeds from the Debentures was allocated to additional paid-in capital to recognize this beneficial conversion feature. The discount on the Debentures resulting from the allocation of proceeds to the value of the warrants, Preferred Stock Rights and beneficial conversion is being amortized as a charge to interest expense over the four-year period until the Debentures become due in March 2006. Debt issuance costs of approximately $900,000 were deferred and are being amortized over the term of the Debentures.

On May 11, 2004, the Company received a definitive, binding notice from two Debenture holders requesting the repayment in full of an aggregate of $1.5 million of the Company’s $10.5 million outstanding Debentures. The Company plans to pay in cash such amounts and any interest due thereon no later than June 14, 2004, pursuant to the terms of the Debentures.

4.	Commitments and Contingencies

In January 2004, the Company received notice that a lawsuit had been filed by Paradyne Networks, Inc. (“Paradyne”), of Largo, Florida, in the United States District Court for the Middle District of Florida, Tampa Division, seeking damages, and injunctive and declaratory relief, for the Company’s alleged infringement of patents owned by a subsidiary of Paradyne. The Company intends to vigorously defend the claims, and has moved to dismiss the lawsuit. The motion to dismiss is pending before the court. Paradyne has indicated that it intends to seek leave of the Court to amend its complaint, and the Company intends to resist Paradyne’s efforts to do so. Despite the Company’s belief that its products do not infringe upon the Paradyne subsidiary’s patents and that these claims are frivolous and without merit, the conduct of the litigation may be expensive and may divert the Company’s limited resources from other more productive activities, resulting in adverse effects to its business and results of operations.

In a related matter, one of the Company’s subsidiaries, Visual Networks Operations, Inc., filed a lawsuit in United States District Court for the District of Maryland, Southern Division, against Paradyne Corporation, a subsidiary of Paradyne Networks, Inc. This lawsuit requests declaratory judgment that Visual UpTime and Visual IP InSight do not infringe certain patents owned by Paradyne Corporation and alleges infringement and unfair competition by Paradyne Corporation of certain patents owned by Visual Networks Operations, Inc.

The Company is periodically a party to disputes arising from normal business activities including various employee-related matters. In the opinion of the Company’s management, resolution of these various employee-related matters will not have a material adverse effect upon the Company’s financial position or future operating results.

Litigation costs are expensed as incurred.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements that involve risks and uncertainties. Under the heading “Risk Factors” in Note 1 of Notes to Consolidated Financial Statements, we have described what we believe to be some of the major risks related to these forward-looking statements, as well as the general outlook for our business. Investors should review these risk factors and the rest of this Quarterly Report in combination with the more detailed description of our business in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on March 30, 2004, for a more complete understanding of the risks associated with an investment in the Company’s Common Stock.

Overview

We design, manufacture, sell, and support performance management platforms for communications networks. We have two product lines, Visual UpTime® Select™ and Visual IP InSight®. Visual UpTime Select is a platform for managing the performance of application delivery on private data networks. Visual IP InSight is a service performance management platform for public IP networks. These products allow businesses and organizations (which we call enterprises), and their providers of network services (which we call service providers and systems integrators) to measure the performance of their networks, to determine whether a network is performing consistent with the requirements of the software applications running on that network, and to determine whether the level of service being provided is meeting those standards agreed upon by the service provider and its enterprise customer. These platforms also help enterprises to understand how their software applications and users are using the network, the performance those applications and users are experiencing, and required network capacity. Our platforms constantly monitor the data traffic traveling between service providers’ and enterprises’ networks. Network operators using our platforms can quickly identify and isolate network problems without dispatching personnel to remote sites. By learning how much traffic is traveling on the service provider network and understanding the characteristics of that traffic, network operators can efficiently address bandwidth capacity and response time issues. Although our products do not perform any active control of networks or applications, they are categorized as “performance management” tools and we may refer to our products as those that “manage” networks.

We market our products to enterprises, service providers, and systems integrators. Network performance is critical to enterprises because networks enable applications that are vital to an enterprise’s operations. Enterprises require tools to ensure the availability of their networks and the applications those networks support, to predict and validate network performance, and to optimize the price/performance ratio of their networks.

Service providers and systems integrators use our products to create services that are differentiated from their competitors and to reduce their operating and other costs associated with initiating and providing services for their customers. Our major service provider customers include, among others: AT&T, BellSouth, Earthlink, MCI, SBC, Sprint and Verizon.

Despite having returned to profitability in 2002, we incurred net losses in 2003 and in the three months ended March 31, 2004. Our 2003 revenue was adversely affected by a continued slowdown in the global economy and depressed end-user information technology spending. These factors contributed to significant competitive pressure on the average selling price of our products, tighter service provider inventory control and the loss of business to competitors.

In line with the general economic recovery and increased end-user information technology spending in 2004, we recorded sequential revenue improvement in the three months ended December 31, 2003 and the three months ended March 31, 2004. Despite this sequential improvement, there can be no assurance that revenue will continue to grow, or that we will return to profitability.

In October 2003 we introduced a new product suite, Visual UpTime Select, which is the successor to our original flagship product, Visual UpTime. This new architecture is intended to offer greater flexibility to fit the evolving needs of our enterprise customers, service providers and systems integrators. There has been no Visual UpTime Select revenue through the three months ended March 31, 2004 as we revise customer contracts and establish the channel infrastructure necessary to sell Visual UpTime Select. We anticipate that we will record initial Visual UpTime Select revenue in the three months ended June 30, 2004. There can be no assurance that our revenue will increase with the release of Visual UpTime Select and the continuance of our ongoing product development and sales initiatives, or that we will return to profitability.

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

Inventory

Because of the lead times required to obtain manufactured product, we must maintain sufficient quantities of inventory for all of our products to meet expected demand. If actual demand is much lower than forecasted, we may not be able to dispose of our inventory at or above its cost. We write down the value of estimated excess and obsolete inventory to the lower of cost or market value. The estimates are based on historical trends, forecasts and specific customer or transaction information. It is generally our policy to write down inventory based on the number of items that we do not expect to sell within a one year period. If future demand is lower than currently estimated, additional write-downs of our inventory may be required.

Allowance for Doubtful Accounts

We grant credit terms without collateral to our customers and generally have not experienced any significant credit-related losses. During the three months ended March 31, 2003, we did sell previously written-off MCI receivables of $0.7 million to an unrelated third party for approximately $0.3 million. Accounts receivable include allowances to record receivables at their estimated net realizable value, which is determined based on estimates for doubtful accounts. The estimates are based on historical information and specific review of outstanding receivables at the end of each reporting period. If future events occur that negatively impact our customers, additional accounts receivable write-downs may be required.

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

Deferred Tax Valuation Allowance

We calculate a valuation allowance against gross deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Positive evidence, such as operating results during the most recent three-year period, is given more weight when assessing whether the level of future profitability needed to recognize the deferred assets will be achieved. Our cumulative loss in the most recent three-year period represents sufficient negative evidence to require a full valuation allowance under the provisions of SFAS No. 109. We intend to maintain a full valuation allowance until sufficient positive evidence exists to support the reversal of any portion of the allowance.

Accounting for Stock Options

We account for stock options under the “intrinsic value method,” as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” as interpreted by FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25.” Under the intrinsic value method, compensation expense is recorded for the excess, if any, of the market price of the stock at grant date or other measurement date over the amount that an employee must pay to acquire the stock. APB No. 25 was superceded by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which defines a “fair value based method” of accounting for stock compensation. SFAS No. 123 allows an entity to continue to use the intrinsic value method to account for stock options and requires pro forma disclosures as if the fair value based method of accounting had been applied. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”), which amends the disclosure requirements of SFAS No. 123. Accordingly, we adopted the disclosure requirements of SFAS No. 148 in the three months ended March 31, 2003.

Results of Operations

The primary statements of operations components are:

Revenue. Our revenue consists of three types: hardware, software, and support and services. Each of our products has components of each revenue type. Sales of Visual UpTime are primarily classified as hardware revenue. We also sell licenses related to Visual UpTime that are classified as software revenue. There has been no Visual UpTime Select revenue through the three months ended March 31, 2004. Sales of Visual IP InSight are primarily classified as software revenue. However, sales of our hardware product, the IP Service Element (ISE), which embeds certain Visual IP InSight agent functionality in a hardware device, are classified as hardware revenue. Sales of discontinued products represent software revenue. Sales of technical support, professional services and training for all of our products are classified as support and services revenue.

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

Operating expenses.

Research and development expense. Research and development expense consists primarily of research and development staff compensation, depreciation of test and development equipment, certain software development costs and costs of prototype materials.

Sales and marketing expense. Sales and marketing expense consists of sales and marketing staff compensation, commissions, pre-sales support, travel and entertainment, trade shows and other marketing programs.

General and administrative expense. General and administrative expense consists of the costs of executive management, finance, administration and other activities.

Three months ended March 31, 2003 compared to three months ended March 31, 2004

The following table presents revenue by product line (unaudited, in thousands):

	Three Months Ended March 31,
	2003	2004
Visual UpTime	$8,227	$11,056
Visual IP InSight	861	728

Continuing products	9,088	11,784

Discontinued products	34	—
Royalties	82	57

Total revenue	$9,204	$11,841

The following table presents the hardware, software, and support and services revenue attributable to customers that individually represented more than 10% of our total revenue for each period presented (unaudited, in thousands):

	Three Months Ended March 31,
	2003	2004
AT&T	$3,291	$1,190
SBC	*	4,561
Sprint	2,080	1,828
Interlink Communications Systems	1,041	*
MCI	*	1,863
All other customers (each individually less than 10%)	2,792	2,399

Total revenue	$9,204	$11,841

*	Less than 10%

Revenue, cost of revenue, and gross profit

The table below (unaudited, in thousands, except percentage data) sets forth the changes in total revenue, cost of revenue and gross profit:

	Three Months Ended March 31,
	2003	%*	2004	%*	Increase (decrease)	%**
Revenue
Hardware	$6,574	71.4	$9,530	80.5	$2,956	45.0
Software	296	3.2	152	1.3	(144)	(48.6)
Support and service	2,334	25.4	2,159	18.2	(175)	(7.5)

Total revenue	9,204	100.0	11,841	100.0	2,637	28.7
Cost of revenue
Product	1,978	21.5	3,038	25.7	1,060	53.6
Support and service	276	3.0	285	2.4	9	3.3

Total cost of revenue	2,254	24.5	3,323	28.1	1,069	47.4
Gross profit	$6,950	75.5	$8,518	71.9	$1,568	22.6

*	Denotes % of total revenue for the period

**	Denotes % change from 2003 to 2004

The table below (unaudited, in thousands, except percentage data) sets forth the changes in product revenue, product cost of revenue and product gross profit:

	Three Months Ended March 31,
	2003	%*	2004	%*	Increase (decrease)	%**
Product revenue
Hardware	$6,574	95.7	$9,530	98.4	$2,956	45.0
Software	296	4.3	152	1.6	(144)	(48.6)

Total product revenue	6,870	100.0	9,682	100.0	2,812	40.9
Product cost	1,978	28.8	3,038	31.4	1,060	53.6

Product gross profit	$4,892	71.2	$6,644	68.6	$1,752	35.8

*	Denotes % of product revenue for the period

**	Denotes % change from 2003 to 2004

The table below (unaudited, in thousands, except percentage data) sets forth the changes in service revenue, service cost of revenue and service gross profit:

	Three Months Ended March 31,
	2003	%*	2004	%*	Increase (decrease)	%**
Support and services revenue	$2,334	100.0	$2,159	100.0	$(175)	(7.5)
Support and services cost of revenue	276	11.8	285	13.2	9	3.3

Support and services gross profit	$2,058	88.2	$1,874	86.8	$(184)	(8.9)

*	Denotes % of support and services revenue for the period

**	Denotes % change from 2003 to 2004

Revenue

•	Hardware revenue increased period to period due to higher Visual UpTime hardware sales to SBC and MCI, who placed significant orders in 2004. These increases were partially offset by decreased revenue from AT&T, Sprint and Equant that resulted from increased competition and tighter inventory control.

•	Software revenue decreased from period to period due to decreased sales of Visual IP Insight licenses reflecting the typical quarterly fluctuation in revenue from the sale of that product due to the timing of sizeable orders from a limited number of service providers.

•	Support and services revenue decreased from period to period due to decreases in support revenue of $0.1 million due to Visual UpTime technical support contracts that were not renewed and to decreases in training and professional services revenue of $0.1 million resulting from decreased demand for these services.

Cost of revenue

•	Product cost of revenue increased from period to period due to increased sales of lower margin Visual UpTime hardware and decreased sales of higher margin software products.

Operating expenses

The table below (unaudited, in thousands, except percentage data) sets forth the changes in operating expenses:

	Three Months Ended March 31,
	2003	%*	2004	%*	Increase (decrease)	%**
Operating expenses
Research and development	$2,747	29.8	$2,670	22.5	$(77)	(2.8)
Sales and marketing	3,443	37.4	3,804	32.1	361	10.5
General and administrative	948	10.4	2,174	18.4	1,226	129.3

Total operating expenses	$7,138	77.6	$8,648	73.0	$1,510	21.2

*	Denotes % of total revenue for the period

**	Denotes % change from 2003 to 2004

•	Research and development expense decreased from period to period due to continued cost-cutting initiatives partially offset by increased bonuses of $0.1 million.

•	Sales and marketing expense increased from period to period due to $0.7 million of increased commissions and bonuses in 2004 partially offset by a $0.3 million reduction in marketing programs.

•	General and administrative expense increased from period to period due to increased professional services costs (including accounting and legal) of $1.3 million, increased bonuses of $0.1 million, and the amortization of deferred compensation expense of $0.1 million during 2004. These increases were partially offset by the sale of a previously written-off receivable related to the bankruptcy of MCI to an unrelated third party for $0.3 million, which was recorded as a reduction to bad debt expense in general and administrative expense during 2003.

Other items

The table below (unaudited, in thousands, except percentage data) sets forth the changes in other items:

	Three Months Ended March 31,
	2003	%*	2004	%*	Increase (decrease)	%**
Other income	$452	4.9	$—		$(452)	(100.0)
Interest income	37	0.4	27	0.2	(10)	(27.0)
Interest expense	(393)	(4.3)	(387)	3.3	6	1.5

*	Denotes % of total revenue for the period

**	Denotes % change from 2003 to 2004

•	Other income decreased from period to period due to a gain on the sale of a previously written-off investment recorded in 2003.

Liquidity and Capital Resources

At March 31, 2004, our principal source of liquidity was our existing balance of cash and cash equivalents of $16.7 million and our restricted short-term investments of $0.5 million.

Our operating activities provided $1.4 million in cash in the three months ended March 31, 2003 and consumed $26,000 in cash in the three months ended March 31, 2004. The primary reason for the decrease between the periods was a net change to working capital items primarily due to a large decrease in accounts receivable in 2003 versus a small increase in accounts receivable in 2004. The 2003 decrease was caused by a significant decline in revenue from the three months ended December 31, 2002 to the three months ended March 31, 2003.

Our investing activities provided cash and cash equivalents of $0.2 million and $0.7 million in the three months ended March 31, 2003 and 2004, respectively. Proceeds from a certificate of deposit liquidation were $0.5 and $1.0 million in the three months ended March 31, 2003 and 2004, respectively (see Note 2 of Notes to Consolidated Financial Statements).

Our financing activities provided cash and cash equivalents of $0.1 million and $0.4 million in the three months ended March 31, 2003 and 2004, respectively. Changes in cash related to these activities primarily relate to fluctuations in stock option exercise activity.

Future minimum payments, assuming no early payments, as of March 31, 2004 under the Debentures and non-cancelable operating leases are as follows (unaudited, in thousands):

	Debentures (1)	Operating Leases
2004	$396	$1,226
2005	528	1,604
2006	10,622	1,116
2007	—	1,144
2008	—	1,170
Thereafter	—	1,181

Total minimum payments	11,546	$7,441

Interest element of payments	(1,046)

Present value of future minimum payments	10,500
Unamortized debt discount	(1,561)

Total debentures	$8,939

(1)	Pursuant to the request of two Debenture holders, we plan to pay in cash no later than June 14, 2004, $1.5 million of the Debentures. Such repayment will adjust the amounts shown in the column accordingly.

We have a subtenant occupying a portion of our office space under a sublease that expires in December 2004. Future minimum lease payments due from the sublessee are approximately $0.3 million as of March 31, 2004.

The terms of the Debentures provide for a number of events that could trigger the Debenture holders’ right to force early payment of 115% of the outstanding principal plus accrued and unpaid interest. The terms also included financial targets related to our financial performance, which we did not meet for 2003. As a result, the Debenture holders may require that we pay, in whole or in part, at any time and from time to time, the outstanding principal amount of their Debenture holdings, plus accrued interest. Each early payment, if any, may be made in cash or common stock, at our option, provided certain conditions are satisfied, which we currently satisfy. If we choose to issue common stock to pay the debt, our stockholders could be subject to significant dilution.

Should we receive any payment requests, we intend to carefully evaluate and balance liquidity concerns with dilution considerations and make each determination on a case-by-case basis. If we choose to pay a Debenture holder with shares of our common stock and the per share issuance price of the stock is less than $3.5163, the conversion price of any outstanding Debentures would be adjusted downward to the issuance price of such stock. In addition, under the terms of the warrants held by the Debenture holders, an issuance of shares below the exercise price of the warrants would cause the exercise price to be adjusted on a weighted-average basis. Based upon our current revenue and expense expectations, we believe that we would have sufficient operating capital for at least the next twelve months in the event we paid all of the Debentures in cash.

On May 11, 2004, we received a definitive, binding notice from two Debenture holders requesting the repayment in full of an aggregate of $1.5 million of the Company’s $10.5 million outstanding Debentures. We plan to pay in cash such amounts and any interest due thereon no later than June 14, 2004, pursuant to the terms of the Debentures.

The following table outlines the number of shares into which the Debentures would be convertible if we issue additional equity (including for payment of the Debentures) at prices specified, as well as the total percent of the outstanding shares of the Company that such shares would represent upon conversion, calculated using the number of shares outstanding as of May 13, 2004:

Decline	Issuance Price	Debenture Shares(1)	% of Company
No anti-dilution	—	2,986,093	8.2%
25%	$2.6372	3,981,458	10.7%
50%	$1.7582	5,972,187	15.2%
75%	$0.8791	11,944,373	26.5%

(1)	These numbers and percentages do not reflect our anticipated repayment in cash of $1.5 million of the Debentures as previously described which will occur no later than June 14, 2004.

The warrants are subject to weighted average anti-dilution protection which would decrease the exercise price and increase the number of shares issuable under the warrants. These changes would be determined once the total investment amount and price per share of any future equity issuance were known.

In January 2004, we received a non-binding letter of intent from Silicon Valley Bank to establish a $6.0 million line of credit and we are currently in the final phase of negotiations. Borrowings under the line of credit would only be available for working capital purposes once the agreement is finalized and the Debentures are repaid.

We are involved in two separate lawsuits in which we are litigating (i) claims by a competitor that our products fringe the patents held by that competitor; (ii) our claims that that competitor’s products infringe patents held by us; and (iii) an unfair competition claim. Despite our belief that our claims are correct and that our position will ultimately be vindicated, the conduct of this litigation may be expensive and may divert our limited resources from other more productive activities, resulting in adverse effects on our business and results of operations. At this point in the litigation, the likelihood of any outcome cannot be determined and the adverse effect of any finding cannot be estimated.

We have commitments related to inventory purchased by certain suppliers on our behalf. If such inventory is not used within a specified period of time or we discontinue a product for which the suppliers have made purchases or we terminate a relationship with the supplier for which we have set minimum inventory requirements, we are required to purchase the excess inventory from the suppliers. Additionally, if we cancel a purchase order placed with a supplier, we may be subject to certain costs and fees. As of March 31, 2004, anticipated demand exceeds the supply of inventory. As such, we do not have a liability recorded as of March 31, 2004 for inventory purchase commitment.

We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any so-called limited purpose entities, which include special purpose entities and structured finance entities.

We require substantial working capital to fund our business, particularly to finance inventories, accounts receivable, research and development activities, operating expenses and capital expenditures. To date, we have financed our operations and capital expenditures primarily with the proceeds from our initial public offering (completed in February 1998), cash provided by operating activities, bank borrowings, and the proceeds from the issuance of the Debentures. Our future capital requirements will depend on many factors, including the repayment of the Debentures, the rate of future revenue growth, if any, the acceptance of our new Visual UpTime Select product suite by our customers. Other relevant factors include our gross profits and our levels of operating expenses, including product research and development, sales and marketing and general and administrative expenses. If cash provided by currently available sources is not sufficient, we will be required to further reduce our expenditures for operations or to seek additional capital through other means that may include additional borrowings, the sale of equity securities or the sale of assets. Furthermore, our ongoing negotiations with Silicon Valley Bank may be unsuccessful in establishing a line of credit. Under those circumstances, there can be no assurance that additional capital will be available, or available on terms that are reasonable or acceptable to us, and our business and financial condition may be materially and adversely affected.

Item 3.	Qualitative and Quantitative Disclosure About Market Risk

The Debentures bear interest at a fixed annual rate of 5%. We are also exposed to market risk from changes in interest rates. Our investment policy restricts us to investing only in investment-grade securities. A failure of these investment securities to perform at their historical levels could reduce the interest income realized by us.

While substantially all of our product sales to date have been made to customers in the United States, we plan to sell our products to foreign customers at prices denominated in United States dollars. However, if we commence selling material volumes of product to such customers at prices not denominated in United States dollars, we intend to adopt a strategy to hedge against fluctuations in foreign currency.

Item 4.	Controls and Procedures

Our management, under the supervision and with the participation of Lawrence S. Barker, our President and Chief Executive Officer, and George J. Roberts, our Executive Vice President and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, Messrs. Barker and Roberts have concluded that as of March 31, 2004, our disclosure controls and procedures are effective. There have been no significant changes in our internal control or in factors that could significantly affect internal control or in factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In January 2004, we received notice that a lawsuit has been filed by Paradyne Networks, Inc. (“Paradyne”), of Largo, Florida, in the United States District Court for the Middle District of Florida, Tampa Division, seeking damages, and injunctive and declaratory relief, for Visual Networks, Inc.’s alleged infringement of patents owned by a subsidiary of Paradyne. We intend to vigorously defend ourselves, and have moved to dismiss the lawsuit. That motion to dismiss is pending before the court. Paradyne has indicated that it intends to seek leave of the Court to amend its complaint. We intend to resist its efforts to do so. Despite our belief that our products do not infringe upon the Paradyne subsidiary’s patents and that these claims are frivolous and without merit, the conduct of this litigation may be expensive and may divert our limited resources from other more productive activities, resulting in adverse affects on our business and results of operations.

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

None.

Item 6.

(a) Exhibits

The following exhibits are filed or incorporated by reference as stated below:

Exhibit	Number Description

3.1$	Amended and Restated Certificate of Incorporation of the Company.

3.1.1@	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.2*	Restated By-Laws of the Company.

4.1@@	Registration Rights Agreement, dated as of March 25, 2002, between Visual Networks Inc. and the Purchasers named therein (filed as Exhibit 99.3 to the Form 8-K).

4.2@@	Form of 5% Senior Secured Convertible Debenture of Visual Networks, Inc. due March 25, 2006 (filed as Exhibit 99.2 to the Form 8-K).

4.3@@	Form of Warrant of Visual Networks, Inc., dated March 25, 2002 (filed as Exhibit 99.4 to the Form 8-K).

10.1*	1994 Stock Option Plan.

10.2*	1997 Omnibus Stock Plan, as amended.

10.2.1**	Amendment No. 2 to the 1997 Omnibus Stock Plan (related to Exhibit 10.2).

10.3*	Amended and Restated 1997 Directors’ Stock Option Plan.

10.3.1**	Amendment No. 2 to the 1997 Directors’ Stock Option Plan (related to Exhibit 10.3).

10.4!!	2000 Stock Incentive Plan, as amended.

10.4.1**	Amendment No. 1 to the 2000 Stock Incentive Plan (related to Exhibit 10.4).

10.4.2	Amendment No. 2 to the 2000 Stock Incentive Plan (related to Exhibit 10.4)

10.5*+	Reseller/Integration Agreement, dated August 29, 1997, by and between the Company and MCI Telecommunications Corporation.

10.5.1$$$++	Second Amendment, dated November 4, 1998, to the Reseller/Integration Agreement between the Company and MCI Telecommunications Corporation (relating to Exhibit 10.5).

10.5.2&&	Agreement, dated July 25, 2002, by and between the Company and MCI WorldCom Network Services, Inc.

10.5.3!	Amendment to the Agreement by and between the Company and MCI WorldCom Network Services, Inc. (related to Exhibit 10.5.2).

10.6****++	Master Purchase of Equipment and Services Agreement, dated as of May 22, 2000, between Sprint/United Management Company and the Company.

10.6.1&&&&&	Amendment No. Two to Master Purchase Agreement, dated as of May 23, 2003, between Sprint/United Management Company and the Company (related to Exhibit 10.6).

10.6.2++	Amendment No. Three to Master Purchase Agreement, dated as of March 8, 2004, between Sprint/United Management Company and the Company (related to Exhibit 10.6).

10.7*+	General Agreement for the Procurement of Equipment, Services and Supplies, dated November 26, 1997, between the Company and AT&T Corp.

10.8*	Lease Agreement, dated December 12, 1996, by and between the Company and The Equitable Life Assurance Society of the United States.

10.8.1*	Lease Amendment, dated September 2, 1997, by and between the Company and The Equitable Life Assurance Society of the United States (related to Exhibit 10.8).

10.8.2$$$	Second Lease Amendment, dated February 8, 1999, by and between the Company and TA/Western, LLC, successor to The Equitable Life Assurance Society of the United States (relating to Exhibit 10.8).

10.8.3***	Third Lease Amendment, dated January 10, 2000, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8).

10.8.4!!	Fourth Lease Amendment, dated May 17, 2000, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8).

10.8.5$$$$	Fifth Lease Amendment, dated December 29, 2003, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8 and filed herewith).

10.9&&&	2003 Stock Incentive Plan.

10.9.1	Amendment No. 1 to 2003 Stock Incentive Plan (related to Exhibit 10.9).

10.11!!	Lease Agreement, dated April 7, 2000, by and between Visual Networks, Inc. and TA/ Western, LLC.

10.11.1$$$$	Lease Termination Agreement, dated December 29, 2003, by and between the Company and TA/Western, LLC (relating to Exhibit 10.11).

10.20$$	1999 Employee Stock Purchase Plan, as amended April 11, 2001 and January 9, 2002.

10.28	Employment Agreement, dated April 28, 2004, by and between the Company and Lawrence S. Barker.

10.29@@@	Nonstatutory Stock Option Grant Agreement, dated April 28, 2003, by and between the Company and Lawrence S. Barker.

10.29.1	Nonstatutory Stock Option Grant Agreement, dated April 14, 2004, by and between the Company and Lawrence S. Barker.

10.29.2	Nonstatutory Stock Option Grant Agreement, dated April 14, 2004, by and between the Company and Lawrence S. Barker.

10.30!!!	Terms of Employment, dated July 27, 2000, by and between the Company and Steve Hindman.

10.31&&&&	Terms of Employment, dated January 2, 2003, by and between the Company and Wayne Fuller.

10.33@@	Securities Purchase Agreement, dated as of March 25, 2002, between Visual Networks, Inc. and the Purchasers named therein (filed as Exhibit 99.1 to the Form 8-K).

10.36++&	Agreement for Electronic Manufacturing Services, dated March 1, 2000, by and between Visual Networks Operations, Inc. and Celestica Corporation.

10.37**	OEM Software License Agreement between Cisco Systems, Inc. and the Company, dated December 3, 2002.

10.37.1**	Amendment No. 1 to the OEM Software License Agreement between Cisco and the Company, effective December 3, 2002 (related to Exhibit 10.37).

10.39&&&&&	Employment Agreement, dated August 1, 2003, by and between the Company and George J. Roberts.

10.39.1$$$$	Nonstatutory Stock Option Grant Agreement, dated August 19, 2003, by and between the Company and George J. Roberts.

21.1$$$$	List of subsidiaries of the Company.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-41517.

**	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

***	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

****	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

@	Incorporated herein by reference to the Company’s Registration Statement on Form S-4, No. 333-33946.

@@	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed March 27, 2002.

@@@	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003.

$	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1999.

$$	Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed April 24, 2002.

$$$	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

$$$$	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

+	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application Requesting Confidential Treatment under Rule 406 of the Securities Act, filed on December 22, 1997, January 28, 1998 and February 4, 1998.

++	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act.

!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002.

!!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000.

!!!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001.

!!!!	Incorporated herein by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.

&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

&&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002.

&&&	Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2003.

&&&&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2003.

&&&&&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003.

(b) Reports on Form 8-K

(1)	On January 16, 2004, we filed a Form 8-K containing a script of the conference call on January 15, 2004 regarding our financial results for the three months ended December 31, 2003.

(2)	On January 16, 2004, we filed a Form 8-K containing the press release issued on January 15, 2004 regarding our financial results for the three months ended December 31, 2003.

(3)	On January 23, 2004, we filed a Form 8-K regarding a lawsuit filed by Paradyne Networks, Inc. against the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISUAL NETWORKS, INC.

By:	/s/ Lawrence S. Barker

Lawrence S. Barker President and Chief Executive Officer

Date:    May 14, 2004