Form 10-Q
period 2004-06-30
VISUAL NETWORKS INC
filed 2004-08-11
CIK 1000495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-0001

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 2004

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.01 per share, as of August 9, 2004 was 33,272,007 shares.

VISUAL NETWORKS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2004

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

VISUAL NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2003	June 30, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,671	$13,555
Restricted short-term investments	1,530	528
Accounts receivable, net of allowance of $377 and $257, respectively	2,326	4,636
Inventory	3,346	2,005
Deferred debt issuance costs	532	355
Other current assets	256	884

Total current assets	23,661	21,963
Property and equipment, net	2,378	2,056

Total assets	$26,039	$24,019

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,115	$8,279
Deferred revenue	6,333	5,302
Convertible debentures, net of unamortized debt discount of $1,756 and $1,171, respectively	8,744	7,829

Total current liabilities	23,192	21,410
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized, 32,866,010 and 33,231,836 shares issued and outstanding, respectively	328	332
Additional paid-in capital	475,222	476,093
Warrants	2,087	2,087
Deferred compensation	—	(209)
Accumulated deficit	(474,790)	(475,694)

Total stockholders’ equity	2,847	2,609

Total liabilities and stockholders’ equity	$26,039	$24,019

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004
Revenue:
Hardware	$6,572	$9,091	$13,146	$18,621
Software	732	1,514	1,028	1,666
Support and services	2,469	2,218	4,803	4,377

Total revenue	9,773	12,823	18,977	24,664

Cost of revenue:
Product	2,306	3,745	4,284	6,783
Support and services	259	257	535	542

Total cost of revenue	2,565	4,002	4,819	7,325

Gross profit	7,208	8,821	14,158	17,339

Operating expenses:
Research and development	2,572	2,391	5,319	5,061
Sales and marketing	3,437	3,968	6,880	7,772
General and administrative	1,512	2,278	2,460	4,452

Total operating expenses	7,521	8,637	14,659	17,285

Income (loss) from operations	(313)	184	(501)	54
Other income (expense)	—	(262)	452	(262)
Interest income	28	35	65	62
Interest expense	(392)	(371)	(785)	(758)

Net loss	$(677)	$(414)	$(769)	$(904)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.02)	$(0.03)

Basic and diluted weighted-average shares outstanding	32,569	33,185	32,500	33,098

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2003	2004
Cash Flows From Operating Activities:
Net loss	$(769)	$(904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,019	744
Non-cash interest expense	508	500
Early extinguishment of debt	—	262
Bad debt expense	—	(6)
Non-cash compensation expense	2	121
Changes in assets and liabilities:
Accounts receivable	302	(2,304)
Inventory	(104)	1,341
Other assets	(792)	(628)
Accounts payable and accrued expenses	(2,693)	164
Deferred revenue	(414)	(1,031)

Net cash used in operating activities	(2,941)	(1,741)

Cash Flows From Investing Activities:
Sales of short-term investments	503	1,002
Expenditures for property and equipment	(428)	(422)

Net cash provided by investing activities	75	580

Cash Flows From Financing Activities:
Exercise of stock options and employee stock purchase plan	222	545
Repayment of debentures	—	(1,500)

Net cash provided by (used in) financing activities	222	(955)

Net decrease in Cash and Cash Equivalents	(2,644)	(2,116)
Cash and Cash Equivalents, Beginning of Period	12,708	15,671

Cash and Cash Equivalents, End of Period	$10,064	$13,555

Supplemental Cash Flow Information:
Cash paid for interest	$277	$258

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies:

Visual Networks, Inc. (the “Company”) designs, manufactures, sells and supports performance management platforms for communications networks.

Risk Factors

The Company is subject to certain risks and uncertainties which could affect its ability to continue as a going concern. These risks and uncertainties include the timing and nature of payment on the outstanding debentures (see Note 3), expenses and an uncertain outcome associated with the Paradyne litigation (see Note 4), customer migration to UpTime Select, availability of hardware components, reliance on two subcontract manufacturers, limited access to the new line of credit (see Note 2), substantial dilution if the Company is required to raise capital through the sale of equity, the Company’s history of losses and the size of its accumulated deficit, uncertainty about future profitability, dependence on a limited number of major service provider customers for the majority of its revenue, long sales cycles, rapidly changing technology, competition from several market segments, potential errors in the Company’s products or services, and anti-takeover protections that may delay or prevent a change in control that could benefit stockholders.

The future success of the Company will depend upon its ability to generate adequate cash for operating and capital needs. The Company is relying on its existing balance of cash and cash equivalents ($13.6 million at June 30, 2004), together with future sales and the collection of the related accounts receivable to meet its future operating cash requirements. If cash provided by these sources and the new line of credit is not sufficient to fund future operations, the Company will be required to further reduce its expenditures for operations or to seek additional capital through other means that may include additional borrowings, the sale of equity securities or the sale of assets. Under those circumstances, there can be no assurances that additional capital would be available under reasonable or acceptable terms, particularly in light of the Company’s history of losses and accumulated deficit position.

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

These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring which are necessary for a fair presentation of results for the interim periods. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that will be achieved for the year ending December 31, 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of Visual Networks, Inc. and its wholly owned subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation.

Investments

At June 30, 2004, the Company holds a certificate of deposit (“CD”) in the amount of $0.5 million that matures on July 31, 2004. This CD collateralizes a $0.5 million letter of credit expiring on September 30, 2004 and issued in favor of a subcontract manufacturer. The balance of this collateralizing CD was $1.5 million at December 31, 2003. Subsequent to June 30, 2004, the subcontract manufacturer eliminated its letter of credit requirement and the $0.5 million CD became unrestricted.

At June 30, 2004, the Company holds another CD in the amount of $28,000, which matures on August 25, 2004, to collateralize a $28,000 letter of credit expiring on July 30, 2004 and issued in favor of a customer.

The CDs have been reflected as restricted short-term investments in the accompanying consolidated balance sheets at December 31, 2003 and June 30, 2004.

Inventory

Inventory, stated at the lower of standard cost or market, with costs determined on the first-in, first-out basis, consists of the following (unaudited, in thousands):

	December 31, 2003	June 30, 2004
Raw materials	$2,114	$2,124
Work-in-progress	74	118
Finished goods	4,796	2,574

Gross inventory	$6,984	4,816

Reserve for excess and obsolete inventory	(3,638)	(2,811)

	$3,346	$2,005

The Company records a provision for excess and obsolete inventory whenever such an impairment has been identified. The following is a summary of the change in the Company’s reserve for excess and obsolete inventory during the three months ended June 30, 2003 and 2004 (unaudited, in thousands):

	2003	2004
Balance, beginning of period	$4,673	$3,593
Reserve for excess and obsolete inventory	—	24
Actual inventory scrapped	(13)	(806)

Balance, end of period	$4,660	$2,811

The following is a summary of the change in the Company’s reserve for excess and obsolete inventory during the six months ended June 30, 2003 and 2004 (unaudited, in thousands):

	2003	2004
Balance, beginning of period	$4,930	$3,638
Reserve for excess and obsolete inventory	—	414
Sale of previously reserved inventory	—	(66)
Actual inventory scrapped	(270)	(1,175)

Balance, end of period	$4,660	$2,811

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (unaudited, in thousands):

	December 31, 2003	June 30, 2004
Accounts payable	$2,452	$1,914
Accrued compensation	1,387	1,556
Other accrued expenses	4,276	4,809

	$8,115	$8,279

Revenue Recognition

The Company’s products and services include hardware, software, professional services and technical support. Professional services and technical support revenues are included in support and services revenue in the accompanying consolidated statements of operations. The Company recognizes revenue from the sale or license of its products in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” and SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which summarizes existing accounting literature and requires that four criteria be met prior to the recognition of revenue. The Company’s accounting policies regarding revenue recognition are written to comply with the following criteria: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is probable.

The Company sells its products directly to service providers, through resellers (indirect channels) and, occasionally, to end-user customers. Certain reseller customers have stock rotation rights, under which the customer can exchange products for other products of equal or greater cost, subject to certain limitations, based on their end-user customers’ requirements. The Company recognizes revenue under these arrangements once the stock rotation right expires, a specific end-user customer has been identified, or the product has been resold by the distributor.

To determine if a fee is fixed or determinable, the Company evaluates rights of return, customer acceptance rights, if applicable, and multiple-element arrangements of products and services to determine the impact on revenue recognition. The Company’s agreements generally have not included rights of return except in certain reseller relationships that include stock rotation rights. If an agreement provides for a right of return, the Company typically recognizes revenue when the right has expired, a specific end-user customer has been identified, or the product has been resold by the distribution channel. If the Company has sufficient historical information to allow it to make an estimate of returns in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists,” the Company defers an estimate for such returns and recognizes the remainder at the date of shipment. If an agreement provides for evaluation or customer acceptance, the Company recognizes revenue upon the completion of the evaluation process, acceptance of the product by the customer and completion of all other criteria. Most of the Company’s sales are multiple element arrangements and include hardware, software, and technical support. The Company’s software sales sometimes include professional services for implementation but these services are not a significant source of revenue. Training is also offered but is not a significant source of revenue. Revenue from multiple element arrangements is recognized using the residual method whereby the fair value of any undelivered elements, such as customer support and services, is deferred and any residual value is allocated to the software and recognized as revenue upon delivery. The fair values of any undelivered elements, typically professional services, technical support and training, have been determined based on the Company’s specific objective evidence of fair value, which is based on the price that the Company charges customers when the element is sold separately. Should the Company introduce new multiple element arrangements into its sales channels, a determination of the objective evidence of the fair value of the undelivered elements will be necessary and an inability to provide objective evidence could impact the Company’s ability to recognize revenue.

The Company generally recognizes revenue from services when the services are performed. The Company’s technical support contracts require it to provide technical support and unspecified software updates to customers on a when and if available basis. The Company recognizes customer support revenue, including support revenue that is bundled with product sales, ratably over the term of the contract period, which generally ranges from one to three years.

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

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company generally sells its products to large telecommunications and Internet service provider companies primarily in the United States. The Company grants credit terms without collateral to its customers and, other than a loss related to the MCI bankruptcy (described below), has not experienced any significant credit related losses. Accounts receivable include allowances to record receivables at their estimated net realizable value.

A significant customer of the Company, MCI, filed for bankruptcy on July 21, 2002. During the three months ended March 31, 2003, the Company sold approximately $0.7 million of previously written off MCI receivables to an unrelated third party for approximately $0.3 million, which was recorded as a reduction to bad debt expense included in general and administrative expense in the consolidated statement of operations for that period. Subsequent to its bankruptcy filing, MCI has complied with all agreements which revised payment terms with the Company. MCI emerged from bankruptcy in April 2004 and continues to be a significant customer.

Warranty and Indemnifications

The Company accounts for and discloses its obligations for warranties in accordance with FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires the accounting for and disclosure of guarantees and clarifies the requirements of FASB No. 5, “Accounting for Contingencies.”

The Company warrants Visual UpTime hardware for periods of up to five years. The Company warrants Visual UpTime Select hardware for one year. The Company estimates its warranty obligation at the end of each period and charges changes in the liability to cost of revenue in the respective period. Such estimates are based on actual warranty cost experience.

The Company typically includes standard intellectual property indemnification clauses in software license agreements. Pursuant to these clauses, the Company agrees to pay any final judgments or final settlements against the customer, in connection with certain intellectual property infringement claims by third parties relating to the Company’s products. The indemnification clauses apply at any time after the execution of the software license agreement. In addition, the Company generally warrants that software products will perform in accordance with material specifications in effect at the time of delivery of the licensed products to the customer for 90 days following delivery. The Company has not experienced any material intellectual property indemnification claims historically and has no amounts accrued as of June 30, 2004 relating to such obligations.

The following is a summary of the change in the Company’s accrued warranty during the three months ended June 30, 2003 and 2004 (unaudited, in thousands):

	2003	2004
Balance, beginning of period	$421	$428
Provisions for warranty	36	30
Settlements made	(23)	(30)

Balance, end of period	$434	$428

The following is a summary of the change in the Company’s accrued warranty during the six months ended June 30, 2003 and 2004 (unaudited, in thousands):

	2003	2004
Balance, beginning of period	$402	$425
Provisions for warranty	71	52
Settlements made	(39)	(49)

Balance, end of period	$434	$428

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

For the three months ended June 30, 2003, three customers individually represented 34%, 20% and 10% of revenue. For the three months ended June 30, 2004, three customers individually represented 24%, 24% and 23% of revenue. For the six months ended June 30, 2003, three customers individually represented 35%, 21% and 10% of revenue. For the six months ended June 30, 2004, four customers individually represented 21%, 20%, 19% and 17% of revenue.

The Company’s major service provider customers include, among others: AT&T, MCI, SBC, Sprint and Verizon. The revenue from sales to service providers was 83% and 85% for the three months ended June 30, 2003 and 2004, respectively. The revenue from sales to service providers was 84% and 87% for the six months ended June 30, 2003 and 2004, respectively. The supply agreements with the Company’s significant customers do not contain minimum purchase requirements.

As of June 30, 2004, four customers individually represented 25%, 19%, 18% and 13% of accounts receivable.

Accounting for Stock Options

The Company has accounted for its stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock

Compensation, an Interpretation of APB Opinion No. 25,” and present the pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

During the three months ended March 31, 2004, the Company granted non-qualified stock options to purchase 465,213 shares of common stock to employees, under the 1997 Non-Qualified Stock Option Plan, at an issuance price that was less than the fair market value of the Company’s common stock and recorded deferred compensation of $330,000. The deferred compensation is being amortized over the vesting period of the stock options, which is 20% as of the grant date and the remaining portion over 24 equal monthly installments after the grant date. As a result, the Company recorded deferred compensation expense of approximately $33,000 and $121,000 during the three and six months ended June 30, 2004, respectively. The Company also recorded deferred compensation expense of $2,000 during the six months ended June 30, 2003.

If compensation expense had been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss per share would have increased to the pro forma amounts indicated below (unaudited, in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net loss, as reported	$(677)	$(414)	$(769)	$(904)
Add: Stock-based employee compensation expense included in reported net loss	—	33	2	121
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,469)	(1,101)	(2,942)	(2,432)

Pro forma net loss	$(2,146)	$(1,482)	$(3,709)	$(3,215)

Loss per share:
Basic and diluted: as reported	$(0.02)	$(0.01)	$(0.02)	$(0.03)

Basic and diluted: pro forma	$(0.07)	$(0.04)	$(0.11)	$(0.10)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the six months ended June 30, 2003 and 2004: no dividend yield, expected volatility from 100% to 587%, risk-free interest rates from 3.4% to 4.4% and an expected term of 5 years. Assumptions used in determining the fair value of options are used solely for this purpose and there is no prediction or guarantee that the expense reflected under these assumptions will be realized.

Basic and Diluted Earnings (Loss) Per Share

SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings (loss) per share. Basic earnings or loss per share includes no dilution effect and is computed by dividing net income or net loss available to common stockholders by the weighted-average number of common shares outstanding for the period.

Diluted earnings or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options and warrants to purchase 9,590,533 and 10,295,407 shares of common stock outstanding at June 30, 2003 and 2004, respectively, were not included in the computation of diluted loss per share as their effect would be anti-dilutive. The effect of the Debentures issued in March 2002 (see Note 3) that are potentially convertible into 2,986,093 and 2,559,509 shares of common stock at June 30, 2003 and 2004, respectively, has not been included in the computation of diluted loss per share as such effect would be anti-dilutive.

The computation of the loss per share is as follows (unaudited, in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net loss	$(677)	$(414)	$(769)	$(904)
Basic and diluted weighted-average number of shares of common stock outstanding	32,569	33,185	32,500	33,098
Loss per common share:
Basic and diluted	$(0.02)	$(0.01)	$(0.02)	$(0.03)

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

2.	Bank Borrowings:

In December 2000, Silicon Valley Bank (“SVB”) had issued a $1.5 million standby letter of credit, as amended, in favor of one of the Company’s subcontract manufacturers that expires on September 30, 2004. The letter of credit, secured by the pledge of a CD in the amount of $1.5 million that matures on July 30, 2004, was $1.5 million as of December 31, 2003. In the three months ended March 31, 2004, the letter of credit and corresponding CD were reduced from $1.5 million to $0.5 million. The $1.0 million reduction in the CD was a source of cash in the three months ended March 31, 2004. Subsequent to June 30, 2004, the subcontract manufacturer eliminated its line of credit requirements and the $0.5 million CD became unrestricted.

The Company and SVB have entered into a $6.0 million line of credit. Borrowings under the line of credit are available only for working capital purposes once the debentures (see Note 3) have been fully paid. The Company entered into this line of credit agreement to provide additional capital in the event the debentures are paid in cash. No amounts are outstanding under this line of credit at June 30, 2004.

The Loan and Security Agreement with SVB expires on July 22, 2005, at which time any outstanding advances under the agreement are immediately payable. Under the agreement, the Company can make advances not exceeding the lesser of (a) $6.0 million or (b) a borrowing base which is 80% of eligible accounts receivable as defined in the agreement. Interest is payable monthly at the greater of (i) SVB’s prime rate plus 1.25% per annum or (ii) 5.25% per annum. Collateral under the agreement consists of the Company’s right, title and interest in and to substantially all of its assets other than its intellectual property. The agreement subjects the Company to certain financial and other covenants, which are presently met.

3.	Convertible Debentures:

In March 2002, the Company issued senior secured convertible debentures (the “Debentures”) in the aggregate amount of $10.5 million in a private placement. The Debentures are due March 25, 2006, are payable in cash or common stock at the Company’s option provided certain conditions are satisfied, which are currently satisfied. The Debentures bear interest at an annual rate of 5% payable quarterly in cash or common stock, at the Company’s option, provided certain conditions are satisfied, which are currently satisfied. To date, all quarterly interest payments under the Debentures have been made in cash. The Debentures are convertible into 2,986,093 shares of common stock at the option of the Debenture holders at a price of $3.5163 per share, subject to certain adjustments. The conversion price of the Debentures will adjust if the Company issues additional equity or instruments convertible into equity at a price that is less than the then-effective conversion price of the Debentures. The Company has the right to require the holders to convert their Debenture holdings into common stock if the value weighted average price of the Company’s common stock exceeds 175% of the conversion price for 20 consecutive trading days. Debentures totaling $1.5 million were paid in cash in June 2004. The remaining Debentures are convertible into 2,559,509 shares of common stock at June 30, 2004.

In connection with the issuance of the Debentures, the Company issued to the holders warrants to purchase 828,861 shares of its common stock at an exercise price of $4.2755 per share. If the Company issues additional equity or instruments convertible into equity at a lower price than the then-effective exercise price, the exercise price would be adjusted downward on a weighted average basis. The warrants expire on March 25, 2007.

Because the Company did not meet the financial targets for 2003 set forth in the Debentures, the Debenture holders may require that the Company pay, in whole or in part, at any time and from time to time, the outstanding principal amount of their Debenture holdings, plus accrued interest. Under the terms of the Debentures: (i) a Debenture holder electing payment for some portion of the Debentures must notify the Company of this election; (ii) the Company, in turn, must notify the Debenture holder of the manner in which it intends to pay that Debenture holder (either all cash or all common stock); and (iii) the notifying Debenture holder then notifies the Company of the amount to be paid in that form at that time. The redemption of each Debenture may be made in cash or common stock, at the Company’s option, provided certain conditions are satisfied, which the Company currently satisfies. If the Company chooses to issue common stock to pay the debt, its stockholders could be subject to significant dilution.

On May 11, 2004, the Company received a definitive, binding notice from two Debenture holders requesting the payment in full of an aggregate of $1.5 million of the Company’s $10.5 million outstanding Debentures. On June 11, 2004, the Company paid $1.5 million in cash to these two Debenture holders.

The Company expects that its existing capital resources will enable it to pay the remaining Debentures in cash, if such payment is required. However, if the Company’s remaining cash balance and available line of credit are not sufficient to fund operations, the Company would need to seek additional capital through additional borrowings, a sale of additional securities or a sale of assets. The results of raising such capital may be dilutive. There can be no assurance that such additional capital will be available, or available on terms that are reasonable or acceptable to the Company. If the Company is unable to raise sufficient cash, the business and financial condition of the Company could be materially and adversely affected.

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

The aggregate amount of the Debentures is reflected in the accompanying balance sheets as a current liability of $10.5 million and $9.0 million, net of unamortized debt discount of approximately $1.8 million and $1.2 million, as of December 31, 2003 and June 30, 2004, respectively. The net amount represents the fair market value after allocating the proceeds to the various additional components of the debt. Approximately $2.1 million in proceeds from the Debentures were allocated to the value of the warrants. The fair value of the warrants was determined using the Black-Scholes valuation model with the following assumptions: no dividend yield, expected volatility of 129%, risk-free interest rate of 4.85% and a term of five years. Approximately $300,000 in proceeds from the Debentures was allocated to the value of the rights of the holders to purchase shares of preferred stock, which expired in 2002, as determined by an appraisal. On the date of issuance of the Debentures, the conversion price of the Debentures, after taking into consideration the allocation of proceeds to the warrants and Preferred Stock Rights, was less than the quoted market price of the Company’s common stock. Accordingly, approximately $1.0 million in proceeds from the Debentures was allocated to additional paid-in capital to recognize this beneficial conversion feature. The discount on the Debentures resulting from the allocation of proceeds to the value of the warrants, Preferred Stock Rights and beneficial conversion is being amortized as a charge to interest expense over the four-year period until the Debentures become due in March 2006. Debt issuance costs of approximately $900,000 were deferred and are being amortized over the term of the Debentures. Because of the early payment of $1.5 million of the outstanding Debentures in June 2004, the ratable, remaining portion of discount and debt issuance costs of $0.3 million associated with this $1.5 million was amortized immediately and reflected as other expense in the Statements of Operations for the three and six months ended June 30, 2004.

4.	Commitments and Contingencies

In January 2004, the Company received notice that a lawsuit had been filed by Paradyne Networks, Inc. (“Paradyne”) of Largo, Florida, in the United States District Court for the Middle District of Florida, Tampa

Division (the “Court”), seeking damages, and injunctive and declaratory relief, for the Company’s alleged infringement of patents owned by Paradyne Corporation, a subsidiary of Paradyne.

On May 14, 2004, the Court granted the Company’s motion to dismiss the case for lack of subject matter and personal jurisdiction and denied Paradyne’s motion for leave to amend its complaint and its motion for preliminary injunction. Paradyne did not appeal the decision.

In a related matter, one of the Company’s subsidiaries, Visual Networks Operations, Inc., filed a lawsuit in United States District Court for the District of Maryland, Southern Division, against Paradyne Corporation. This lawsuit requests declaratory judgment that Visual UpTime and Visual IP InSight do not infringe certain patents owned by Paradyne Corporation and alleges that Paradyne’s assertion of its patents against the Company is baseless and has been for the sole purpose of obtaining an unfair competitive advantage, and that Paradyne has infringed certain patents owned by the Company. Paradyne filed counterclaims alleging the Visual Networks, Inc. infringement of its patents, mirroring the Florida claims.

Despite the Company’s belief that its products do not infringe upon Paradyne’s patents and that Paradyne’s claims are frivolous and without merit, the conduct of the litigation is expensive and may divert the Company’s resources from other activities, which could have a material adverse effect on the Company’s business and results of operations.

The Company is periodically a party to disputes arising from normal business activities including various employee-related matters. In the opinion of management, resolution of these various employee-related matters will not have a material adverse effect upon the Company’s financial position or future operating results.

Litigation costs are expensed as incurred.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements that involve risks and uncertainties. Under the section “Risk Factors”, we have described what we believe to be some of the major risks related to these forward-looking statements, as well as the general outlook for our business. Investors should review these risk factors and the rest of this Quarterly Report in combination with the more detailed description of our business in our 2003 Annual Report on Form 10-K for a more complete understanding of the risks associated with an investment in our common stock.

Overview

We design, manufacture, sell, and support performance management platforms for communications networks. We have two product lines, UpTime and IP InSight.

These product lines allow businesses and organizations (which we call enterprises), and their providers of network services (which we call service providers and systems integrators) to measure the performance of their networks, to determine whether a network is performing consistent with the requirements of the software applications running on that network, and to determine whether the level of service being provided is meeting those standards agreed upon by the service provider and its enterprise customer. These platforms also help enterprises to understand how their software applications and users are using the network, the performance those applications and users are experiencing, and required network capacity. Our platforms constantly monitor the data traffic traveling between service providers’ and enterprises’ networks. Network operators using our platforms can quickly identify and isolate network problems without dispatching personnel to remote sites. By learning how much traffic is traveling on the service provider network and understanding the characteristics of that traffic, network operators can efficiently address bandwidth capacity and response time issues. Although our products do not currently perform any active control of networks or applications, they are categorized as “performance management” tools and we may refer to our products as those that “manage” networks.

UpTime manages the performance of application delivery on private data networks and consists of Visual UpTime® and Visual UpTime® Select™. UpTime is our original flagship product suite.

UpTime Select was introduced in October 2003 as the successor to UpTime. UpTime Select offers a flexible, software-based solution that enterprise customers, service providers and systems integrators can cost-effectively implement and incrementally enhance in step with the unique and changing needs of their dynamic IT environments. We recorded initial UpTime Select revenue in the three months ended June 30, 2004.

Visual IP InSight® is a software-based service performance management platform for public IP networks. It enables service providers and enterprises to manage IP connectivity and accessibility to IP network services from the end-user’s perspective. It helps manage IP connectivity independent of IP access technologies.

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

Service providers and systems integrators use our products to create services that are differentiated from their competitors and to reduce their operating and other costs associated with initiating and providing services for their customers. Our major service provider customers include, among others: AT&T, MCI, SBC, Sprint and Verizon.

We incurred net losses in 2003 through the six months ended June 30, 2004. Our 2003 revenue was adversely affected by a continued slowdown in the global economy and depressed end-user information technology spending. These factors contributed to significant competitive pressure on the average selling price of our products, tighter service provider inventory control and the loss of business to competitors.

In line with the general economic recovery and the increased end-user information technology spending by enterprises in 2004, we have recorded sequential quarterly revenue improvement since the three months ended September 30, 2003. Despite this sequential improvement, there can be no assurance that there will be continued revenue growth and/or a return to profitability.

Results of Operations

The primary statements of operations components are:

Revenue. Our revenue consists of three types: hardware, software, and support and services. The sale of licenses is classified as software revenue. The sale of the hardware component of the Visual UpTime and Visual UpTime Select platforms, the analysis service element (“ASE”), is classified as hardware. UpTime sales are primarily hardware. In contrast, UpTime Select sales have unbundled hardware and software components and such sales are reflected under hardware and/or software as appropriate. Sales of IP InSight are primarily classified as software. Sales of discontinued products are software revenue. Sales of technical support, professional services and training for all of our products are classified as support and services revenue.

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

Operating expenses.

Research and development expense. Research and development expense consists primarily of research and development staff compensation, depreciation of test and development equipment, outsourced software development costs and costs of prototype materials.

Sales and marketing expense. Sales and marketing expense consists of sales and marketing staff compensation, commissions, pre-sales support, travel and entertainment, trade shows and other marketing programs.

General and administrative expense. General and administrative expense consists of the costs of executive management, finance, administration and other activities.

Three months ended June 30, 2003 compared to three months ended June 30, 2004

The following table presents revenue by product line:

	Three Months Ended June 30, (unaudited, in thousands)
	2003	2004
UpTime
Visual UpTime	$8,523	$9,588
Visual UpTime Select	—	2,440
IP InSight	1,120	741

Continuing products	9,643	12,769

Discontinued products	23	—
Royalties	107	54

Total revenue	$9,773	$12,823

The following table presents the hardware, software, and support and services revenue attributable to customers that individually represented more than 10% of our total revenue for each period presented:

	Three Months Ended June 30, (unaudited, in thousands)
	2003	2004
AT&T	$3,274	$3,056
Sprint	1,943	3,019
Interlink Communications Systems	933	*
MCI	982	2,925
All other customers (each individually less than 10%)	2,641	3,823

Total revenue	$9,773	$12,823

*	Less than 10%

Revenue, cost of revenue, and gross profit

The table below sets forth the changes in total revenue, cost of revenue and gross profit:

	Three Months Ended June 30, (unaudited, in thousands, except percentage data)
	2003	%*	2004	%*	Increase (decrease)	%**
Revenue
Hardware	$6,572	67.3%	$9,091	70.9%	$2,519	38.3%
Software	732	7.5	1,514	11.8	782	106.8
Support and services	2,469	25.2	2,218	17.3	(251)	(10.2)

Total revenue	9,773	100.0	12,823	100.0	3,050	31.2
Cost of revenue
Product	2,306	23.6	3,745	29.2	1,439	62.4
Support and services	259	2.6	257	2.0	(2)	(0.8)

Total cost of revenue	2,565	26.2	4,002	31.2	1,437	56.0
Gross profit	$7,208	73.8%	$8,821	68.8%	$1,613	22.4

*	Denotes % of total revenue for the period

**	Denotes % change from 2003 to 2004

The table below sets forth the changes in product revenue, product cost of revenue and product gross profit:

	Three Months Ended June 30, (unaudited, in thousands, except percentage data)
	2003	%*	2004	%*	Increase (decrease)	%**
Product revenue
Hardware	$6,572	90.0%	$9,091	85.7%	$2,519	38.3%
Software	732	10.0	1,514	14.3	782	106.8

Total product revenue	7,304	100.0	10,605	100.0	3,301	45.2
Product cost	2,306	31.6	3,745	35.3	1,439	62.4
Product gross profit	$4,998	68.4%	$6,860	64.7%	$1,862	37.3

*	Denotes % of product revenue for the period

**	Denotes % change from 2003 to 2004

The table below sets forth the changes in service revenue, service cost of revenue and service gross profit:

	Three Months Ended June 30, (unaudited, in thousands, except percentage data)
	2003	%*	2004	%*	Increase (decrease)	%**
Support and services revenue	$2,469	100.0%	$2,218	100.0%	$(251)	(10.2)%
Support and services cost of revenue	259	10.5	257	11.6	(2)	(0.8)

Support and services gross profit	$2,210	89.5%	$1,961	88.4%	$(249)	(11.3)

*	Denotes % of support and services revenue for the period

**	Denotes % change from 2003 to 2004

Revenue

•	Hardware revenue increased from period to period due to higher UpTime and UpTime Select hardware sales to MCI, Sprint and other customers who placed higher orders in 2004.

•	Software revenue increased from period to period primarily due to UpTime Select software sales which began in 2004.

•	Support and services revenue decreased from period to period due to lower technical support revenue from customers offering managed services.

Cost of revenue

•	Product cost of revenue increased from period to period in conjunction with increased sales of higher cost hardware products.

Gross profit

•	Gross profit on products as a percentage of revenue decreased from period to period primarily due to a change in the mix of hardware product sold. The lower margin from a less favorable hardware product mix was partially offset by the effect of the greater relative percentage of high margin software sales.

Operating expenses

The table below sets forth the changes in operating expenses:

	Three Months Ended June 30, (unaudited, in thousands, except percentage data)
	2003	%*	2004	%*	Increase (decrease)	%**
Operating expenses
Research and development	$2,572	26.3%	$2,391	18.6%	$(181)	(7.0)%
Sales and marketing	3,437	35.2	3,968	31.0	531	15.5
General and administrative	1,512	15.5	2,278	17.8	766	50.7

Total operating expenses	$7,521	77.0%	$8,637	67.4%	$1,116	14.8

*	Denotes % of total revenue for the period

**	Denotes % change from 2003 to 2004

•	Research and development expense decreased from period to period. A $0.3 million decrease in outside services and depreciation was offset by a $0.1 million increase in incentive compensation and fringe benefits.

•	Sales and marketing expense increased from period to period primarily due to sales incentive compensation which increased by $0.5 million due to the higher 2004 revenue level.

•	General and administrative expense increased from period to period primarily due to greater professional service expense relating to accounting and legal fees.

Other items

The table below sets forth the changes in other items:

	Three Months Ended June 30, (unaudited, in thousands, except percentage data)
	2003	%*	2004	%*	Increase (decrease)	%**
Other expense	$—	—%	$(262)	(2.0)%	$(262)	—%
Interest income	28	0.3	35	0.3	7	25.0
Interest expense	(392)	(4.0)	(371)	(2.9)	21	5.4

*	Denotes % of total revenue for the period

**	Denotes % change from 2003 to 2004

•	Other expense in 2004 reflects the accelerated amortization of debt discount and debt issuance costs associated with the $1.5 million Debenture repayment.

Six months ended June 30, 2003 compared to six months ended June 30, 2004

The following table presents revenue by product line:

	Six Months Ended June 30, (unaudited, in thousands)
	2003	2004
UpTime
Visual UpTime	$16,750	$20,644
Visual UpTime Select	—	2,440
Visual IP InSight	1,981	1,469

Continuing products	18,731	24,553

Discontinued products	57	—
Royalties	189	111

Total revenue	$18,977	$24,664

The following table presents the hardware, software, and support and services revenue attributable to customers that individually represented more than 10% of our total revenue for each period presented:

	Six Months Ended June 30, (unaudited, in thousands)
	2003	2004
AT&T	$6,565	$4,246
SBC	*	5,119
Sprint	4,023	4,847
Interlink Communications Systems	1,974	*
MCI	*	4,788
All other customers (each individually less than 10%)	6,415	7,664

Total revenue	$18,977	$26,664

*	Less than 10%

Revenue, cost of revenue, and gross profit

The table below sets forth the changes in total revenue, cost of revenue and gross profit:

	Six Months Ended June 30, (unaudited, in thousands, except percentage data)
	2003	%*	2004	%*	Increase (decrease)	%**
Revenue
Hardware	$13,146	69.3%	$18,621	75.5%	$5,475	41.6%
Software	1,028	5.4	1,666	6.8	638	62.1
Support and services	4,803	25.3	4,377	17.7	(426)	(8.9)

Total revenue	18,977	100.0	24,664	100.0	5,687	30.0
Cost of revenue
Product	4,284	22.6	6,783	27.5	2,499	58.3
Support and services	535	2.8	542	2.2	7	1.3

Total cost of revenue	4,819	25.4	7,325	29.7	2,506	52.0
Gross profit	$14,158	74.6%	$17,339	70.3%	$3,181	22.5

*	Denotes % of total revenue for the period

**	Denotes % change from 2003 to 2004

The table below sets forth the changes in product revenue, product cost of revenue and product gross profit:

	Six Months Ended June 30, (unaudited, in thousands, except percentage data)
	2003	%*	2004	%*	Increase (decrease)	%**
Product revenue
Hardware	$13,146	92.7%	$18,621	91.8%	$5,475	41.6%
Software	1,028	7.3	1,666	8.2	638	62.1

Total product revenue	14,174	100.0	20,287	100.0	6,113	43.1
Product cost	4,284	30.2	6,783	33.4	2,499	58.3
Product gross profit	$9,890	69.8%	$13,504	66.6%	$3,614	$36.5

*	Denotes % of product revenue for the period

**	Denotes % change from 2003 to 2004

The table below sets forth the changes in service revenue, service cost of revenue and service gross profit:

	Six Months Ended June 30, (unaudited, in thousands, except percentage data)
	2003	%*	2004	%*	Increase (decrease)	%**
Support and services revenue	$4,803	100.0%	$4,377	100.0%	$(426)	(8.9)%
Support and services cost of revenue	535	11.1	542	12.4	7	1.3
Support and services gross profit	$4,268	88.9%	$3,835	87.6%	$(433)	(10.1)

*	Denotes % of support and services revenue for the period

**	Denotes % change from 2003 to 2004

Revenue

•	Hardware revenue increased from period to period due to higher UpTime and UpTime Select hardware sales to SBC, MCI and Sprint. These increases were partially offset by decreased revenue from AT&T in 2004.

•	Software revenue increased from period to period primarily due to UpTime Select software sales which began in 2004.

•	Support and services revenue decreased from period to period due to both lower technical support revenue from customers offering managed services and decreased technical support revenue associated with IP Insight.

Cost of revenue

•	Product cost of revenue increased from period to period in conjunction with higher hardware sales.

Gross profit

•	Gross profit on products as a percentage of revenue decreased from period to period due to a change in the mix of hardware product sold and the slightly lower relative percentage of high margin software sales.

Operating expenses

The table below sets forth the changes in operating expenses:

	Six Months Ended June 30, (unaudited, in thousands, except percentage data)
	2003	%*	2004	%*	Increase (decrease)	%**
Operating expenses
Research and development	$5,319	28.0%	$5,061	20.5%	$(258)	(4.9)%
Sales and marketing	6,880	36.2	7,772	31.5	892	13.0
General and administrative	2,460	13.0	4,452	18.1	1,992	81.0

Total operating expenses	$14,659	77.2%	$17,285	70.1%	$2,626	17.9

*	Denotes % of total revenue for the period

**	Denotes % change from 2003 to 2004

•	Research and development expense decreased from period to period as a $0.5 million decrease in outside services and depreciation was partially offset by a $0.2 million increase in incentive compensation and fringe benefits.

•	Sales and marketing expense increased from period to period as a $1.3 million increase in sales incentive compensation due to the higher 2004 revenue level was partially offset by a $0.2 million decrease in travel and a $0.2 million decrease in payroll.

•	General and administrative expense increased from period to period primarily due to a $1.6 increase in professional service expense relating to accounting and legal fees, a $0.3 million increase in incentive compensation, and a $0.1 million increase in deferred compensation.

Other items

The table below sets forth the changes in other items:

	Six Months Ended June 30, (unaudited, in thousands, except percentage data)
	2003	%*	2004	%*	Increase (decrease)	%**
Other income (expense)	$452	2.4%	$(262)	(1.1)%	$(714)	(158.0)%
Interest income	65	0.3	62	0.3	(3)	(4.6)
Interest expense	(785)	(4.1)	(758)	(3.1)	27	3.4

*	Denotes % of total revenue for the period

**	Denotes % change from 2003 to 2004

•	Other income (expense) in 2003 reflected the gain on the sale of a previously written-off investment. 2004 expense reflects accelerated amortization of debt discount and debt issuance costs associated with the $1.5 million Debenture repayment.

Liquidity and Capital Resources

At June 30, 2004, our principal source of liquidity was our existing balance of cash and cash equivalents of $13.6 million and our restricted short-term investments of $0.5 million.

Our operating activities consumed $2.9 million and $1.7 million in cash and cash equivalents for the six months ended June 30, 2003 and 2004, respectively. A major factor affecting operating activities in 2003 was the $2.6 million decrease in accounts payable and accrued expenses, reflecting the downward trend in operating expenses in the first half of 2003.

Major factors affecting operating activities in 2004 included the $2.3 million increase in accounts receivable and the $1.3 million decrease in inventory. The increase in accounts receivable was due to increasing revenue, the timing of billings in the three months ended June 30, 2004, and accelerated collections at the end of 2003. The $1.3 million decrease in inventory reflected greater hardware demand from our customers combined with longer subcontract manufacturer production lead times.

Our investing activities provided cash and cash equivalents of $0.1 million and $0.6 million for the six months ended June 30, 2003 and 2004, respectively. Proceeds from certificate of deposit liquidations were $0.5 and $1.0 million in the six months ended June 30, 2003 and 2004, respectively (see Note 2 of Notes to Consolidated Financial Statements).

Our financing activities provided cash and cash equivalents of $0.2 million for the six months ended June 30, 2003 and used cash and cash equivalents of $1.0 million in the six months ended June 30, 2004. Changes in cash related to 2004 activities primarily relate to the repayment of $1.5 million in Debentures (see Note 3 of Notes to Consolidated Financial Statements).

Future minimum payments, assuming no further early Debenture payments, as of June 30, 2004 under the Debentures and non-cancelable operating leases are as follows (unaudited, in thousands):

	Debentures	Operating Leases
2004	$225	$817
2005	450	1,604
2006	9,113	1,116
2007	—	1,144
2008	—	1,170
Thereafter	—	1,181

Total minimum payments	9,788	$7,032

Interest element of payments	(788)

Present value of future minimum payments	9,000
Unamortized debt discount	(1,171)

Total Debentures	$7,829

We have a subtenant occupying a portion of our office space under a sublease that expires in December 2004. Future minimum lease payments due from the sublessee are approximately $0.2 million as of June 30, 2004.

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

On May 11, 2004, we received a definitive, binding notice from two Debenture holders requesting the repayment in full of an aggregate of $1.5 million of our $10.5 million outstanding Debentures. Pursuant to this notice, on June 11, 2004, we paid $1.5 million in cash to these two Debenture holders. Outstanding Debentures are $9.0 million at June 30, 2004.

Should we receive any further payment requests, we intend to carefully evaluate and balance liquidity concerns with dilution considerations and make each determination on a case-by-case basis. If we choose to pay a Debenture holder with shares of our common stock and the per share issuance price of the stock is less than $3.5163, the conversion price of any outstanding Debentures would be adjusted downward to the issuance price of such stock.

In addition, under the terms of the warrants held by the Debenture holders, an issuance of shares below the exercise price of the warrants would cause the exercise price to be adjusted on a weighted-average basis. Based upon our current revenue and expense expectations, we believe that we would have sufficient operating capital for at least the next twelve months in the event we paid the remaining $9.0 million in Debentures in cash.

The following table outlines the number of shares into which the Debentures would be convertible if we issue additional equity (including for payment of the Debentures) at prices specified, as well as the total percent of the outstanding shares of the Company that such shares would represent upon conversion, calculated using the number of shares outstanding as of August 9, 2004:

Decline	Issuance Price	Debenture Shares(1)	% of Company
No anti-dilution	—	2,559,509	7.1%
25%	$2.6372	3,412,679	9.3%
50%	$1.7582	5,119,018	13.3%
75%	$0.8791	10,238,036	23.5%

(1)	These numbers and percentages reflect our repayment in cash of $1.5 million of the Debentures in June 2004.

The warrants are subject to weighted average anti-dilution protection which would decrease the exercise price and increase the number of shares issuable under the warrants. These changes would be determined once the total investment amount and price per share of any future equity issuance were known.

In order to provide us with additional capital resources in the event the Debentures are paid in full, we entered into a $6.0 million line of credit with Silicon Valley Bank (“SVB”). Borrowings under the line of credit would be available only for working capital purposes once the Debentures are fully paid (see Note 2 of Notes to Consolidated Financial Statements).

We are involved in a lawsuit in which we are litigating (i) our claims that a competitor’s products infringe patents held by us; (ii) claims by that competitor that our products infringe patents held by that competitor; and (iii) our claim that the competitor’s assertion of its patents against us is an unfair trade practice. Despite our belief that our claims are correct and that our position will ultimately be vindicated, the conduct of this litigation is expensive and may divert our resources from other activities, which could have a material adverse effect on our business and results of operations. At this point in the litigation, the likelihood of any outcome cannot be determined and the adverse effect of any finding cannot be estimated.

We have commitments related to inventory purchased by certain suppliers on our behalf. If such inventory is not used within a specified period of time or we discontinue a product for which the suppliers have made purchases or we terminate a relationship with the supplier for which we have set minimum inventory requirements, we are required to purchase the excess inventory from the suppliers. Additionally, if we cancel a purchase order placed with a supplier, we may be subject to certain costs and fees. As of June 30, 2004, anticipated demand exceeds the supply of inventory. As such, we do not have a liability recorded as of June 30, 2004 for inventory purchase commitments.

We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any so-called limited purpose entities, which include special purpose entities and structured finance entities.

We require substantial working capital to fund our business, particularly to finance inventories, accounts receivable, research and development activities, operating expenses and capital expenditures. To date, we have financed our operations and capital expenditures primarily with the proceeds from our initial public offering (completed in February 1998), cash provided by operating activities, bank borrowings, and the proceeds from the issuance of the Debentures. Our future capital requirements will depend on many factors, including the timing and nature of payment on the Debentures, the rate of future revenue growth, if any, and the acceptance of our new Visual UpTime Select product suite by our customers. Other relevant factors include gross profit and operating expense levels, including product research and development, sales and marketing and general and administrative expenses. If cash provided by currently available sources is not sufficient, we will be required to further reduce our expenditures for operations and/or to seek additional capital through other means that may include additional borrowings and/or the sale of equity securities or the sale of assets. Furthermore, our access to the SVB line of credit may be limited if we have an insufficient borrowing base or if we cannot meet the financial and other covenants required by the facility. Under those circumstances, there can be no assurance that additional capital will be available, or available on terms that are reasonable or acceptable to us, and our business and financial condition may be materially and adversely affected.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Those policies are described in our 2003 Annual Report on Form 10-K. On an ongoing basis, we re-evaluate our estimates, including those related to bad debts, inventory, investment, income taxes, warranty obligations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Among other things, these estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the first six months of 2004, re-evaluation of certain estimates led to the effect described below.

Reserve for Inventory Obsolescence

Because of the lead times required to obtain manufactured product, we must maintain sufficient quantities of inventory for all of our products to meet expected demand. If actual demand is much lower than forecasted, we may not be able to dispose of our inventory at or above its cost. We write down the value of estimated excess and obsolete inventory to the lower of cost or market value. The estimates are based on historical trends, forecasts and specific customer or transaction information. It is generally our policy to write down inventory based on the number of items that we do not expect to sell within a one year period. If future demand is lower than currently estimated, additional write-downs of our inventory may be required. During the first six months of 2004, we recorded a charge of $0.4 million related to excess and obsolete inventory.

Risk Factors

Investing in our securities involves a high degree of risk. In addition to the other information contained in this quarterly report, including the reports we incorporate by reference, you should consider the following factors before investing in our securities.

Our Debenture holders now have the right to demand payment of any or all of our Debentures at any time and from time to time.

Because we did not meet the financial targets for 2003 under our Debentures, the Debenture holders may require that we pay any or all of the outstanding principal amount of their Debentures plus accrued interest at any time and from time to time. The choice of whether to pay all common stock or all cash is in our absolute discretion provided we meet certain criteria specified in the Debentures, which we currently meet. If we choose to pay any such demand with common stock, and the issue price of such shares is below the then-current conversion price of the Debentures, the conversion price of the Debentures is immediately reset to such lower price and the exercise price of the warrants and the number of shares issuable upon exercise would be adjusted on a weighted-average basis.

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

Despite our belief that our products do not infringe Paradyne’s patents and that Paradyne’s claims are frivolous and without merit, the conduct of this litigation is expensive and may divert our resources from other productive activities, which could have a material adverse effect on our business and results of operations. At this point in the litigation, the likelihood of any outcome cannot be determined and the adverse effect of any finding cannot be estimated.

Additionally, if others claim that our products infringe on their intellectual property rights, whether the claims are valid or not, we may be forced to incur significant litigation expense, pay damages, delay product shipments, re-engineer our products or acquire licenses to the claimant’s intellectual property. We may be unable to develop non-infringing technology or to obtain licenses on commercially reasonable terms. We expect that these claims may become more common as the number of products in the network management industry increases and the functionality of these products further overlaps. If a claimant is successful in a lawsuit arising from such a claim, it could have a material adverse effect on our business. Adverse publicity related to any intellectual property litigation also could harm (i) the sale of our products and damage our competitive position; (ii) the market for our common stock; and (iii) our ability to obtain additional capital, lines of credit or other borrowings on terms acceptable to us.

We may experience difficulties in migrating its customers to the new Visual UpTime Select product suite.

Visual UpTime Select is based on a new licensing model and includes significant new technological innovations. We have sales and technical obstacles to overcome related to upgrading Visual UpTime customers to Visual UpTime Select. These obstacles may delay new orders, slow deployment of our products by our customers or result in other unforeseen challenges with otherwise negative impacts.

We may not be able to obtain critical hardware components.

Our subcontract manufacturers purchase a number of critical components from vendors for which alternative sources are not currently available. Delays or interruptions in the supply of these components could result in delays or reductions in product shipments. The purchase of these components from outside suppliers on a sole source basis subjects us to risks, including the continued availability of supplies, price increases and potential quality assurance problems. While alternative suppliers may be available, these suppliers must be identified and qualified. We cannot be certain that any such suppliers will meet its required qualifications or that alternative suppliers can be identified in a timely fashion, if at all. Our subcontract manufacturers may not be able to obtain sufficient quantities of these components on the same or substantially the same terms. Consolidations involving suppliers could further reduce the number of component alternatives and affect the cost of such supplies. An increase in the cost of such supplies could make our products less competitive. Production delays, lower margins or less competitive product pricing could have a material adverse effect on our business and results of operations.

We rely on two firms for subcontract manufacturing services.

We have outsourced the manufacture of the ASE to two subcontract manufacturing firms. We derive a substantial portion of our revenue from the sale of ASEs. A subcontract manufacturer could decide to reduce or eliminate the amount of credit extended to us or to stop the shipment of products due to concerns about our financial condition or credit and inventory risk.

If we are required to establish alternative subcontract manufacturers, there can be no assurances that we would be able to do so, or on acceptable terms. If we were required to replace its subcontract manufacturers, we could experience substantial production delays and be required to pay substantially higher prices in order to complete delivery of customers’ orders. Such a delay or price increase could have a material adverse effect on our revenue and gross profit.

Our access to the SVB line of credit may be limited.

Our access to the SVB line of credit may be limited if we have an insufficient borrowing base or if we cannot meet the financial and other covenants required by the facility. Under those circumstances, there can be no assurance that additional capital will be available, or available on terms that are reasonable or acceptable to us, and our business and financial condition may be materially and adversely affected.

Substantial dilution to our common stockholders could result if we are required to raise additional capital through the sale of equity at less than $4.2755 per share.

Debentures outstanding of $9.0 million are convertible into 2,559,509 shares of our common stock at the rate of $3.5163 per share and the associated warrants are exercisable for 828,861 shares of our common stock at a price of $4.2755 per share. The Debentures contain “full ratchet” anti-dilution price protection. This means that if we issue additional shares of common stock in connection with a financing or under other circumstances at a price lower than $3.5163 per share, the Debentures would become convertible into a greater number of shares of common stock than they are today. Issuances of common stock that do not trigger this anti-dilution protection include: issuances as part of an acquisition or strategic investment, issuances under our stock incentive plan or employee stock purchase plan, issuances or issuances as part of a public offering of more than $30.0 million.

The warrants are subject to weighted average anti-dilution protection which would decrease the exercise price and increase the number of shares issuable under the warrants. These changes would be determined once the total investment amount and price per share of any future equity issuance were known.

We have an accumulated deficit of $474.8 million.

Our operating losses since 2000 plus the effects of impairment and restructuring charges, amortization of intangible assets and the write-off of in-process research and development have resulted in an accumulated deficit of $475.7 million at June 30, 2004. This accumulated deficit could affect our ability to raise equity financing, arrange bank financing or arrange credit from suppliers on reasonable or acceptable terms.

We may not be profitable in the future.

Our ability to generate operating income in the future is dependent on our success in growing revenue and managing operating expenses. Market conditions, competitive pressures, and other factors beyond our control, may adversely affect our ability to adequately sustain revenue in the future. In particular, our ability to sustain revenue may be negatively affected by our dependence on our service provider customers. Pressure on capital expenditures and the decline of the telecommunications industry may delay the roll-out of new services based on our products offered by our service provider customers. Any potential reduction in demand for value added services or products, which our products support, from the service providers’ customers, directly impacts the purchase volume of our products and may impact our ability to sustain revenue. We believe that we have reduced operating expenses to a sufficient level such that when combined with our anticipated revenue, we will become profitable in the second half of 2004. In the event that our projections are not correct, we may be required to further reduce our cost structure. Because our operating expenses include substantial fixed costs which cannot be reduced quickly, if revenue levels are below expectations, operating results are likely to be materially and adversely affected because we may not be able to reduce operating expenses in sufficient time to compensate for the reduction in revenue.

We are highly dependent on sales to telecommunications service providers.

Our primary sales and marketing strategy has predominantly revolved around sales to telecommunications service providers. We expect that a significant portion of our revenue in 2004 will be attributable to sales of Visual UpTime, Visual UpTime Select and Visual IP InSight to service providers. The loss of any one of our service provider customers, which together have historically provided a majority of our revenue, could result in a substantial loss of revenue that could have a material adverse effect on our business and results of operations. Existing service provider customers are not easily replaced because of the relatively few participants in that market. High barriers to entry due to extraordinary capital requirements and the possibility that existing service providers may merge or fail may further reduce their numbers. Furthermore, the small number of network service providers means that the reduction, delay or cancellation of orders or a delay in shipment of our products to any one service provider customer could have a material adverse effect on our revenue in any given quarter. Our anticipated dependence on sizable orders from a limited number of service provider customers will make the relationship between us and each service provider critically important to our business. Further, because none of our agreements contain minimum purchase requirements, there can be no assurance that the issuance of a purchase order will result in significant recurring business. With the introduction of Visual UpTime Select, we anticipate that we will see growth in revenue from our value added reseller channel, although there can be no assurance that such growth will occur.

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

We face competition from several market segments whose functionality our products integrate. We expect competition in each of these market segments to intensify in the future. Our primary current competitors include, or in the future may include, the following: Brix, Kentrox, Paradyne, Adtran,

Packeteer, NetScout, Lucent Technologies and Concord. Our competitors vary in size and in the scope and breadth of the products and services that they offer. While we intend to compete by offering superior features, performance, reliability and flexibility at competitive prices and on the strength of our relationships with service providers, many of these competitors have greater financial, technical, marketing and other resources than us, and some have well-established relationships with our current and potential customers. As a result, these competitors may be able to respond to new or emerging technologies and changes in customer requirements more effectively than us, or devote greater resources than us to the development, promotion and sale of products. In addition, we believe that competitors from one or more of our market segments could partner with each other to offer products that supply functionality approaching that provided by Visual UpTime Select. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which could have a material adverse effect on our business and results of operations.

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

In addition, the outstanding Debentures may become immediately due and payable upon a change of control, which could have the effect of discouraging an acquisition that might otherwise benefit our stockholders.

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

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive officer and the Chief Financial Officer have concluded that as of June 30, 2004, our disclosure controls and procedures are effective. There have been no significant changes in our internal control or in factors that could significantly affect internal control or in factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In January 2004, we received notice that a lawsuit had been filed by Paradyne Networks, Inc. (“Paradyne”), of Largo, Florida, in the United States District Court for the Middle District of Florida, Tampa Division (the “Court”), seeking damages, and injunctive and declaratory relief, for our alleged infringement of patents owned by Paradyne Corporation, a subsidiary of Paradyne.

On May 14, 2004, the Court granted our motion to dismiss the case for lack of subject matter and personal jurisdiction and denied Paradyne’s motion for leave to amend its complaint and its motion for preliminary injunction. Paradyne did not appeal the decision.

In a related matter, one of our subsidiaries, Visual Networks Operations, Inc., filed a lawsuit in United States District Court for the District of Maryland, Southern Division, against Paradyne Corporation. This lawsuit requests declaratory judgment that Visual UpTime and Visual IP InSight do not infringe certain patents owned by Paradyne Corporation and alleges that Paradyne’s assertion of its patents against us is baseless and has been for the sole purpose of obtaining an unfair competitive advantage, and that Paradyne has infringed certain patents own by us. Paradyne filed counterclaims alleging the Visual Networks Operations, Inc. infringement of its patents, mirroring the Florida claims.

Despite management’s belief that our products do not infringe upon the Paradyne subsidiary’s patents and that Paradyne’s claims are frivolous and without merit, the conduct of the litigation is expensive and may divert our resources from other activities, which could have a material adverse effect on our business and results of operations.

We are periodically a party to disputes arising from normal business activities including various employee-related matters. In the opinion of our management, resolution of these matters will not have a material adverse effect upon our financial position or future operating results.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to Vote of Security Holders

(a)	We held our annual meeting of stockholders on May 26, 2004.

(b)	Not applicable.

(c)	The following matters were voted upon at our annual meeting:

Proposal I. Two directors were elected to serve for a term of three years, and until their successors are elected and duly qualified, with 83% of the eligible voting shares voting as follows:

	For	Withheld
Lawrence S. Barker	26,932,556	511,974
William H. Washecka	26,928,421	516,109

Proposal II. An amendment of the 2003 Stock Incentive Plan to authorize the issuance of an additional 3,000,000 shares of common stock under the plan was approved.

For	Against	Abstain
11,038,427	3,982,637	451,702

Proposal III. (the selection of PricewaterhouseCoopers LLP as Visual Networks’ independent accountants for the fiscal year ending December 31, 2004 was ratified.

For	Against	Abstain
26,957,657	58,063	428,810

Item 5.	Other Information

None.

Item 6.

(a)	Exhibits

The following exhibits are filed or incorporated by reference as stated below:

Exhibit	Number Description

3.1$	Amended and Restated Certificate of Incorporation of the Company.

3.1.1@	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.2*	Restated By-Laws of the Company.

4.1@@	Registration Rights Agreement, dated as of March 25, 2002, between Visual Networks Inc. and the Purchasers named therein (filed as Exhibit 99.3 to the Form 8-K).

4.2@@	Form of 5% Senior Secured Convertible Debenture of Visual Networks, Inc. due March 25, 2006 (filed as Exhibit 99.2 to the Form 8-K).

4.3@@	Form of Warrant of Visual Networks, Inc., dated March 25, 2002 (filed as Exhibit 99.4 to the Form 8-K).

10.1*	1994 Stock Option Plan.

10.2*	1997 Omnibus Stock Plan, as amended.

10.2.1**	Amendment No. 2 to the 1997 Omnibus Stock Plan (related to Exhibit 10.2).

10.3*	Amended and Restated 1997 Directors’ Stock Option Plan.

10.3.1**	Amendment No. 2 to the 1997 Directors’ Stock Option Plan (related to Exhibit 10.3).

10.4!!	2000 Stock Incentive Plan, as amended.

10.4.1**	Amendment No. 1 to the 2000 Stock Incentive Plan (related to Exhibit 10.4).

10.4.2	Amendment No. 2 to the 2000 Stock Incentive Plan (related to Exhibit 10.4)

10.5*+	Reseller/Integration Agreement, dated August 29, 1997, by and between the Company and MCI Telecommunications Corporation.

10.5.1$$$++	Second Amendment, dated November 4, 1998, to the Reseller/Integration Agreement between the Company and MCI Telecommunications Corporation (relating to Exhibit 10.5).

10.5.2&&	Agreement, dated July 25, 2002, by and between the Company and MCI WorldCom Network Services, Inc.

10.5.3!	Amendment to the Agreement by and between the Company and MCI WorldCom Network Services, Inc. (related to Exhibit 10.5.2).

10.6****++	Master Purchase of Equipment and Services Agreement, dated as of May 22, 2000, between Sprint/United Management Company and the Company.

10.6.1&&&&&	Amendment No. Two to Master Purchase Agreement, dated as of May 23, 2003, between Sprint/United Management Company and the Company (related to Exhibit 10.6).

10.6.2++	Amendment No. Three to Master Purchase Agreement, dated as of March 8, 2004, between Sprint/United Management Company and the Company (related to Exhibit 10.6).

10.7*+	General Agreement for the Procurement of Equipment, Services and Supplies, dated November 26, 1997, between the Company and AT&T Corp.

10.8*	Lease Agreement, dated December 12, 1996, by and between the Company and The Equitable Life Assurance Society of the United States.

10.8.1*	Lease Amendment, dated September 2, 1997, by and between the Company and The Equitable Life Assurance Society of the United States (related to Exhibit 10.8).

10.8.2$$$	Second Lease Amendment, dated February 8, 1999, by and between the Company and TA/Western, LLC, successor to The Equitable Life Assurance Society of the United States (relating to Exhibit 10.8).

10.8.3***	Third Lease Amendment, dated January 10, 2000, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8).

10.8.4!!	Fourth Lease Amendment, dated May 17, 2000, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8).

10.8.5$$$$	Fifth Lease Amendment, dated December 29, 2003, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8 and filed herewith).

10.9&&&	2003 Stock Incentive Plan.

10.9.1&&&&&&	Amendment No. 1 to 2003 Stock Incentive Plan (related to Exhibit 10.9).

10.11!!	Lease Agreement, dated April 7, 2000, by and between Visual Networks, Inc. and TA/ Western, LLC.

10.11.1$$$$	Lease Termination Agreement, dated December 29, 2003, by and between the Company and TA/Western, LLC (relating to Exhibit 10.11).

10.20$$	1999 Employee Stock Purchase Plan, as amended April 11, 2001 and January 9, 2002.

10.28&&&&&&	Employment Agreement, dated April 28, 2004, by and between the Company and Lawrence S. Barker.

10.29@@@	Nonstatutory Stock Option Grant Agreement, dated April 28, 2003, by and between the Company and Lawrence S. Barker.

10.29.1&&&&&&	Nonstatutory Stock Option Grant Agreement, dated April 14, 2004, by and between the Company and Lawrence S. Barker.

10.29.2&&&&&&	Nonstatutory Stock Option Grant Agreement, dated April 14, 2004, by and between the Company and Lawrence S. Barker.

10.30!!!	Terms of Employment, dated July 27, 2000, by and between the Company and Steve Hindman.

10.31&&&&	Terms of Employment, dated January 2, 2003, by and between the Company and Wayne Fuller.

10.33@@	Securities Purchase Agreement, dated as of March 25, 2002, between Visual Networks, Inc. and the Purchasers named therein (filed as Exhibit 99.1 to the Form 8-K).

10.36++&	Agreement for Electronic Manufacturing Services, dated March 1, 2000, by and between Visual Networks Operations, Inc. and Celestica Corporation.

10.37**	OEM Software License Agreement between Cisco Systems, Inc. and the Company, dated December 3, 2002.

10.37.1**	Amendment No. 1 to the OEM Software License Agreement between Cisco and the Company, effective December 3, 2002 (related to Exhibit 10.37).

10.39&&&&&	Employment Agreement, dated August 1, 2003, by and between the Company and George J. Roberts.

10.39.1$$$$	Nonstatutory Stock Option Grant Agreement, dated August 19, 2003, by and between the Company and George J. Roberts.

10.40	Employment Agreement, dated June 4, 2004, by and between the Company and Donald E. Clarke.

10.40.1	Nonstatutory Stock Option Grant Agreement, dated July 12, 2004, by and between the Company and Donald E. Clarke.

10.50	Loan and Security Agreement, dated July 22, 2004, by and among Visual Networks, Inc. and its subsidiaries and Silicon Valley Bank.

21.1$$$$	List of subsidiaries of the Company.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-41517.

**	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

***	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

****	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

@	Incorporated herein by reference to the Company’s Registration Statement on Form S-4, No. 333-33946.

@@	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed March 27, 2002.

@@@	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003.

$	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1999.

$$	Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed April 24, 2002.

$$$	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

$$$$	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

+	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application Requesting Confidential Treatment under Rule 406 of the Securities Act, filed on December 22, 1997, January 28, 1998 and February 4, 1998.

++	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act.

!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002.

!!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000.

!!!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001.

!!!!	Incorporated herein by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.

&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

&&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002.

&&&	Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2003.

&&&&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2003.

&&&&&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003.

&&&&&&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2004.

(b)	Reports on Form 8-K

(1)	On April 22, 2004, we filed a Form 8-K containing the press release issued on April 22, 2004 regarding our financial results for the three months ended March 31, 2004.

(2)	On May 11, 2004, we filed a Form 8-K regarding a definitive, binding notice from two debenture holders requesting the repayment in full of an aggregate of $1,500,000 of our outstanding debentures.

(3)	On May 14, 2004, we filed a Form 8-K regarding the court’s granting our motion to dismiss in the lawsuit filed by Paradyne Networks, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISUAL NETWORKS, INC.

By:	/s/ Lawrence S. Barker
Lawrence S. Barker
President and Chief Executive Officer

Date: August 10, 2004