Form 10-Q
period 2004-09-30
VISUAL NETWORKS INC
filed 2004-11-15
CIK 1000495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-0001

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended September 30, 2004

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

The number of outstanding shares of the Registrant’s Common Stock, par value $.01 per share, as of November 15, 2004 was 33,446,098 shares.

VISUAL NETWORKS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2004

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

VISUAL NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2003	September 30, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,671	$12,517
Restricted short-term investments	1,530	—
Accounts receivable, net of allowance of $377 and $280, respectively	2,326	6,632
Inventory	3,346	3,157
Deferred debt issuance costs	532	304
Other current assets	256	843

Total current assets	23,661	23,453

Property and equipment, net	2,378	2,077

Total assets	$26,039	$25,530

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,115	$9,412
Deferred revenue	6,333	3,422
Convertible debentures, net of unamortized debt discount of $1,756 and $1,004, respectively	8,744	7,996

Total current liabilities	23,192	20,830

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized, 32,866,010 and 33,319,803 shares issued and outstanding, respectively	328	333
Additional paid-in capital	475,222	476,232
Warrants	2,087	2,087
Deferred compensation	—	(175)
Accumulated deficit	(474,790)	(473,777)

Total stockholders’ equity	2,847	4,700

Total liabilities and stockholders’ equity	$26,039	$25,530

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2004	2003	2004
Revenue:
Hardware	$7,057	$9,021	$20,203	$27,642
Software	141	2,616	1,169	4,282
Support and services	2,169	2,180	6,972	6,557

Total revenue	9,367	13,817	28,344	38,481

Cost of revenue:
Product	2,891	4,001	7,175	10,784
Support and services	228	283	763	825

Total cost of revenue	3,119	4,284	7,938	11,609

Gross profit	6,248	9,533	20,406	26,872

Operating expenses:
Research and development	2,621	2,378	7,940	7,439
Sales and marketing	4,026	4,054	10,906	11,826
General and administrative	1,743	2,560	4,203	7,012

Total operating expenses	8,390	8,992	23,049	26,277

Income (loss) from operations	(2,142)	541	(2,643)	595
Other income (expense)	—	—	452	(262)
Interest income	19	36	84	98
Interest expense	(392)	(331)	(1,177)	(1,089)

Net earnings (loss)	$(2,515)	$246	$(3,284)	$(658)

Basic and diluted earnings (loss) per share	$(0.08)	$0.01	$(0.10)	$(0.02)

Basic weighted-average shares outstanding	32,648	33,283	32,550	33,160

Diluted weighted-average shares outstanding	32,648	35,125	32,550	33,160

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2003	2004
Cash Flows From Operating Activities:
Net loss	$(3,284)	$(658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,664	1,063
Non-cash interest expense	762	718
Early extinguishment of debt	—	262
Bad debt expense	—	52
Non-cash compensation expense	—	154
Provision for excess and obsolete inventory	—	492
Changes in assets and liabilities:
Accounts receivable	1,102	(4,358)
Inventory	619	(303)
Other assets	(141)	(587)
Accounts payable and accrued expenses	(3,818)	1,297
Deferred revenue	(46)	(1,240)

Net cash used in operating activities	(3,142)	(3,108)

Cash Flows From Investing Activities:
Sales of short-term investments	973	1,530
Expenditures for property and equipment	(785)	(762)

Net cash provided by investing activities	188	768

Cash Flows From Financing Activities:
Exercise of stock options and issuance of common stock under the employee stock purchase plan	317	686
Repayment of debentures	—	(1,500)

Net cash provided by (used in) financing activities	317	(814)

Net decrease in cash and cash equivalents	(2,637)	(3,154)
Cash and cash equivalents, beginning of period	12,708	15,671

Cash and cash equivalents, end of period	$10,071	$12,517

Supplemental Cash Flow Information:
Cash paid for interest	$415	$371

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

1. Nature of Operations and Significant Accounting Policies:

Visual Networks, Inc. (the “Company”) designs, manufactures, sells and supports performance management platforms for communications networks.

Risk Factors

The Company is subject to certain risks and uncertainties which could affect its ability to continue as a going concern. These risks and uncertainties include, but are not limited to: the timing and nature of repayment of the outstanding debentures (see Note 3), expenses and an uncertain outcome associated with the Paradyne litigation (see Note 4), customer migration to UpTime Select, availability of hardware components, reliance on two subcontract manufacturers, limited access to the new line of credit (see Note 2), substantial dilution if the Company is required to raise capital through the sale of equity, the Company’s history of losses and the size of its accumulated deficit, uncertainty about future profitability, dependence on a limited number of major service provider customers for the majority of its revenue, long sales cycles, rapidly changing technology, competition from several market segments, potential errors in the Company’s products or services, and anti-takeover protections that may delay or prevent a change in control that could benefit stockholders.

The future success of the Company will depend upon its ability to generate adequate cash for operating and capital needs. The Company is relying on its existing balance of cash and cash equivalents ($12.5 million at September 30, 2004), together with future sales and the collection of related accounts receivable to meet its future operating cash requirements. If cash provided by these sources is inadequate and the new line of credit is not available or sufficient to fund future operations, the Company will be required to further reduce its expenditures for operations or to seek additional capital through other means that may include additional borrowings, the sale of equity securities or the sale of assets. Under those circumstances, there can be no assurances that additional capital would be available under reasonable or acceptable terms, particularly in light of the Company’s history of losses and accumulated deficit position.

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

These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring which are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that will be achieved for the year ended December 31, 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of Visual Networks, Inc. and its wholly owned subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation.

Investments

At June 30, 2004, the Company held a certificate of deposit (“CD”) in the amount of $0.5 million which matured on July 31, 2004. This CD collateralized a $0.5 million letter of credit expiring on September 30, 2004 that was issued in favor of a subcontract manufacturer. The balance of this collateralizing CD was $1.5 million at December 31, 2003. During the three months ended September 30, 2004, the subcontract manufacturer eliminated its letter of credit requirement and the $0.5 million CD was transferred to cash.

At June 30, 2004, the Company held another CD in the amount of $28,000, which matured on August 25, 2004 and collateralized a $28,000 letter of credit expiring on July 30, 2004 that was issued in favor of a customer. The balance of this collateralizing CD was $28,000 at December 31, 2003. During the three months ended September 30, 2004, the customer eliminated its letter of credit requirement and the $28,000 CD was transferred to cash.

The CDs were reflected as restricted short-term investments in the accompanying consolidated balance sheet at December 31, 2003.

Inventory

Inventory, stated at the lower of cost or market, with costs determined on the first-in, first-out basis, consists of the following (in thousands):

	December 31, 2003	September 30, 2004 (Unaudited)

Raw materials	$2,114	$2,011
Work-in-progress	74	18
Finished goods	4,796	4,017

Gross inventory	$6,984	6,046
Reserve for excess and obsolete inventory	(3,638)	(2,889)

	$3,346	$3,157

The Company records a provision for excess and obsolete inventory whenever such an impairment has been identified. The following is a summary of the change in the Company’s reserve for excess and obsolete inventory during the three months ended September 30, 2003 and 2004 (unaudited, in thousands):

	2003	2004
Balance, beginning of period	$4,660	$2,811
Provision for excess and obsolete inventory	—	78
Actual inventory scrapped	(561)	—

Balance, end of period	$4,099	$2,889

The following is a summary of the change in the Company’s reserve for excess and obsolete inventory during the nine months ended September 30, 2003 and 2004 (unaudited, in thousands):

	2003	2004
Balance, beginning of period	$4,930	$3,638
Provision for excess and obsolete inventory	—	492
Sale of previously reserved inventory	—	(66)
Actual inventory scrapped	(831)	(1,175)

Balance, end of period	$4,099	$2,889

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31, 2003	September 30, 2004 (Unaudited)
Accounts payable	$2,452	$2,376
Accrued compensation	1,387	1,851
Other accrued expenses	4,276	5,185

	$8,115	$9,412

Revenue Recognition

The Company’s products and services include hardware, software, professional services and technical support. The Company sells its products directly to service providers, through resellers (indirect channels) and, occasionally, to end-user customers. Professional services and technical support revenues are included in support and services revenue in the accompanying consolidated statements of operations. The Company recognizes revenue from software licensing in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition.” The Company recognizes revenue from the sale of hardware in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which summarizes existing accounting literature and requires that four criteria be met prior to the recognition of revenue. The Company’s accounting policies regarding revenue recognition are written to comply with the following criteria: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is probable.

To determine if a fee is fixed or determinable, the Company evaluates rights of return, customer acceptance rights (if applicable), extended payment terms (if any), and multiple-element arrangements of products and services to determine the impact on revenue recognition.

The Company’s agreements generally have not included rights of return except in certain reseller relationships that include stock rotation rights. If an agreement provides for a right of return, the Company typically recognizes revenue when the right has expired or a specific end-user customer has been identified. If the Company has sufficient historical information to allow it to make an estimate of returns in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists,” the Company defers revenue based on an estimate for such returns.

If an agreement provides for evaluation or customer acceptance, the Company recognizes revenue upon the completion of the evaluation process, acceptance of the product by the customer and completion of all other criteria.

The Company examines the specific facts and circumstances of all sales arrangements with payment terms extending beyond its normal payment terms to make a determination of whether the sales price is fixed or determinable and whether collectibility is probable. Payment terms generally are not tied to milestone deliverables or customer acceptance. The evaluation of the impact on revenue recognition, if any, includes the Company’s history with the particular customer and the specific facts of each arrangement. It is generally not the Company’s practice to offer payment terms that differ from its normal payment terms, and the Company has not written off any accounts receivable related to extended payment term arrangements.

Many of the Company’s sales are multiple element arrangements and include hardware, software, and technical support. The Company’s software sales sometimes include professional services for implementation but these services are not a significant source of revenue. Training is also offered but is not a significant source of revenue. Revenue from multiple element arrangements is recognized using the residual method whereby the fair value of any undelivered elements, such as customer support and services, is deferred and any residual value is allocated to the software and recognized as revenue upon delivery. The fair values of any undelivered elements, typically professional services, technical support and training, have been determined based on the Company’s specific objective evidence of fair value, which is based on the price that the Company charges customers when the element is sold separately. Should the Company introduce new multiple element arrangements into its sales channels, a determination of the objective evidence of the fair value of the undelivered elements will be necessary and an inability to provide objective evidence could impact the Company’s ability to recognize revenue.

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

Accrued Warranty Costs

The Company warrants Visual UpTime hardware for a period of up to five years. The Company warrants Visual UpTime Select hardware for one year. The Company estimates its warranty obligation at the end of each period and charges changes in the liability to cost of revenue in the respective period. Such estimates are based on actual warranty cost experience.

The following is a summary of the change in the Company’s accrued warranty costs during the three months ended September 30, 2003 and 2004 (unaudited, in thousands):

	2003	2004
Balance, beginning of period	$434	$428
Provisions for warranty	(2)	—
Settlements made	(8)	(11)

Balance, end of period	$424	$417

The following is a summary of the change in the Company’s accrued warranty costs during the nine months ended September 30, 2003 and 2004 (unaudited, in thousands):

	2003	2004
Balance, beginning of period	$402	$425
Provisions for warranty	69	52
Settlements made	(47)	(60)

Balance, end of period	$424	$417

Segment Reporting and Significant Customers

Management has concluded that the Company’s operations occur in one segment based upon the information used by management in evaluating the performance of the business. The revenue and assets of the Company’s foreign subsidiaries have not been significant.

For the three months ended September 30, 2003, four customers individually represented 28%, 18%, 14% and 12% of revenue. For the three months ended September 30, 2004, three customers individually represented 29%, 28% and 15% of revenue. For the nine months ended September 30, 2003, three customers individually represented 32%, 20% and 12% of revenue. For the nine months ended September 30, 2004, four customers individually represented 23%, 21%, 18% and 15% of revenue.

The Company’s major service provider customers include, among others: AT&T, MCI, SBC, Sprint and Verizon. Revenue from service providers as a percentage of total revenue was 78% and 88% for the three months ended September 30, 2003 and 2004, respectively. Revenue from service providers as a percentage of total revenue was 82% and 87% for the nine months ended September 30, 2003 and 2004, respectively. The supply agreements with the Company’s significant customers do not contain minimum purchase requirements.

As of September 30, 2004, three customers individually represented 31%, 28%, and 18% of accounts receivable.

Accounting for Stock Options

During the three months ended March 31, 2004, the Company granted non-qualified stock options to purchase 465,213 shares of common stock to employees, under the 1997 Non-Qualified Stock Option Plan, at an issuance price that was less than the fair market value of the Company’s common stock and recorded deferred compensation of $330,000. The deferred compensation is being amortized over the vesting period of the stock options, which is 20% as of the grant date and the remaining portion over 24 equal monthly installments after the grant date. As a result, the Company recorded deferred compensation expense of approximately $33,000 and $154,000 during the three and nine months ended September 30, 2004, respectively. The Company also recorded deferred compensation expense of $2,000 during the nine months ended September 30, 2003.

If compensation expense had been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, “Accounting for Certain Transactions Involving Stock Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company’s net earnings (loss) per share would have changed to the pro forma amounts indicated below (unaudited, in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net earnings (loss), as reported	$(2,515)	$246	$(3,284)	$(658)
Add: Stock-based employee compensation expense included in reported net results	—	33	2	154
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,353)	(765)	(4,413)	(3,197)

Pro forma net (loss)	$(3,868)	$(486)	$(7,695)	$(3,701)

Earnings (loss) per share:
Basic and diluted as reported	$(0.08)	$0.01	$(0.10)	$(0.02)

Basic and diluted pro forma	$(0.12)	$(0.01)	$(0.24)	$(0.11)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the nine months ended September 30, 2003 and 2004: no dividend yield, expected volatility from 180% to 395%, risk-free interest rates from 2.9% to 3.5% and an expected term of 5 years. Assumptions used in determining the fair value of options are used solely for this purpose and there is no prediction or guarantee that the expense reflected under these assumptions will be realized.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings or loss per share includes no dilution effect and is computed by dividing net earnings or net loss available to common stockholders by the weighted-average number of common shares outstanding for the period.

Diluted earnings or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Options and warrants to purchase 9,522,969 shares of common stock outstanding at September 30, 2003 were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2003 as their effect would be anti-dilutive. The effect of the Debentures issued in March 2002 (see Note 3) that were potentially convertible into 2,986,093 shares of common stock at September 30, 2003 has not been included in the computation of diluted loss per share for the three and nine months ended September 30, 2003 as such effect would be anti-dilutive.

Options and warrants to purchase 10,544,748 shares were outstanding at September 30, 2004. The dilutive effect of certain of the options resulted in the addition of 1,841,736 shares in the computation of diluted earnings per share for the three months ended September 30, 2004. Options and warrants outstanding at September 30, 2004 were not included in the computation of diluted loss per share for the nine months ended September 30, 2004 as their effect would be anti-dilutive. The effect of the Debentures that are potentially convertible into 2,559,509 shares of common stock at September 30, 2004 has not been included in the computation of diluted earnings and loss per share for the three and nine months ended September 30, 2004, respectively, as such effect would be anti-dilutive.

The computation of the earnings or loss per share is as follows (unaudited, in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net earnings (loss)	$(2,515)	$246	$(3,284)	$(658)

Basic weighted-average number of shares of common stock outstanding	32,648	33,283	32,550	33,160
Add: treasury stock effect of options	—	1,842	—	—

Diluted weighted-average number of shares of common stock outstanding	32,648	35,125	32,550	33,160

Earnings (loss) per common share:
Basic	$(0.08)	$0.01	$(0.10)	$(0.02)

Diluted	$(0.08)	$0.01	$(0.10)	$(0.02)

Adjustment

Prior to the Company’s initial public offering in February 1998, a reserve was established to cover sales returns and allowances. The establishment of this reserve was in accordance with Generally Accepted Accounting Principles in the United States of America and the balance of $1.7 million has been reflected as Deferred Revenue in the annual Consolidated Balance Sheets audited through December 31, 2003 and in the interim financial information through June 30, 2004.

The Company’s current management has reviewed this $1.7 million reserve and has not found any evidence supporting its balance due to the fact that the Company’s auditor at the time of the reserve establishment has ceased to exist and personnel who were responsible for the account are no longer with the Company. The Company’s position is that it is not appropriate for this unsubstantiated $1.7 million reserve balance to remain reflected as a liability on the Company’s Consolidated Balance Sheets.

Management has determined that it would not amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 to reflect a prior period reversal of the $1.7 million reserve balance. Management believes that it is not practicable for prior year financial statements to be re-audited and the reserve balance reversal would not have an adverse effect on those prior year financial statements.

An adjustment reflecting a $1.7 million decrease in Deferred Revenue and a corresponding $1.7 million decrease in Accumulated Deficit is reflected in the Consolidated Balance Sheet at September 30, 2004. When the Company files its Form 10-K for the year ended December 31, 2004 the Company will adjust the Deferred Revenue and Accumulated Deficit for all periods presented for this $1.7 million adjustment.

2. Line of Credit:

In July 2004, the Company and Silicon Valley Bank (“SVB”) entered into a $6.0 million line of credit agreement. Borrowings under the line of credit are available once the Debentures (see Note 3) have been fully repaid. The Company entered into this line of credit agreement primarily to provide additional capital in the event that the Debenture holders exercise their right to require the Company to repay the Debentures in full prior to their due date, and the Company makes all or a substantial portion of the repayment in cash. No amounts are outstanding under this line of credit at September 30, 2004.

The line of credit agreement with SVB expires on July 22, 2005, at which time any outstanding advances under the agreement are immediately payable. Under the agreement, the Company can borrow amounts not exceeding the lesser of (i) $6.0 million or (ii) a borrowing base which is 80% of eligible accounts receivable as defined in the agreement. Interest is payable monthly at the greater of (i) SVB’s prime rate plus 1.25% per annum or (ii) 5.25% per annum. Collateral under the agreement consists of the Company’s right, title and interest in and to substantially all of its assets other than its intellectual property. Once the Debentures are repaid, the agreement subjects the Company to certain financial and other covenants, which are presently met.

3. Convertible Debentures:

In March 2002, the Company issued senior secured convertible debentures (the “Debentures”) in the aggregate amount of $10.5 million in a private placement. The Debentures are due March 25, 2006, are payable in cash or common stock at the Company’s option provided certain conditions are satisfied, which are currently satisfied. The Debentures bear interest at an annual rate of 5% payable quarterly in cash or common stock, at the Company’s option, provided certain conditions are satisfied, which are currently satisfied. To date, all quarterly interest payments under the Debentures have been made in cash. The Debentures were convertible into 2,986,093 shares of common stock at the option of the Debenture holders at a price of $3.5163 per share, subject to certain adjustments. The conversion price of the Debentures will adjust if the Company issues additional equity or instruments convertible into equity at a price that is less than the then-effective conversion price of the Debentures. The Company has the right to require the holders to convert their Debenture holdings into common stock if the value weighted average price of the Company’s common stock exceeds 175% of the conversion price for 20 consecutive trading days. Debentures totaling $1.5 million were paid in cash in June 2004. The remaining Debentures totaling $9.0 million are convertible into 2,559,509 shares of common stock at September 30, 2004.

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

Because the Company did not meet the earnings target for 2003 set forth in the Debentures, the Debenture holders may require that the Company repay, in whole or in part, at any time and from time to time, the outstanding principal amount of their Debenture holdings, plus accrued interest. Under the terms of the Debentures: (i) a Debenture holder electing payment for some portion of the Debentures must notify the Company of this election; (ii) the Company, in turn, must notify the Debenture holder of the manner in which it intends to repay that Debenture holder (either all cash or all common stock); and (iii) the notifying Debenture holder then notifies the Company of the amount to be paid in that form at that time. The redemption of each Debenture may be made in cash or common stock, at the Company’s option, provided certain conditions are satisfied, which the Company currently satisfies.

In addition, under the terms of the Debentures, a number of events could trigger the Debenture holders’ right to force early repayment of 115% of the outstanding principal plus accrued and unpaid interest owed under the Debentures. Events constituting a triggering event include:

•	default by the Company on other indebtedness or obligations under any other debenture, mortgage, credit agreement or other facility, indenture agreement, factoring agreement or other instrument under which there may be issued, or by which there may be secured or evidenced, any indebtedness for borrowed money or money due under any long term leasing or factoring arrangement in an amount exceeding $500,000;

•	failure by the Company to have its common stock listed on an eligible market;

•	failure to have an effective registration statement covering the shares of common stock issuable upon conversion of the Debentures or exercise of the warrants;

•	bankruptcy of the Company;

•	engagement by the Company in certain change in control, sale of assets or redemption transactions; and

•	certain other failures by the Company to perform obligations under the Debenture agreement and/or the related agreements.

The aggregate amount of the Debentures is reflected in the accompanying balance sheets as a current liability of $10.5 million and $9.0 million, net of unamortized debt discount of approximately $1.8 million and $1.0 million, as of December 31, 2003 and September 30, 2004, respectively. The net amount represents the fair market value after allocating the proceeds to the various additional components of the debt. Approximately $2.1 million in proceeds from the Debentures was allocated to the value of the warrants. Approximately $0.3 million in proceeds from the Debentures was allocated to additional paid-in capital to recognize the value of the rights of the holders to purchase shares of preferred stock, which expired in 2002, as determined by an appraisal. On the date of issuance of the Debentures, the conversion price of the Debentures was less than the quoted market price of the Company’s common stock. Accordingly, approximately $0.7 million in proceeds from the Debentures was allocated to additional paid-in capital to recognize this beneficial conversion feature. The discount on the Debentures resulting from the allocation of proceeds to the value of the warrants, preferred stock rights and beneficial conversion feature is being amortized as a charge to interest expense over the four-year period until the Debentures become due in March 2006. Debt issuance costs of approximately $0.9 million were deferred and are being amortized over the term of the Debentures. Because of the early repayment of $1.5 million of the outstanding Debentures in June 2004, a proportionate amount of the unamortized discount and debt issuance costs associated with this $1.5 million repayment was amortized. The related charge of approximately $0.3 million has been included in other expense in the Statements of Operations for the nine months ended September 30, 2004.

4. Commitments and Contingencies:

In January 2004, the Company received notice that a lawsuit had been filed by Paradyne Networks, Inc. (“Paradyne”) of Largo, Florida, in the United States District Court for the Middle District of Florida, Tampa Division (the “ Florida Court”), seeking damages, and injunctive and declaratory relief, for the Company’s alleged infringement of patents owned by Paradyne Corporation, a subsidiary of Paradyne.

On May 14, 2004, the Florida Court granted the Company’s motion to dismiss the case for lack of subject matter jurisdiction and denied Paradyne’s motion for leave to amend its complaint and its motion for preliminary injunction. Paradyne did not appeal the decision.

In a related matter, one of the Company’s subsidiaries, Visual Networks Operations, Inc., filed a lawsuit in United States District Court for the District of Maryland, Southern Division (the “Maryland Court”), against Paradyne Corporation. This lawsuit requests declaratory judgment that Visual UpTime and Visual IP InSight do not infringe certain patents owned by Paradyne Corporation and that those patents are invalid and unenforceable and alleges that Paradyne’s assertion of its patents against the Company is baseless and has been for the sole purpose of obtaining an unfair competitive advantage, and that Paradyne has infringed certain patents owned by the Company. Paradyne filed counterclaims alleging the Visual Networks, Inc. infringement of its patents, mirroring the Florida claims. On October 15, 2004, Paradyne Corporation filed amended counterclaims, adding allegations of willful patent infringement and unenforceability of two of the Company’s patents in the lawsuit. The Maryland lawsuit presently is in the fact discovery phase of the litigation. The Maryland Court has scheduled a hearing concerning patent claim construction for February 7, 2005. A trial date has not yet been scheduled.

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

These product lines allow businesses and organizations (which we call enterprises), and their providers of network services (which we call service providers and systems integrators) to measure the performance of their networks, to determine whether a network is performing consistent with the requirements of the software applications running on that network, and to determine whether the level of service being provided is meeting those standards agreed upon by the service provider and its enterprise customer. These platforms also help enterprises understand how their software applications and users are using the network, the performance those applications and users are experiencing, and required network capacity. Our platforms constantly monitor the data traffic traveling between service providers’ and enterprises’ networks. Network operators using our platforms can quickly identify and isolate network problems without dispatching personnel to remote sites. By learning how much traffic is traveling on the service provider network and understanding the characteristics of that traffic, network operators can efficiently address bandwidth capacity and response time issues. Although our products do not currently perform any active control of networks or applications, they are categorized as “performance management” tools and we refer to our products as those that “manage” networks.

UpTime manages the performance of application delivery on private data networks and consists of Visual UpTime® and Visual UpTime® Select™. UpTime is our original flagship product suite. The vast majority of our revenues are derived from UpTime and UpTime Select.

UpTime Select was announced in October 2003 as the successor to UpTime. UpTime Select offers a flexible, software-based solution that enterprise customers, service providers and systems integrators can cost-effectively implement and incrementally enhance in step with the unique and changing needs of their dynamic IT environments. We recorded initial UpTime Select revenue in the three months ended June 30, 2004.

Visual IP InSight® is a software-based service performance management platform for public Internet Protocol (“IP”) networks. It enables service providers and enterprises to manage IP connectivity and accessibility to IP network services from the end-user’s perspective. It helps manage IP connectivity independent of IP access technologies. A small portion of our revenues are derived from IP Insight.

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

We incurred net losses in 2003 and in the first six months of 2004. Our 2003 revenue was adversely affected by a continued slowdown in the global economy and depressed end-user information technology spending. These factors contributed to significant competitive pressure on the average selling price of our products, tighter service provider inventory control and the loss of business to competitors.

However, we have recorded sequential quarterly revenue improvement since the three months ended September 30, 2003. We also returned to profitability in the three months ended September 30, 2004. Despite these improvements, there can be no assurance that there will be continued revenue growth and/or profitability.

Prior to our initial public offering in February 1998, a reserve was established to cover sales returns and allowances. The establishment of this reserve was in accordance with Generally Accepted Accounting Principles in the United States of America and the balance of $1.7 million has been reflected as Deferred Revenue in the annual Consolidated Balance Sheets audited through December 31, 2003 and in the interim financial information through June 30, 2004.

Our current management has reviewed this $1.7 million reserve and has not found any evidence supporting its balance due to the fact that our auditor at the time of the reserve establishment has ceased to exist and personnel who were responsible for the account are no longer with the Company. Our position is that it is not appropriate for this unsubstantiated reserve balance to remain reflected as a liability on our Consolidated Balance Sheets.

Management has determined that it would not amend our Annual Report on Form 10-K for the year ended December 31, 2003 to reflect a prior period reversal of the $1.7 million reserve balance. Management believes that it is not practicable for prior year financial statements to be re-audited and the reserve balance reversal would not have an adverse effect on those prior period financial statements.

An adjustment reflecting a $1.7 million decrease in Deferred Revenue and a corresponding $1.7 million decrease in Accumulated Deficit is reflected in the Consolidated Balance Sheet at September 30, 2004. When the Company files its Form 10-K for the year ended December 31, 2004 the Company will adjust the Deferred Revenue and Accumulated Deficit for all periods presented for this $1.7 million adjustment.

Results of Operations

The primary statements of operations components are:

Revenue. Our revenue consists of three types: hardware, software, and support and services. The fees we receive associated with the licensing of our software products are classified as software revenue. The sale of the hardware component of the Visual UpTime and Visual UpTime Select platforms, the analysis service element (“ASE”), is classified as hardware. UpTime sales are primarily hardware. In contrast, UpTime Select sales have unbundled hardware and software components and such sales are reflected under hardware and/or software as appropriate. Sales of IP InSight are primarily classified as software. Sales of discontinued products are software revenue. Sales of technical support, professional services and training for all products are classified as support and services revenue.

Cost of revenue and gross profit. Product cost of revenue consists of contract manufacturing costs, component parts, warehouse costs, warranty, other contractual obligations, royalties, license fees and other overhead expenses related to the manufacturing operations. Product cost of revenue includes both hardware and software cost of revenue in the accompanying consolidated statements of operations. Cost of revenue related to software sales has not been significant. Support and services cost of revenue includes outsourced benchmark services, professional services and technical support costs.

Operating expenses.

Research and development expense. Research and development expense consists primarily of research and development staff compensation, depreciation of test and development equipment, outsourced development and testing and prototype materials.

Sales and marketing expense. Sales and marketing expense consists of sales and marketing staff compensation, commissions, pre-sales support, travel and entertainment, trade shows and other marketing programs.

General and administrative expense. General and administrative expense consists of the costs of executive management, finance, legal and other administrative activities.

Three months ended September 30, 2003 compared to three months ended September 30, 2004

The following table presents revenue by product line:

	Three Months Ended September 30, (unaudited, in thousands)
	2003	2004
UpTime
Visual UpTime	$8,550	$8,089
Visual UpTime Select	—	5,321
IP InSight	747	407

Continuing products	9,297	13,817
Royalties	70	—

Total revenue	$9,367	$13,817

The following table presents the hardware, software, and support and services revenue attributable to customers that individually represented more than 10% of our total revenue for each period presented:

	Three Months Ended September 30, (unaudited, in thousands)
	2003	2004
AT&T	$2,583	$3,992
Sprint	1,647	3,896
Interlink Communications Systems	1,356	*
MCI	1,084	2,101
All other customers (each individually less than 10%)	2,697	3,828

Total revenue	$9,367	$13,817

*	Less than 10%

Revenue, cost of revenue, and gross profit

The table below sets forth the changes in total revenue, cost of revenue and gross profit:

	Three Months Ended September 30, (unaudited, in thousands, except percentage data)
	2003	%*	2004	%*	Increase	%**
Revenue
Hardware	$7,057	75.3%	$9,021	65.3%	$1,964	27.8%
Software	141	1.5	2,616	18.9	2,475	1,755.3
Support and services	2,169	23.2	2,180	15.8	11	0.5

Total revenue	9,367	100.0	13,817	100.0	4,450	47.5

Cost of revenue
Product	2,891	30.9	4,001	29.0	1,110	38.4
Support and services	228	2.4	283	2.0	55	24.1

Total cost of revenue	3,119	33.3	4,284	31.0	1,165	37.4
Gross profit	$6,248	66.7%	$9,533	69.0%	$3,285	52.6%

*	Denotes % of total revenue for the period
**	Denotes % change from 2003 to 2004

The table below sets forth the changes in product revenue, product cost of revenue and product gross profit:

	Three Months Ended September 30, (unaudited, in thousands, except percentage data)
	2003	%*	2004	%*	Increase	%**
Product revenue
Hardware	$7,057	98.1%	$9,021	77.5%	$1,964	27.8%
Software	141	1.9	2,616	22.5	2,475	1,755.3

Total product revenue	7,198	100.0	11,637	100.0	4,439	61.7

Product cost	2,891	40.2	4,001	34.4	1,110	38.4

Product gross profit	$4,307	59.8%	$7,636	65.6%	$3,329	77.3%

*	Denotes % of product revenue for the period
**	Denotes % change from 2003 to 2004

The table below sets forth the changes in service revenue, service cost of revenue and service gross profit:

	Three Months Ended September 30, (unaudited, in thousands, except percentage data)
	2003	%*	2004	%*	Increase (Decrease)	%**
Support and services revenue	$2,169	100.0%	$2,180	100.0%	$11	0.5%
Support and services cost of revenue	228	10.5	283	13.0	55	24.1
Support and services gross profit	$1,941	89.5%	$1,897	87.0%	$(44)	(2.3)%

*	Denotes % of support and services revenue for the period
**	Denotes % change from 2003 to 2004

Revenue

•	Hardware revenue increased from period to period due to increased Uptime and UpTime Select hardware sales to AT&T, Sprint and MCI primarily due to increased market demand caused by the introduction of Visual UpTime Select. Revenue related to Visual UpTime hardware was $7.1 million and $6.2 million during the third quarter of 2003 and 2004, respectively. No revenue related to Visual UpTime Select hardware was recorded during 2003. Revenue related to Visual UpTime Select hardware was $2.8 million during the third quarter of 2004.

•	Software revenue increased from period to period due to UpTime Select software licensing which began in 2004 and was $2.5 million during the three months ended September 30, 2004.

Cost of revenue

•	Product cost of revenue increased from period to period in conjunction with increased hardware sales.

Gross profit

•	Gross profit on products as a percentage of revenue increased from period to period due to increased sales of high margin UpTime Select software modules which began in 2004.

Operating expenses

The table below sets forth the changes in operating expenses:

	Three Months Ended September 30, (unaudited, in thousands, except percentage data)
	2003	%*	2004	%*	Increase (Decrease)	%**
Operating expenses
Research and development	$2,621	28.0%	$2,378	17.2%	$(243)	(9.3)%
Sales and marketing	4,026	43.0	4,054	29.4	28	0.7
General and administrative	1,743	18.6	2,560	18.5	817	46.9

Total operating expenses	$8,390	89.6%	$8,992	65.1%	$602	7.2%

*	Denotes % of total revenue for the period
**	Denotes % change from 2003 to 2004

•	Research and development expense decreased from period to period primarily due to a $0.1 million decrease in outside services and a $0.1 million decrease in depreciation expense.

•	General and administrative expense increased from period to period primarily due to a $0.8 million increase in professional services expense, relating to accounting and legal fees, and a $0.4 million increase in payroll and incentive compensation costs primarily due to the costs of transitioning Chief Financial Officers. The increases were partially offset by a $0.2 million decrease in depreciation expense, a $0.1 million decrease in hiring costs and a $0.1 million decrease in outside services costs.

Other items

The table below sets forth the changes in other items:

	Three Months Ended September 30, (unaudited, in thousands, except percentage data)
	2003	%*	2004	%*	Increase	%**
Interest income	$19	0.2%	$36	0.3%	$17	89.5%
Interest expense	(392)	(4.2)	(331)	(2.4)	61	15.6

*	Denotes % of total revenue for the period
**	Denotes % change from 2003 to 2004

•	Interest expense decreased from period to period due to reduced interest expense associated with the lower outstanding Debentures balance.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2004

The following table presents revenue by product line:

	Nine Months Ended September 30, (unaudited, in thousands)
	2003	2004
UpTime
Visual UpTime	$25,300	$28,733
Visual UpTime Select	—	7,761
Visual IP InSight	2,728	1,876

Continuing products	28,028	38,370
Discontinued products	57	—
Royalties	259	111

Total revenue	$28,344	$38,481

The following table presents the hardware, software, and support and services revenue attributable to customers that individually represented more than 10% of our total revenue for each period presented:

	Nine Months Ended September 30, (unaudited, in thousands)
	2003	2004
AT&T	$9,148	$8,238
SBC	*	5,633
Sprint	5,670	8,743
Interlink Communications Systems	3,330	*
MCI	*	6,889
All other customers (each individually less than 10%)	10,196	8,978

Total revenue	$28,344	$38,481

*	Less than 10%

Revenue, cost of revenue, and gross profit

The table below sets forth the changes in total revenue, cost of revenue and gross profit:

	Nine Months Ended September 30, (unaudited, in thousands, except percentage data)
	2003	%*	2004	%*	Increase (Decrease)	%**
Revenue
Hardware	$20,203	71.3%	$27,642	71.9%	$7,439	36.8%
Software	1,169	4.2	4,282	11.1	3,113	266.3
Support and services	6,972	24.5	6,557	17.0	(415)	(6.0)

Total revenue	28,344	100.0	38,481	100.0	10,137	35.8

Cost of revenue
Product	7,175	25.3	10,784	28.0	3,609	50.3
Support and services	763	2.7	825	2.2	62	8.1

Total cost of revenue	7,938	28.0	11,609	30.2	3,671	46.2

Gross profit	$20,406	72.0%	$26,872	69.8%	$6,466	31.7%

*	Denotes % of total revenue for the period
**	Denotes % change from 2003 to 2004

The table below sets forth the changes in product revenue, product cost of revenue and product gross profit:

	Nine Months Ended September 30, (unaudited, in thousands, except percentage data)
	2003	%*	2004	%*	Increase	%**
Product revenue
Hardware	$20,203	94.5%	$27,642	86.6%	$7,439	36.8%
Software	1,169	5.5	4,282	13.4	3,113	266.3

Total product revenue	21,372	100.0	31,924	100.0	10,552	49.4

Product cost	7,175	33.6	10,784	33.8	3,609	50.3

Product gross profit	$14,197	66.4%	$21,140	66.2%	$6,943	48.9%

*	Denotes % of product revenue for the period
**	Denotes % change from 2003 to 2004

The table below sets forth the changes in service revenue, service cost of revenue and service gross profit:

	Nine Months Ended September 30, (unaudited, in thousands, except percentage data)
	2003	%*	2004	%*	Increase (Decrease)	%**
Support and services revenue	$6,972	100.0%	$6,557	100.0%	$(415)	(6.0)%
Support and services cost of revenue	763	10.9	825	12.6	62	8.1
Support and services gross profit	$6,209	89.1%	$5,732	87.4%	$(477)	7.7%

*	Denotes % of support and services revenue for the period
**	Denotes % change from 2003 to 2004

Revenue

•	Hardware revenue increased from period to period due to increased UpTime and Uptime Select hardware sales to SBC, MCI and Sprint primarily due to increased market demand caused by the introduction of Visual UpTime Select. These increases were partially offset by decreased hardware sales to AT&T in 2004 due to tighter inventory controls. Revenue related to Visual UpTime hardware was $20.2 million and $23.5 million during the nine months ended September 30, 2003 and 2004, respectively. No revenue related to Visual UpTime Select hardware was recorded during 2003. Revenue related to Visual UpTime Select hardware was $4.1 million during the nine months ended September 30, 2004.

•	Software revenue increased from period to period due to UpTime Select software sales which began in 2004 and were $3.6 million during the nine months ended September 30, 2004. This increase was partially offset by a $0.5 million decrease in Visual IP Insight sales, which often fluctuate due to the uncertain timing of large orders. Revenue related to Visual IP Insight software was $0.6 million and $0.1 million during the nine months ended September 30, 2003 and 2004, respectively.

•	Support and services revenue decreased from period to period due to decreased technical support revenue associated with UpTime of $0.2 million and IP Insight of $0.1 million and decreased professional services revenue of $0.1 million.

Cost of revenue

•	Product cost of revenue increased from period to period in conjunction with increased hardware sales.

Gross profit

•	Gross profit as a percentage of total revenue decreased from period to period in conjunction with a decline in support and services revenue.

Operating expenses

The table below sets forth the changes in operating expenses:

	Nine Months Ended September 30, (unaudited, in thousands, except percentage data)
	2003	%*	2004	%*	Increase (Decrease)	%**
Operating expenses
Research and development	$7,940	28.0%	$7,439	19.3%	$(501)	(6.3)%
Sales and marketing	10,906	38.4	11,826	30.7	920	8.4
General and administrative	4,203	14.9	7,012	18.3	2,809	66.8

Total operating expenses	$23,049	81.3%	$26,277	68.3%	$3,228	14.0%

*	Denotes % of total revenue for the period
**	Denotes % change from 2003 to 2004

•	Research and development expense decreased from period to period as decreases in outside services and depreciation expense of $0.4 million and $0.3 million, respectively, were partially offset by a $0.2 million increase in incentive compensation.

•	Sales and marketing expense increased from period to period primarily due to increases in incentive compensation of $1.2 million and marketing programs of $0.2 million. These increases were partially offset by decreases in travel of $0.3 million and depreciation of $0.2 million.

•	General and administrative expense increased from period to period primarily due to increases in professional services costs relating to accounting and legal fees of $2.3 million and payroll and incentive compensation costs of $0.9 million. These increases were partially offset by a $0.3 million decrease in hiring costs and a $0.1 million decrease in outside services costs.

Other items

The table below sets forth the changes in other items:

	Nine Months Ended September 30, (unaudited, in thousands, except percentage data)
	2003	%*	2004	%*	Increase (Decrease)	%**
Other income (expense)	$452	1.6%	$(262)	(0.7)%	$(714)	(158.0)%
Interest income	84	0.3	98	0.3	14	16.7
Interest expense	(1,177)	(4.2)	(1,089)	(2.9)	88	7.5

*	Denotes % of total revenue for the period
**	Denotes % change from 2003 to 2004

•	Other income (expense) in 2003 represents the gain on the sale of a previously written-off investment. 2004 expense represents accelerated amortization of debt discount and debt issuance costs associated with the $1.5 million Debenture repayment during the second quarter of 2004.

Liquidity and Capital Resources

We require substantial working capital to fund our business, particularly to finance inventories, accounts receivable, research and development activities, operating expenses and capital expenditures. To date, we have financed our operations and capital expenditures primarily with the proceeds from our initial public offering (completed in February 1998), cash provided by operating activities, bank borrowings, and the proceeds from the issuance of the Debentures. Our future capital requirements will depend on many factors, including the timing and nature of repayment of the Debentures, the rate of future revenue growth, if any, and the acceptance of our new Visual UpTime Select product suite by our customers. Other relevant factors include gross profit and operating expense levels, including product research and development, sales and marketing and general and administrative expenses. If cash provided by currently available sources is not sufficient, we will be required to further reduce our expenditures for operations and/or to seek additional capital through other means that may include additional borrowings and/or the sale of equity securities or the sale of assets. Our access to the Silicon Valley Bank (“SVB”) line of credit, unavailable until the Debentures are fully repaid, may be limited if we have an insufficient borrowing base or if we cannot meet the financial and other covenants required under the line of credit agreement. Under those circumstances, there can be no assurance that additional capital will be available, or available on terms that are reasonable or acceptable to us, and our business and financial condition may be materially and adversely affected.

At September 30, 2004, our principal source of liquidity was our existing balance of cash and cash equivalents of $12.5 million.

Our operating activities consumed $3.1 million in cash and cash equivalents for the nine months ended September 30, 2003 and 2004. A major factor affecting operating activities in 2003 was the $3.8 million decrease in accounts payable and accrued expenses, reflecting decreased business activity. Costs and operating expenses were lower in the three months ended September 30, 2003 relative to the three months ended December 31, 2002.

A major factor affecting operating activities in 2004 was the $4.4 million increase in accounts receivable. The increase in accounts receivable was due to increased revenue, the timing of billings in the three months ended September 30, 2004, and accelerated collections at the end of 2003.

Our investing activities provided cash and cash equivalents of $0.2 million and $0.8 million for the nine months ended September 30, 2003 and 2004, respectively. Proceeds from certificate of deposit liquidations were approximately $1.0 and $1.5 million in the nine months ended September 30, 2003 and 2004, respectively (see Note 1 of Notes to Consolidated Financial Statements).

Our financing activities provided cash and cash equivalents of $0.3 million for the nine months ended September 30, 2003 and used cash and cash equivalents of approximately $0.8 million in the nine months ended September 30, 2004. Changes in cash related to 2004 activities primarily reflect the repayment of $1.5 million in Debentures (see Note 3 of Notes to Consolidated Financial Statements).

Future minimum payments, assuming no further early Debenture repayments, as of September 30, 2004 under the Debentures and non-cancelable operating leases are as follows (unaudited, in thousands):

	Debentures	Operating Leases
2004	$112	$409
2005	450	1,604
2006	9,113	1,116
2007	—	1,144
2008	—	1,170
Thereafter	—	1,181

Total minimum payments	9,675	$6,624

Interest element of payments	(675)

Present value of future minimum payments	9,000
Unamortized debt discount	(1,004)

Total Debentures	$7,996

We have a subtenant occupying a portion of our office space under a sublease that expires in December 2004. Future minimum lease payments due from the sublessee are approximately $0.1 million as of September 30, 2004. We are currently in negotiations with the sublessee to extend the sublease to December 2005.

The terms of the Debentures provide for a number of events that could trigger the Debenture holders’ right to force early repayment of 115% of the outstanding principal plus accrued and unpaid interest. The terms also included an earnings target related to our financial performance, which we did not meet for 2003. As a result, the Debenture holders may require that we repay, in whole or in part, at any time and from time to time, the outstanding principal amount of their Debenture holdings, plus accrued interest. Each early repayment, if any, may be made in cash or common stock, at our option, provided certain conditions are satisfied, which we currently satisfy. If we choose to issue common stock to repay the debt, our stockholders could be subject to significant dilution.

On May 11, 2004, we received a definitive, binding notice from two Debenture holders requesting the repayment in full of an aggregate of $1.5 million of our $10.5 million outstanding Debentures. Pursuant to this notice, on June 11, 2004, we paid $1.5 million in cash to these two Debenture holders.

Should we receive any further repayment requests, we intend to carefully evaluate and balance liquidity concerns against dilution considerations and make each determination of whether to repay in cash or common stock on a case-by-case basis. If we choose to repay a Debenture holder with shares of our common stock and the per share issuance price of the stock is less than $3.5163, the conversion price of any outstanding Debentures would be adjusted downward to the issuance price of such stock. In addition, under the terms of the warrants held by the Debenture holders, an issuance of shares below the exercise price of the warrants would cause the exercise price to be adjusted on a weighted-average basis. Based upon our current revenue and expense expectations, we believe that we would have sufficient operating capital for at least the next twelve months in the event we repay the remaining $9.0 million in Debentures in cash.

The following table outlines the number of shares into which the Debentures would be convertible if we issue additional equity (including for repayment of the Debentures) at prices specified, as well as the total percent of the outstanding shares of the Company that such shares would represent upon conversion, calculated using the number of shares outstanding as of November 10, 2004:

Decline	Issuance Price	Debenture Shares(1)	% of Company
No anti-dilution	$3.5163	2,559,509	7.1%
25%	$2.6372	3,412,679	9.3%
50%	$1.7582	5,119,018	13.3%
75%	$0.8791	10,238,036	23.4%

(1)	These numbers and percentages reflect our repayment in cash of $1.5 million of the Debentures in June 2004.

The warrants are subject to weighted average anti-dilution protection which would decrease the exercise price and increase the number of shares issuable under the warrants. These changes would be determined once the total investment amount and price per share of any future equity issuance were known.

In order to provide us with additional capital resources in the event that the Debentures are paid in full, we entered into a $6.0 million line of credit agreement with SVB. Borrowings under the line of credit would be available only after the Debentures are fully paid (see Note 2 of Notes to Consolidated Financial Statements).

We are involved in a lawsuit in which we are litigating our claims that (i) our products do not infringe patents owned by a competitor, those patents are invalid and unenforceable, and the competitor’s assertion of its patents against us is baseless and has been for the sole purpose of obtaining an unfair competitive advantage and (ii) that competitor has infringed certain patents owned by us. The competitor has filed counterclaims alleging our infringement of its patents and unenforceability of two of our patents in the lawsuit.

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

We have commitments related to inventory purchased by certain suppliers on our behalf. If such inventory is not used within a specified period of time or we discontinue a product for which the suppliers have made purchases or we terminate a relationship with the supplier for which we have set minimum inventory requirements, we are required to purchase the excess inventory from the suppliers. Additionally, if we cancel a purchase order placed with a supplier, we may be subject to certain costs and fees. As of September 30, 2004, anticipated demand exceeds the supply of inventory. As such, we do not have a liability recorded as of September 30, 2004 for inventory purchase commitments.

We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any so-called limited purpose entities, which include special purpose entities and structured finance entities.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Those policies are described in our 2003 Annual Report on Form 10-K. On an ongoing basis, we re-evaluate our estimates, including those related to bad debts, inventory, investment, income taxes, warranty obligations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Among other things, these estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies to be the following:

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

Reserve for Inventory Obsolescence

Because of the lead times required to obtain manufactured product, we must maintain sufficient quantities of inventory for all of our products to meet expected demand. If actual demand is much lower than forecasted, we may not be able to dispose of our inventory at or above its cost. We write down the value of estimated excess and obsolete inventory to the lower of cost or market value. The estimates are based on historical trends, forecasts and specific customer or transaction information. It is generally our policy to write down inventory based on the number of items that we do not expect to sell within a one year period. If future demand is lower than currently estimated, additional write-downs of our inventory may be required. During the first nine months of 2004, we recorded a charge of $0.4 million related to excess and obsolete inventory.

Deferred Tax Valuation Allowance

We calculate a valuation allowance against gross deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. In management’s opinion, our cumulative loss in the most recent three-year period represents sufficient negative evidence to require a full valuation allowance under the provisions of SFAS No. 109. We intend to maintain a full valuation allowance until sufficient positive evidence exists to support the reversal of any portion of the allowance.

Risk Factors

Investing in our securities involves a high degree of risk. In addition to the other information contained in this quarterly report, including the reports we incorporate by reference, you should consider the following factors before investing in our securities.

Our Debenture holders now have the right to demand repayment of any or all of our Debentures at any time and from time to time.

Because we did not meet the financial targets for 2003 under our Debentures, the Debenture holders may require that we repay any or all of the outstanding principal amount of their Debentures plus accrued interest at any time and from time to time. The choice of whether to repay all common stock or all cash is in our absolute discretion provided we meet certain criteria specified in the Debentures, which we currently meet. If we choose to repay any such demand with common stock, such issuance would have a dilutive effect on our common stockholders. If the issuance price of such shares is below the then-current conversion price of the Debentures, the conversion price of the Debentures is immediately reset to such lower price and the exercise price of the warrants and the number of shares issuable upon exercise would be adjusted upwards on a weighted-average basis.

If we choose to repay any such demand with cash, and we do not have sufficient cash to both repay amounts and to fund ongoing operations, we may be required to seek additional capital through a sale of assets, sale of additional securities or through additional borrowings, none of which may be available on terms acceptable to us. Our business and financial condition could be materially and adversely affected.

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

We may not be able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act.

Beginning with the year ended December 31, 2004, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management with our Annual Report on Form 10-K, which is to include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. That report will also be required to include a statement that our independent auditors have issued an attestation report on both management’s assessment of our control over financial reporting and on the operating effectiveness of our internal control over financial reporting.

In order to achieve compliance with Section 404 within the prescribed period, management has adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that have been identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. However, we may not be able to complete in a timely manner the work necessary for management to issue its management report and may not be able to report that our internal control over financial reporting is effective. In addition, we can give no assurance that our independent auditors will be able to issue unqualified attestation reports on either management’s assessment or on the operating effectiveness of our internal control over financial reporting.

We may experience difficulties in migrating customers to the new Visual UpTime Select product suite.

Visual UpTime Select is based on a new licensing model and includes significant new technological innovations. We have sales and technical obstacles to overcome related to upgrading Visual UpTime customers to Visual UpTime Select. These obstacles may delay new orders, slow product deployment or result in other unforeseen challenges with otherwise negative impacts.

We may not be able to obtain critical hardware components.

Our contract manufacturers purchase a number of critical components from vendors for which alternative sources are not currently available. Delays or interruptions in the supply of these components could result in delays or reductions in product shipments. The purchase of these components from outside suppliers on a sole source basis subjects us to risks, including the continued availability of supplies, price increases and potential quality assurance problems. While alternative suppliers may be available, these suppliers must be identified and qualified. We cannot be certain that any such suppliers will meet its required qualifications or that alternative suppliers can be identified in a timely fashion, if at all. Our contract manufacturers may not be able to obtain sufficient quantities of these components on the same or substantially the same terms. Consolidations involving suppliers could further reduce the number of component alternatives and affect the cost of such supplies. An increase in the cost of such supplies could make our products less competitive. Production delays, lower margins or less competitive product pricing could have a material adverse effect on our business and results of operations.

We rely on two firms for contract manufacturing services.

We have outsourced the manufacture of the ASE to two contract manufacturing firms. We derive a substantial portion of our revenue from the sale of ASEs. A contract manufacturer could decide to reduce or eliminate the amount of credit extended to us or to suspend the shipment of products due to concerns about our financial condition or credit and inventory risk.

If we are required to establish alternative contract manufacturers, there can be no assurances that we would be able to do so, or on acceptable terms. If we were required to replace our contract manufacturers, we could experience substantial production delays and be required to pay substantially higher prices in order to complete delivery of customers’ orders. Such a delay or price increase could have a material adverse effect on our revenue and gross profit.

Our access to the SVB line of credit may be limited.

Our access to the SVB line of credit, unavailable until the Debentures are fully repaid, may be limited if we have an insufficient borrowing base or if we cannot meet the financial and other covenants required by the facility. Under those circumstances, there can be no assurance that additional capital will be available, or available on terms that are reasonable or acceptable to us, and our business and financial condition may be materially and adversely affected.

Substantial dilution to our common stockholders could result if we are required to raise additional capital through the sale of equity below certain price thresholds.

Debentures outstanding of $9.0 million are convertible into 2,559,509 shares of our common stock at the rate of $3.5163 per share and the associated warrants are exercisable for 828,861 shares of our common stock at a price of $4.2755 per share. The Debentures contain “full ratchet” anti-dilution price protection. This means that if we issue additional shares of common stock in connection with a financing or under other circumstances at a price lower than $3.5163 per share, the Debentures would become convertible into a greater number of shares of common stock than they are today. Issuances of common stock that do not trigger this anti-dilution protection include: issuances as part of an acquisition or strategic investment, issuances under our stock incentive plan or employee stock purchase plan, or issuances as part of a public offering of more than $30.0 million.

The warrants are subject to weighted average anti-dilution protection which would decrease the exercise price and increase the number of shares issuable under the warrants. These changes would be determined once the total investment amount and price per share of any future equity issuance were known.

We have an accumulated deficit of $473.8 million.

Our operating losses since 2000 plus the effects of impairment and restructuring charges, amortization of intangible assets and the write-off of in-process research and development have resulted in an accumulated deficit of $473.8 million at September 30, 2004. This accumulated deficit could affect our ability to raise equity financing, arrange bank financing or arrange credit from suppliers on reasonable or acceptable terms.

We may not be profitable in the future.

Our ability to generate operating income in the future is dependent on our success in growing revenue and managing operating expenses. Market conditions, competitive pressures, and other factors beyond our control, may adversely affect our ability to adequately sustain revenue in the future. In particular, our ability to sustain revenue may be negatively affected by our dependence on our service provider customers. Pressure on capital expenditures and the decline of the telecommunications industry may delay the roll-out of new services based on our products offered by our service provider customers. Any potential reduction in demand for value added services or products, which our products support, from the service providers’ customers, directly impacts the purchase volume of our products and may impact our ability to sustain revenue. While we were profitable in the three months ended September 30, 2004, we may be required to reduce operating expenses if future revenue projections fall short of expectations. Our operating expenses include substantial fixed components which cannot be reduced quickly. If anticipated revenue levels are below expectations, operating results are likely to be materially and adversely affected because we may not be able to reduce operating expenses on a timely basis.

We are highly dependent on sales to telecommunications service providers.

Our primary sales and marketing strategy has predominantly revolved around sales to telecommunications service providers. We expect that a significant portion of our revenue in 2004 will be attributable to sales of Visual UpTime, Visual UpTime Select and Visual IP InSight to service providers. The loss of any one of our service provider customers, which together have historically provided a majority of our revenue, could result in a substantial loss of revenue that could have a material adverse effect on our business and results of operations. Existing service provider customers are not easily replaced because of the relatively few participants in that market. High barriers to entry due to extraordinary capital requirements and the possibility that existing service providers may merge or fail may further reduce their numbers. Furthermore, the small number of network service providers means that the reduction, delay or cancellation of orders or a delay in shipment of our products to any one service provider customer could have a material adverse effect on our revenue in any given quarter. Our anticipated dependence on sizable orders from a limited number of service provider customers will make the relationship between us and each service provider critically important to our business. Further, because our agreements do not contain minimum purchase requirements, there can be no assurance of significant business with our service provider customers on an ongoing basis. With the introduction of Visual UpTime Select, we anticipate that we will see growth in revenue from our value added reseller channel, although there can be no assurance that such growth will occur.

Our long sales cycle, which has had a median length of approximately five to six months, requires us to expend significant resources on potential sales opportunities that may never be consummated.

Our sales cycles are relatively long because large enterprises, our target end-user market, frequently experience delays in making significant capital expenditures on complicated systems. For enterprise customers, our historical sales cycle has a median of approximately five to six months. This extended cycle increases the risk that a potential customer might lower its capital expenditures or change product functionality requirements during the sales process. Because we are required to commit substantial sales and marketing resources during this extended time period without any assurance of consummating an eventual sale, we risk incurring significant expense without generating any associated revenue.

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

We face competition from several market segments whose functionality our products integrate. We expect competition in each of these market segments to intensify in the future. Our primary current competitors include, or in the future may include, the following: Adtran, Brix, Concord, Kentrox, Lucent Technologies, NetScout, Packeteer, and Paradyne. Our competitors vary in size and in the scope and breadth of the products and services that they offer. While we intend to compete by offering superior features, performance, reliability and flexibility at competitive prices and on the strength of our relationships with service providers, many of these competitors have greater financial, technical, marketing and other resources than us, and some have well-established relationships with our current and potential customers. As a result, these competitors may be able to respond to new or emerging technologies and changes in customer requirements more effectively than us, or devote greater resources than us to the development, promotion and sale of products. In addition, we believe that competitors from one or more of our market segments could partner with each other to offer products that supply functionality approaching that provided by Visual UpTime Select. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which could have a material adverse effect on our business and results of operations.

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

In our research and development spending plan, we allocate approximately twenty percent of the engineering budget for “sustaining issues.” “Sustaining issues” include fixing problems in released products that were not identified in the development and testing cycle. If during a given period, problems are found that cause the allocation of more than twenty percent of our resources to fixing these problems, then the next round of product feature releases can be delayed by this diversion of resources.

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

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of September 30, 2004, our disclosure controls and procedures are effective. There have been no significant changes in our internal control or in factors that could significantly affect internal control or in factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In January 2004, we received notice that a lawsuit had been filed by Paradyne Networks, Inc. (“Paradyne”), of Largo, Florida, in the United States District Court for the Middle District of Florida, Tampa Division (the “Florida Court”), seeking damages, and injunctive and declaratory relief, for our alleged infringement of patents owned by Paradyne Corporation, a subsidiary of Paradyne.

On May 14, 2004, the Florida Court granted our motion to dismiss the case for lack of subject matter jurisdiction and denied Paradyne’s motion for leave to amend its complaint and its motion for preliminary injunction. Paradyne did not appeal the decision.

In a related matter, one of our subsidiaries, Visual Networks Operations, Inc., filed a lawsuit in United States District Court for the District of Maryland, Southern Division (the “Maryland Court”), against Paradyne Corporation. This lawsuit requests declaratory judgment that Visual UpTime and Visual IP InSight do not infringe certain patents owned by Paradyne Corporation and that those patents are invalid and unenforceable and alleges that Paradyne’s assertion of its patents against us is baseless and has been for the sole purpose of obtaining an unfair competitive advantage, and that Paradyne has infringed certain patents own by us. Paradyne filed counterclaims alleging the Visual Networks Operations, Inc. infringement of its patents, mirroring the Florida claims. On October 15, 2004, Paradyne Corporation filed amended counterclaims, adding allegations of willful patent infringement and unenforceability of two of our patents in the lawsuit. The Maryland lawsuit presently is in the fact discovery phase of the litigation. The Maryland Court has scheduled a hearing concerning patent claim construction for February 7, 2005. A trial date has not yet been scheduled.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.

(a)	Exhibits

The following exhibits are filed or incorporated by reference as stated below:

Exhibit	Number Description
3.1$	Amended and Restated Certificate of Incorporation of the Company.

3.1.1@	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.2*	Restated By-Laws of the Company.

4.1@@	Registration Rights Agreement, dated as of March 25, 2002, between Visual Networks Inc. and the Purchasers named therein (filed as Exhibit 99.3 to the Form 8-K).

4.2@@	Form of 5% Senior Secured Convertible Debenture of Visual Networks, Inc. due March 25, 2006 (filed as Exhibit 99.2 to the Form 8-K).

4.3@@	Form of Warrant of Visual Networks, Inc., dated March 25, 2002 (filed as Exhibit 99.4 to the Form 8-K).

10.1*	1994 Stock Option Plan.

10.2*	1997 Omnibus Stock Plan, as amended.

10.2.1**	Amendment No. 2 to the 1997 Omnibus Stock Plan (related to Exhibit 10.2).

10.3*	Amended and Restated 1997 Directors’ Stock Option Plan.

10.3.1**	Amendment No. 2 to the 1997 Directors’ Stock Option Plan (related to Exhibit 10.3).

10.4!!	2000 Stock Incentive Plan, as amended.

10.4.1**	Amendment No. 1 to the 2000 Stock Incentive Plan (related to Exhibit 10.4).

10.4.2	Amendment No. 2 to the 2000 Stock Incentive Plan (related to Exhibit 10.4)

10.5*+	Reseller/Integration Agreement, dated August 29, 1997, by and between the Company and MCI Telecommunications Corporation.

10.5.1$$$++	Second Amendment, dated November 4, 1998, to the Reseller/Integration Agreement between the Company and MCI Telecommunications Corporation (relating to Exhibit 10.5).

10.5.2&&	Agreement, dated July 25, 2002, by and between the Company and MCI WorldCom Network Services, Inc.

10.5.3!	Amendment to the Agreement by and between the Company and MCI WorldCom Network Services, Inc. (related to Exhibit 10.5.2).

10.6****++	Master Purchase of Equipment and Services Agreement, dated as of May 22, 2000, between Sprint/United Management Company and the Company.

10.6.1&&&&&	Amendment No. Two to Master Purchase Agreement, dated as of May 23, 2003, between Sprint/United Management Company and the Company (related to Exhibit 10.6).

10.6.2++	Amendment No. Three to Master Purchase Agreement, dated as of March 8, 2004, between Sprint/United Management Company and the Company (related to Exhibit 10.6).

10.7*+	General Agreement for the Procurement of Equipment, Services and Supplies, dated November 26, 1997, between the Company and AT&T Corp.

10.7.1	Amendment No. Six to General Agreement, dated as of October 27, 2004, between the Company and AT&T Corp.

10.8*	Lease Agreement, dated December 12, 1996, by and between the Company and The Equitable Life Assurance Society of the United States.

10.8.1*	Lease Amendment, dated September 2, 1997, by and between the Company and The Equitable Life Assurance Society of the United States (related to Exhibit 10.8).

10.8.2$$$	Second Lease Amendment, dated February 8, 1999, by and between the Company and TA/Western, LLC, successor to The Equitable Life Assurance Society of the United States (relating to Exhibit 10.8).

10.8.3***	Third Lease Amendment, dated January 10, 2000, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8).

10.8.4!!	Fourth Lease Amendment, dated May 17, 2000, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8).

10.8.5$$$$	Fifth Lease Amendment, dated December 29, 2003, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8 and filed herewith).

10.9&&&	2003 Stock Incentive Plan.

10.9.1&&&&&&	Amendment No. 1 to 2003 Stock Incentive Plan (related to Exhibit 10.9).

10.11!!	Lease Agreement, dated April 7, 2000, by and between Visual Networks, Inc. and TA/ Western, LLC.

10.11.1$$$$	Lease Termination Agreement, dated December 29, 2003, by and between the Company and TA/Western, LLC (relating to Exhibit 10.11).

10.20$$	1999 Employee Stock Purchase Plan, as amended April 11, 2001 and January 9, 2002.

10.28&&&&&&	Employment Agreement, dated April 28, 2004, by and between the Company and Lawrence S. Barker.

10.29@@@	Nonstatutory Stock Option Grant Agreement, dated April 28, 2003, by and between the Company and Lawrence S. Barker.

10.29.1&&&&&&	Nonstatutory Stock Option Grant Agreement, dated April 14, 2004, by and between the Company and Lawrence S. Barker.

10.29.2&&&&&&	Nonstatutory Stock Option Grant Agreement, dated April 14, 2004, by and between the Company and Lawrence S. Barker.

10.33@@	Securities Purchase Agreement, dated as of March 25, 2002, between Visual Networks, Inc. and the Purchasers named therein (filed as Exhibit 99.1 to the Form 8-K).

10.36++&	Agreement for Electronic Manufacturing Services, dated March 1, 2000, by and between Visual Networks Operations, Inc. and Celestica Corporation.

10.40&&&&&&&	Employment Agreement, dated June 4, 2004, by and between the Company and Donald E. Clarke.

10.40.1&&&&&&&	Nonstatutory Stock Option Grant Agreement, dated July 12, 2004, by and between the Company and Donald E. Clarke.

10.50&&&&&&&	Loan and Security Agreement, dated July 22, 2004, by and among Visual Networks, Inc. and its subsidiaries and Silicon Valley Bank.

21.1$$$$	List of subsidiaries of the Company.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-41517.
**	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
***	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
****	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
@	Incorporated herein by reference to the Company’s Registration Statement on Form S-4, No. 333-33946.
@@	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed March 27, 2002.
@@@	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003.
$	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1999.
$$	Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed April 24, 2002.
$$$	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
$$$$	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
+	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application Requesting Confidential Treatment under Rule 406 of the Securities Act, filed on December 22, 1997, January 28, 1998 and February 4, 1998.
++	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act.
!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002.
!!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000.
!!!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001.
!!!!	Incorporated herein by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.
&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.
&&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002.
&&&	Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2003.
&&&&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2003.
&&&&&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003.

&&&&&&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2004.
&&&&&&&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2004.

(b)	Reports on Form 8-K

(1)	On July 7, 2004, we filed a Form 8-K containing the press release issued on July 6, 2004 announcing the appointment of Donald E. Clarke as Executive Vice President and Chief Financial Officer of the Company.

(2)	On July 22, 2004, we filed a Form 8-K containing the press release issued on July 22, 2004 regarding our financial results for the three months ended June 30, 2004.

(3)	On August 23, 2004, we filed a Form 8-K regarding the resignation of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm.

(4)	On September 20, 2004, we filed a Form 8-K regarding the Company’s appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISUAL NETWORKS, INC.

By:	/s/ Lawrence S. Barker
Lawrence S. Barker
President and Chief Executive Officer

Date: November 15, 2004