Form 10-K
period 2004-12-31
VISUAL NETWORKS INC
filed 2005-03-16
CIK 1000495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Common Stock, par value $0.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004 was approximately $96,644,000. The number of outstanding shares of the Registrant’s common stock as of March 14, 2005 was 34,440,796 shares.

Documents Incorporated by Reference

Part III of the Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2005 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

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

Item 1. Business.

Overview

We design, market, distribute and support products that allow enterprises and network service providers to measure the performance of their networks and identify and monitor software applications which operate on those networks. The primary objective of our solutions is to minimize network and application downtime by obtaining granular visibility into network performance at all sites. Our products are Visual UpTime®, Visual UpTime® Select™ and Visual IP Insight™. Our solutions correlate traditional network performance information with application data collected from various network locations to provide the network manager with the ability to understand the health and performance of the network and the applications traversing that network.

We market our products to enterprises, service providers and value-added resellers (“VARs”), which includes systems integrators. We sell our products through indirect sales channels, so enterprises acquire our products typically from either a service provider or a VAR. Our major service provider customers include, among others: AT&T, BellSouth, Earthlink, Equant, MCI, SBC, Sprint and Verizon.

Many of our service provider customers have incorporated our products into their value added service offerings to enterprises. Consequently, an enterprise can choose to utilize our solutions as part of a monthly service offered by a service provider.

We were incorporated in Maryland in August 1993 under the name Avail Networks, Inc. and reincorporated in Delaware in December 1994 as Visual Networks, Inc. Our common stock began trading on Nasdaq on February 6, 1998. Our principal executive offices are located at 2092 Gaither Road, Rockville, Maryland 20850. Our telephone number is (301) 296-2300. You may obtain copies of this Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports free of charge on our corporate Web site at www.visualnetworks.com.

Industry Background

General

Enterprise software applications such as e-mail, enterprise resource planning, supply chain management, customer relationship management and e-commerce have grown in number and complexity over the past decade. In addition, Internet traffic, driven by business and personal use, has risen even more dramatically. The growth in applications and Internet traffic has resulted in growing activity, or “data traffic,” on telecommunications networks.

Additionally, applications are becoming more complex, often depending upon the interaction of computers in geographically distant locations to accomplish their tasks. At the same time, traditional business communications like voice telephony and video teleconferencing are being shifted from leased lines and the public switched telephone network to the same networks used by software applications. The merging of these technologies onto the same communication network can dramatically reduce costs and allow enterprises to operate in a more decentralized fashion with a workforce that is becoming even more geographically disbursed.

The network infrastructure that enables these software applications to function is more critical than ever. Enterprises deploy network and application performance management infrastructure through a combination of internal capital investment and staffing, and external leasing and outsourcing using service providers and VARs. They demand both high reliability and performance from their internal and external telecommunications networks and an ability to measure their return on investment.

The application delivery infrastructure includes networks of various types of communications links and equipment. Local Area Networks (“LAN”) interconnect computers within individual buildings and occasionally between buildings that are nearby, typically using some form of Ethernet technology. Metropolitan Area Networks (“MAN”) interconnect LANs in a smaller geographical region such as a city. Wide Area Networks (“WAN”) connect LANs and MANs over longer distances, typically between cities. LANs are often deployed and operated by the individual businesses. Service providers typically operate MANs and WANs for business customers as services. The communication provided by LANs is typically private while MAN and WAN services can either be of a private or a shared public nature.

Enterprises often choose to use virtual private networks when they are concerned with network performance issues, network availability, security and cost. Private MAN and WAN services connect an enterprise’s internal sites over a service provider’s network facilities. In order for this connection to meet an enterprise’s requirements, the main network facility needs to have a certain capacity level which can accommodate the increase in traffic during peak usage times. Most private networks use one, or a combination of four technologies: (1) frame relay, (2) asynchronous transfer mode (“ATM”), (3) IP virtual private network (“IP/VPN”) or (4) various forms of Ethernet.

A public network is a switched communications network with unrestricted access. Enterprises use public networks to connect remote and mobile users to their corporate network, to connect to remote sites in situations where private network connections are not available or cost effective, to connect to the networks of business partners and to connect to public websites.

Regardless of the type of infrastructure employed, computer and network applications require certain levels of performance to enhance business productivity, including:

High availability. When applications are not available, enterprises usually incur increased costs and experience reduced revenue. Enterprises require tools that will warn them of pending problems in their application performance management infrastructure, quickly identify those problems, and cost-effectively and rapidly resolve them.

Predictable performance. The network infrastructure must support the performance requirements of the business applications running on it. Enterprises require tools that show how the infrastructure is being utilized and by whom or what, what impact applications are having on it, whether it has adequate capacity to support those applications and the end user’s quality of experience.

Appropriate price/performance ratio. Business managers must also control infrastructure costs and validate their investments are performing as promised. They require tools to measure the performance of the network, especially those services that may be the subject of a guarantee contained in their service provider agreement. They also need to identify areas of the network where excess capacity exists.

To satisfy customers’ requirements by offering network services that meet these requirements and remain competitive and profitable, service providers and VARs need solutions that provide:

Efficient installation and maintenance. Service providers and VARs need to provide installation and maintenance services quickly and efficiently. They need tools that enable them to verify that a newly installed network service is operational, independent of the readiness of the customer’s on-site networking equipment, such as a router. The goals are to minimize network installation service costs and to enhance revenue by avoiding delays in billing the customer.

Collaborative troubleshooting. The service provider or VAR is typically the first place a business customer will call with an application-related infrastructure problem, regardless of the true source of that problem. Half or more of problems on a network are “intermittent,” meaning they come and go. Service providers and VARs need tools that enable them to “go back” in time to when a customer experienced the problem. Otherwise, technicians would have to be sent to remote sites with expensive analysis equipment and, if the problem is intermittent, wait for the problem to re-occur. These tools must be able to determine whether the problem resides within the service provider network, the local telephone company, or the customer. By having the right tools, service providers and VARs can reduce costs and improve their customer relationships by being responsive, informed and reliable.

Verifiable service performance. Because networks share network resources among many customers, a service provider must be able to offer its customers the ability to verify the quality of the service that it is providing. The service provider needs tools to accurately measure the level of service it provides and to report those performance levels to the customer. Many service providers and VARs enter into service level agreements (“SLA”) with their customers that guarantee certain levels of performance. Service providers and VARs offer SLAs to remain competitive and/or to charge premium rates for a given service level. An SLA is meaningless without the ability to measure the service levels being provided.

Effective network planning. The service provider and the customer must work together to deliver a network that satisfies the customer’s requirements. This allows the service provider to make recommendations to the customer for enhancing the efficiency of their network.

The Visual Networks Solution

We provide solutions that measure and analyze in real-time the networks and the data traffic traversing the network that are critical for the proper operation of software applications and the optimal productivity of their users. We provide software and hardware components that are placed at key locations in networks to perform tests, gather network data and analyze traffic. Key locations are the points that divide the network portion provided by the service provider from the portion provided by the customer. We call these points service boundaries. Service providers, VARs and their enterprise customers manage network performance from service boundary to service boundary because this defines the service offering to the customer.

Information gathered from the analysis points is then saved locally and regularly uploaded in databases during non-peak usage times. These databases are located in network operations centers at the customer’s and/or the service provider’s location. We also provide tool sets that use the information stored in these databases to assist network operations center personnel in such daily activities as customer care, usage analysis, troubleshooting, service level monitoring and management, and network planning. The network manager is able to use the performance history stored in the database to observe times when software applications and/or the network may have been experiencing performance problems. The network manager can also use this information to help solve intermittent problems that tend to be difficult to identify and remedy and to monitor performance in real time.

Enterprises may either buy our products and operate them in house, or they may purchase a service provider offering that includes our solutions. Our solutions provide enterprises with the following capabilities:

Application identification and usage. Our solutions identify network applications and the top users of bandwidth on each network connection. Where network traffic is differentiated into classes in order to prioritize the handling of delay-sensitive traffic, our solutions analyze the assignment of applications to these classes and the breakdown of traffic load between them. Our solutions also alert an enterprise when a new or unknown and possibly rogue application or server begins to operate on the network. Enterprises use this information to determine infrastructure resource allocation, application prioritization and tuning and to detect intrusive miscreant applications and computer viruses.

Network utilization. Our solutions enhance network planning by monitoring and reporting network utilization by type of application (e-mail, instant messaging, FTP, web browsing, Voice over IP (“VoIP”), etc.). An enterprise can determine both the impact of various applications on network capacity and performance and whether the applications and networking equipment are properly configured. Our solutions provide a view of network usage in one-second increments. An enterprise can use this information to determine if network capacity is sized appropriately for its needs, if more bandwidth should be procured, or if too much bandwidth has been provided. The enterprise also requires tools to determine application bandwidth requirements and identify places on the network with either insufficient or excess capacity.

Troubleshooting. Network managers can use our solutions to provide an early warning of potential problems if certain metrics are exceeded. When specified thresholds are exceeded, alarms alert the network manager to the problem in real-time. These alarms also can be automatically forwarded to a fault management system. Our troubleshooting tools, utilizing information gathered from the infrastructure in real-time, enable the network manager to react to the alarm, quickly isolate the cause of the problem and then rectify the problem with minimal disruption. Our solutions also capture application traffic at the service boundaries for diagnosing difficult application problems.

In addition to receiving real-time views, the network manager can also look back in time to understand the condition of the infrastructure at the point when problems actually occurred. Using our solutions, the network manager can quickly identify and diagnose problems, including hard-to-find intermittent problems without dispatching technicians to remote sites with expensive analysis equipment. Our solutions allow the network manager to rapidly isolate problems down to a specific site, server, client, application or part of a network. The use of our solutions can result in higher applications infrastructure availability, performance and lower operating costs.

Performance monitoring. For infrastructure provided by a network service provider, our solutions monitor and report information on a number of service factors that are often contractually promised to the customer by the service provider. For private IP networks, our solutions measure and report particular level or class of service metrics, which are frequently used for VoIP and mission critical applications. Our solutions offer a real-time view of the service quality metrics. Our solutions for public IP networks execute and report on tests that measure the availability and performance of IP services and protocols. In addition, for remote Internet access, our solutions monitor and report on the connection performance from the end-user’s point of view. These performance monitoring tools enable an enterprise to have an early indication of potential network problems and to measure the end-user quality of experience.

Planning and reporting. Our solutions generate a number of summary and detailed reports on infrastructure usage, performance, and capacity that can be used for establishing performance thresholds as well as both short and long-term network planning. Information Technology (“IT”) executives use the reports to assess the quality of the services being provided and to verify that their providers’ contractual performance obligations are being met.

Service providers and VARs purchase our solutions in an effort to reduce their operating costs and differentiate their services through better network performance. We provide the following capabilities to our service provider and VAR customers:

Service creation. We assist in defining and creating service offerings that incorporate our solutions. We help define the elements to be provided in the service, develop the methods and procedures for implementing and deploying the service, calculate the service provider’s return on investment, develop marketing and sales materials, train the service provider sales force and generate demand for the new service.

Service validation. Service providers and VARs incorporate network performance metrics into their customer contracts and use the information provided by our solutions to confirm that they are, or are not, meeting their contractual commitments. These commitments normally include delay of network traffic flow, availability of access ports, percentage of traffic dropped, validation of type of service provided and availability and performance of IP services and applications. Our solutions’ ability to measure service performance metrics also provides a justification for the service provider’s premium pricing on certain service level agreements.

Collaborative management. The service provider is typically the first to receive a call if an enterprise’s network or an application running over that network is performing poorly. In many cases, the source of the problem is not the WAN service provider, but rather the access line provided by the local telephone company, the configuration of the customer’s equipment, or the application itself. Our solutions enable the customer and the service provider to collaborate when solving a problem and to quickly identify its source.

Scalability. Our platforms can be increased in capacity to manage multiple customers’ networks, larger numbers of sites and vast amounts of traffic. Our largest enterprise customer has over 4,000 sites deployed. Our largest service provider has over 20,000 sites deployed.

Our Strategy

Our objective is to be the leading provider of network and application performance management solutions. Key elements of our strategy include:

Flexibility and choice. We have made our solutions more flexible - customers can now buy only the capability they need. Additionally, if there is a feature the customer later decides they need then they can purchase that feature at a later date.

Extend our capability. We will continue to extend the focus of our product solutions beyond just performance management of the WAN to performance management of the applications that traverse both WANs and LANs, whether those networks are wired or wireless. We seek to reflect this shift throughout our product portfolio with new product architecture, additional modular software functionality and hardware and software feature set enhancements.

Deliver incremental capability. We expect to release one to two new software modules each year for the next few years. This incremental capability will not only enhance our competitive position for new opportunities but will also provide us with additional modules to sell to our sizable installed base. We anticipate these modules will be delivered over our recently re-engineered hardware. The incremental cost to deploy the incremental modules is expected to be modest when compared to the deployment of like functionality from a competitor.

Emphasis on channels. We intend to continue to capitalize on our relationships with major service providers and VARs to assist them in defining and selling service offerings based on our solutions. Service providers and VARs are the predominant means for the deployment of network and application related performance management capabilities for private networks. These entities are actively pursuing new capabilities to sell to enterprises.

Embedded service offerings. We have been successful to date in having our solutions incorporated by many major service providers in their managed service offerings and have recently launched a managed service offering through our VAR channel. We intend to continue to work with our channel partners to include our solutions as part of their service offerings.

Geographic expansion. Today, nearly all of our revenues are derived from North America and we believe there is a significant opportunity for our products outside of North America. Historically, our products were engineered specifically for the requirements of the domestic market. Previously, our international effort was not effective due to products that did not fit the market requirements and a lack of in-market presence. Recently developed features and enhancements have included the requirements of international markets and we expect all future product development to also include support for international requirements. We plan to emphasize the European market. During the fourth quarter of 2004 we announced the opening of our European headquarters outside of London, England.

Our Products

We have two product lines: Visual UpTime and Visual IP InSight.

Visual UpTime

In 2004 we released Visual UpTime Select, a modular solution that provides in-depth, real-time and historical visibility into network performance and the availability of critical applications. We also released two new software modules – Select AppFlows and Select AppSummary – which enable enterprises to identify applications that are being used across the network and obtain end-to-end performance data for these applications. These two modules marked the first time we could upsell additional functionality to our embedded base of over 2,500 enterprise customers.

Visual UpTime Select is the successor to our original flagship product, Visual UpTime, which focused mainly on performance management of private data networks themselves and had been our principal revenue contributor. Based on our original software code base, Visual UpTime Select introduced a new product architecture and signaled a significant shift in the Visual UpTime product line’s capabilities, packaging and future direction.

Other key enhancements offered by Visual UpTime Select include:

•	A modular architecture with perpetual and limited duration software licensing options that allows businesses to economically instrument their infrastructure and then add new management capabilities as their needs evolve;

•	An open architecture that allows easy integration with third party management platforms;

•	A Web-based user interface that reduces system deployment costs and permits new hosted service business models; and

•	An ability to easily add future software modules to existing deployments.

Visual UpTime Select, which began shipping in April 2004, is a complete, single-source solution for enterprises and includes the following components: Software Modules, Agents and Analysis Service Elements (“ASEs”), the Server, and Web Clients.

Software Modules. Visual UpTime Select introduced the concept of software modules into our Visual UpTime family of products. Each software module is separately licensed. The available integrated software modules include:

•	Select Service Summary™. This module provides a single, consolidated view of network health and allows effective management and troubleshooting of network and application related performance issues. Service Summary removes the complexities of monitoring an entire network by collecting and filtering port and circuit information. All data and alarms are collected and displayed in a simple, incisive format which enables a user to immediately identify trouble areas or potential conditions that may impair critical network resources. This module and its core functionality are included in the basic feature set which comes with every Visual UpTime Select ASE purchase.

•	Select WAN Troubleshooting™. This module helps enterprises troubleshoot network and application performance problems in real-time by monitoring Layers 1 through 7 of the Open Systems Interconnect (OSI) stack at each network site. OSI is an architectural model which defines the functions of data communications protocols. This real-time visibility lets users be more proactive in addressing and heading off infrastructure-related issues. Users can monitor changes to the infrastructure or application demands placed on the network - including faults or intermittent issues - and then drill down to investigate those changes in detail. The functionality included in this software module was part of the original Visual UpTime and is now available as a separate module under Visual UpTime Select for an additional charge.

•	Select Traffic Capture™. This module provides a full-function protocol analyzer at every site, letting the user troubleshoot issues at remote sites by performing a detailed protocol analysis quickly and securely across every site in the network infrastructure. This full-function protocol analyzer at each network location allows the user to trace, filter and decode the most common network protocols and gain in-depth visibility into subtle problems such as protocol violations, incorrect configurations and timeouts. The functionality of this software module was included as part of the original Visual UpTime and is now available as a separate module under Visual UpTime Select for an additional charge.

•	Select Back-in-Time™. This module is a complete troubleshooting tool that provides the user with insight into OSI Layers 1-7 network performance over a two-week period in great detail. The user is provided with the necessary intelligence to resolve bandwidth-intensive intermittent problems that impact network and application performance. Back-in-Time’s easy to use, graphical interface identifies the causes and effects of specific performance issues. The functionality of this software module was included as part of the original Visual UpTime and is now available as a separate module under Visual UpTime Select for an additional charge.

•	Select Class-of-Service™. This module lets the user monitor quality of service on individual applications and manage service level agreements for each traffic class, ensuring that the most important traffic gets the highest priority settings. With Class-of-Service, the enterprise measures whether the selected application is receiving the appropriate priority. If prioritization is improperly set, the network will not recognize the class and will forward the traffic at the lowest level of priority. An “unknown” category is displayed for those incorrectly configured settings or applications not prioritized. Due to its delay sensitivity, Class-of-Service is often used by the service provider in conjunction with VoIP deployment. The functionality of this software module was included as part of the original Visual UpTime and is now available as a separate module under Visual UpTime Select for an additional charge.

•	Select AppFlows™. This module delivers end-to-end visibility into the flow of individual applications from every location in the enterprise, allowing the user to more easily determine the root cause of poor network performance and gain a better understanding of client-to-server, server-to-server or peer-to-peer relationships, Select AppFlows measures individual application server connect and server response times. This measurement is key for determining important information, such as isolating an infected computer in the event of a virus. This software module was released in the third quarter of 2004 and is available for an additional charge.

•	Select AppSummary™. This module lets the user automatically discover the applications that are running on the network, allowing the user to proactively identify any rogue or unauthorized applications before the enterprise is impacted. Select AppSummary alleviates the problem of guesswork by automatically detecting applications – including custom applications – across every site. By tracking two-week running averages, network managers can easily identify when usage exceeds normal parameters, which could be indicative of a virus or other changes to the environment. This software module was released in the third quarter of 2004 and is available for an additional charge.

As described previously, Select Service Summary is included in the basic feature set which comes with every Visual UpTime Select ASE purchase. All other software modules are optional capabilities that are resident on the Server, but are not accessible until the customer has purchased the corresponding licenses and activated them with a software license key. Optional software module licenses are available on either a perpetual or limited duration basis.

We are continuously enhancing Visual UpTime Select with new features and capabilities to expand our value, address new network service requirements, and support new applications. We expect to package many of these enhancements as additional, optional software modules that will be individually licensed. For example, in March 2005, we announced the immediate order availability of a suite of on-site VoIP readiness and monitoring services. These services provide a range of diagnostic network health reports based upon real-time customer traffic which is crucial to the successful deployment and ongoing support of VoIP.

Agent and ASE. The Agent is proprietary software that performs detailed analyses of network and application performance. The Agent resides either in an ASE, proprietary hardware defined earlier, or third-party hardware such as a router. An ASE can be a probe or also provide the functionality of wide area network access equipment known as a channel service unit/data service unit, or CSU/DSU. Although it does not perform modulation or demodulation, a CSU/DSU can be thought of as a “digital modem” that connects an enterprise’s network to its service provider’s network. The ASE incorporates Agent software in conjunction with networking-specific microprocessors and integrated circuits to perform detailed analyses of every packet of data traversing the service boundary. Agents operating on third-party hardware platforms may have more limited capabilities depending on the hardware resources available on that specific hardware platform.

The Agent stores the analyses locally in memory and waits for the Server, described below, to request the results during a non-peak usage time for that location. When the Agent detects an anomalous condition on the network, it alerts the network manager, who can then take prompt action to remedy the situation. Our core Agent technology can be deployed in a number of configurations and data speeds depending on customer requirements.

At a price competitive with an ordinary unmanaged network access device (such as a CSU/DSU), we offer a Visual UpTime Select ASE bundled with the Visual UpTime Select Server software licensed for an unlimited number of Web Clients. This bundle allows the customer to access the Service Summary component only and creates a situation whereby it is essentially a price neutral decision for the customer to begin deploying Visual UpTime Select capabilities one ASE at a time and immediately begin reaping the benefits versus deploying an unmanaged network access device. Customers may then purchase Software Modules according to their needs. When a customer decides to subsequently purchase and deploy any of the Software Modules, the only requirement is the software key which provides access to the licensed modules.

Server. The Server is our platform database, and it manages requests between the Web Client, described below, and either the database or an Agent. Traditional management data collection architectures depend on the periodic gathering of high-level statistics, a bandwidth consuming process. In contrast, Visual UpTime Select distributes most of the processing burden to the Agent, allowing the Server-Agent data sharing to take place less frequently, typically once a day although this setting is user configurable as often as real time yet with very granular data. This feature is critical in WAN environments where costly bandwidth makes continuous management data collection impractical. The Server is a partitioned database with secure access control, meaning that only certain users can access certain parts of the database. This enables a service provider to serve multiple customers from a single Server. The Server is also responsible for maintaining the software license keys that control access to the various modules, described below.

Web Client. The Web Client is server-based software accessed by a standard web browser, which is used for packaging and presenting the data stored in the Server and the Agent. It enables access to Visual UpTime Select tool sets, features, and data according to user permissions and software licenses registered on the Server.

Visual IP Insight

Visual IP InSight is an IP service management system designed to help service providers and enterprises manage IP connectivity and accessibility to IP network services from the end-user perspective over the public Internet. Visual IP Insight helps manage IP connectivity across all access technologies, including dial, dedicated, broadband (DSL, wireless, cable and ISDN) and VPN connections.

Visual IP Insight is a three-tier architecture system that consists of agents, a back-end and a Web server. Agents reside on the end-user’s PC or dedicated hardware agents that sit on the LAN side of the customer router or within the service provide network. The back-end is composed of collectors, aggregators and databases which collect, timestamp and store key performance data. The Web server allows IT operations and customer care personnel to easily view key performance data through an intuitive Web interface.

Visual IP Insight features two application suites, Service Level Manager and Customer Care. Service Level Manager helps monitor and manage SLAs and troubleshoot network performance-related issues by setting alerts for predefined acceptable threshold levels. Customer Care monitors performance from the end-user perspective, irrespective of the access technology.

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

Sales and Marketing

We continue to use a channel strategy to enterprises and a direct strategy to service providers and VARs. Our marketing programs are designed to generate demand for our products at the enterprise level—those organizations and businesses with network and application performance management needs. Our sales force is responsible for this effort. Enterprises purchase our platforms either through a service provider or a VAR. We have several support programs to educate the sales forces of service providers and VARs that are designed to reduce sales cycles.

Enterprises that want to host their own systems may procure our solutions through a service provider resale program or through a VAR. Pursuant to agreements with us, our service provider customers purchase or license our products for internal use, for resale to their customers or to serve as the basis for a value-added service offering. The revenue generated from sales to service providers was 82%, 83% and 86% of our consolidated revenue in 2002, 2003 and 2004, respectively. Our major service provider customers include AT&T, Bellsouth, Earthlink, Equant, MCI, SBC, Sprint and Verizon. In 2004, Sprint, AT&T, SBC and MCI represented 23%, 23%, 17% and 12% of our consolidated revenue, respectively. The loss of any of these major service provider customers could have a material adverse effect on our financial position and results of operations.

VARs place orders for our products either directly with us or with wholesale distributors. We have wholesale distribution relationships with Interlink Communication Systems (“ICS”) and Sprint North Supply (“SNS”). Our sales people work closely with VARs by calling on enterprise accounts and assisting in closing business. We estimate that 95 VARs sold Visual Networks products in 2004. Revenue generated from our shipments to ICS for distribution to VARs was less than 10% of consolidated revenue in 2002, 11% of consolidated revenue in 2003 and less than 10% of consolidated revenue in 2004. Revenue generated from our shipments to SNS for distribution to VARs was less than 10% of consolidated revenue in 2002, 2003 and 2004.

Although our business has been predominantly within North America, we market our products to customers outside North America pursuant to agreements with international VARs. We have international reseller partners located in Europe and the Asia Pacific region. Although revenue from international customers was less than 10% of our consolidated revenue for each of 2002, 2003 and 2004, we have expanded our international sales organization and opened a sales office outside London, England in order to pursue international opportunities.

Our sales organization presently consists of five groups: a territory group which focuses on North America enterprises, a group which focuses on international opportunities; a group that focuses on North America channels; a systems engineering organization that provides pre-sales technical support for the sales groups; and a sales operations group which supports the others.

The territory group consists of sales people who generate and cultivate leads. A territory sales person qualifies opportunities, presents the value proposition to the prospective enterprise customer, ascertains the preferred procurement alternative (the purchase of a product or a service), determines the preferred channel partner or service provider, and works with the selected channel to close the transaction.

The channel group consists of dedicated account teams that support individual service providers, including AT&T, SBC, Sprint, Verizon, MCI, other Local Exchange Carriers (“LEC”) and VARs. The account teams work with the service providers, LECs and VARs to create services based on our products. They also ensure that the channel’s own sales teams are proficient in presenting the value proposition to enterprise customers and that sales opportunities are closed in a timely fashion.

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

The sales operations group provides administrative support to the sales groups and is also responsible for generating leads for our solutions and developing and delivering support programs to our channel partners.

Our marketing group focuses primarily on communications and public relations activities and, to a lesser degree, on channel programs. Communications and public relations activities include analyst outreach, collateral, advertising, enterprise trade shows/seminars/roadshows, direct marketing/telemarketing and public relations programs. Channel programs include planning sessions and road shows targeted specifically at our service providers.

As of December 31, 2004, we employed 62 people in sales and marketing. In addition, our senior management team and our product management organization devote significant time furthering the business relationships with service providers and VARs. Our expenditures for sales and marketing activities were $20.5 million, $15.4 million and $15.8 million in 2002, 2003 and 2004, respectively.

Key Customers and Strategic Relationships

AT&T. In December 1997, we entered into a non-exclusive procurement and value-added reseller agreement with AT&T. AT&T distributes our technology to its customers and also integrates it in its service offerings to its enterprise customers. The agreement had an initial term of three years, but continues indefinitely with the right by either party to terminate the agreement upon thirty days’ notice. The discounted prices for most of the software licensed and equipment and services purchased by AT&T are established in the contract. The contract also contains other terms and conditions governing products, licenses and services that AT&T purchases for incorporation into a service offering or for resale, including payment terms, software licenses, product warranties and product support responsibilities. If we offer more favorable prices and terms under a supply agreement to any other customer for the same quantities of similar products during the term of the agreement, we are obligated to provide AT&T with the same or comparable overall terms.

SBC. In September 2000, we entered into a non-exclusive procurement and value-added reseller agreement with SBC. SBC distributes our technology to its customers and also integrates it in its service offerings to its enterprise customers. The agreement had an initial term of three years, but continues indefinitely with the right by either party to terminate the agreement upon ninety days’

notice. The discounted prices for most of the software licensed and equipment and services purchased by SBC are established in the contract. The contract also contains other terms and conditions governing products, licenses and services that SBC purchases for incorporation into a service offering or for resale, including payment terms, software licenses, product warranties and product support responsibilities. We warrant that we will not offer more favorable prices and terms under a supply agreement to any other similarly situated customer.

Sprint. In May 2000, we entered into a non-exclusive procurement and value-added reseller agreement with Sprint. Sprint distributes our technology to its customers and also integrates it in its service offerings to its enterprise customers. The agreement had an initial term of three years and provides Sprint with the indefinite right to terminate the agreement upon thirty days’ notice. The discounted prices for most of the software licensed and equipment and services purchased by Sprint are established in the contract. The contract also contains other terms and conditions governing products, licenses and services that Sprint purchases for incorporation into a service offering or for resale, including payment terms, software licenses, product warranties and product support responsibilities. Under the contract, Sprint is entitled to a price rebate in the event that we provide more favorable prices or other terms and conditions to another customer acquiring like quantities of our products under similar terms. Sprint uses Visual IP InSight pursuant to a software agreement.

Verizon. In July 1997, we entered into a non-exclusive procurement and value-added reseller agreement with Verizon. Verizon distributes our technology to its customers and also integrates it in its service offerings to its enterprise customers. Unless terminated at the end of the then applicable term, the contract automatically renews for successive one-year terms. The discounted prices for most of the software licensed and equipment and services purchased by Verizon are established in the contract. The contract also contains other terms and conditions governing products, licenses and services that Verizon purchases for incorporation into a service offering or for resale, including payment terms, software licenses, product warranties and product support responsibilities. Verizon uses Visual IP InSight pursuant to a software license agreement.

MCI. In August 1997, we entered into a non-exclusive procurement and value-added reseller agreement with MCI WorldCom Network Services, Inc. (“MCI”), formerly known as MCI Telecommunications Corporation. MCI distributes our technology to its customers and also integrates it in its service offerings to its enterprise customers. The agreement had an initial term of three years, but automatically renews for successive one-year terms with the right by either party to terminate the agreement for convenience at any time. The discounted prices for most of the software licensed and equipment and services purchased by MCI are established in the contract. The contract also contains other terms and conditions governing products, licenses and services that MCI purchases for incorporation into a service offering or for resale, including payment terms, software licenses, product warranties, and product support responsibilities. The contract contains our agreement to adjust prices if we offer prices that are lower than those set forth in the contract to another customer for the same quantities of products purchased over a similar period of time under like conditions. Subsequent to MCI’s Chapter 11 bankruptcy filing, in July 2002, we executed an agreement that documents the payment terms related to the fulfillment of subsequent orders received from MCI. MCI uses Visual IP InSight pursuant to a separate software license agreement.

Customer Service

Our Visual Technical Assistance Center (“VTAC”) provides 24 hour per day technical support to customers for products under active warranty or maintenance contracts. Problems that cannot be resolved by VTAC are escalated to our engineering organization for resolution. We sell software maintenance and equipment replacement services to customers, typically under one-year contracts. Software maintenance contracts entitle a customer to VTAC access, bug fixes and updates. Equipment replacement contracts entitle customers to the replacement of problem units within 4 or 24 hours, on average, depending on the level of the prearranged service. The customer service organization also provides fee based product training for the network managers of our service providers, system integrators, VARs and their customers. We outsource our hardware installation and our emergency equipment replacement service. Our customers continue to rank the quality of our customer service very highly in our customer satisfaction surveys. As of December 31, 2004, we employed six people in customer service.

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

In recent years, we have made significant investments in platform architecture and product enhancements. We have updated our products to incorporate new client technologies such as Java and new server technologies such as symmetrical multiprocessor arrays. We have enhanced our architecture to facilitate relationships with companies that seek to embed our technology into their product offerings. We have added support for new network access technologies and higher transmission speeds. We have expanded the product line to manage the performance of private IP networks and public IP VPNs. We have also continued to improve the ability to expand our platforms.

We plan to continue to devote significant research and development resources to enhance our existing products and introduce new service management capabilities. We plan to make additional architectural enhancements in order to integrate our private and public network solutions and to integrate with operations support systems. We plan to continue to enhance our private and public IP VPN management, including performance management details by class of service. We will continue to invest to support higher speed access to ATM and private IP networks. We will continue to focus on the scalability that is required for wide scale deployment by service providers and VARs. Additionally, we expect to invest in platform modifications that will increase the marketability of our products outside North America.

During 2004, we established a relationship with an Indian-based development partner. We intend to expand this relationship in 2005 as a means to increase the return on our monies spent in development.

At December 31, 2004, we had 57 employees in our research and development group. Our research and development expenditures were $12.3 million, $10.5 million and $10.1 million in 2002, 2003 and 2004, respectively.

Manufacturing

We outsource the manufacture and repair of our proprietary hardware products to contract manufacturers. We utilize two contract manufacturers, Celestica Corporation and MC Assembly, to enhance our flexibility and to reduce our dependency on a sole source. We use standard parts and components in the manufacture of our products and procure them from suppliers in the United States. However, we currently procure several key components from sole or limited sources. Our engineering and manufacturing personnel coordinate activities in order to replace unavailable parts on a timely basis and acquire sufficient quantities of critical parts. To date, we have not experienced any significant delays or unanticipated cost increases related to our use of contract manufacturers or an inability to obtain required parts when needed. To support our manufacturing partners, we provide material resource planning, quality assurance, manufacturing and test engineering, and product and component planning and purchasing. As of December 31, 2004, there were six employees in our manufacturing operations.

Because we are embedded in network service offerings of many service providers, high quality is essential to our continued success. We are ISO 9001-2000 certified for the design and manufacture of network and application performance management systems.

Competition

The market for solutions related to applications delivery infrastructure management is intensely competitive. Our products integrate key functionality found in six distinct market segments: WAN access equipment; bandwidth management equipment; network test and analysis equipment; performance management reporting software; application management systems; and client-based network management and Internet infrastructure test beds. We believe our products integrate functional attributes from all these market segments. We expect to encounter increased competition from current and potential participants in each of these segments. Increased competition may result in price reductions, reduced gross profit margins, reduced profitability, and the loss of market share, any of which would have a material adverse effect on our business, financial condition, and results of operations.

WAN access equipment. Our introduction of the ASE products redefined the WAN access equipment market by adding superior analysis capability for frame relay and ATM networks. This caused existing vendors in this space to lose market share and counter our products with improvements to their own products. The leading vendors in the segment include Kentrox, Paradyne and Adtran. These companies may partner with companies offering network test and analysis products, or performance reporting products in order to better compete with us. Additionally, router vendors may integrate WAN access equipment and agent technology in their routers, which may adversely affect Visual UpTime Select’s cost justification. We are working to mitigate these risks through continued innovation and product enhancements.

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

Network test and analysis. An essential element of WAN service performance management is technology and expertise associated with network test and analysis. Products in the market include portable and distributed protocol analyzers, transmission test instruments, active testing agents, and passive monitoring probes. The major suppliers in this market segment include Network General, Fluke and NetScout.

Performance management reporting software. These software platforms provide broad reporting of network and equipment status and performance, based on polling standard management information bases resident in network and customer premises equipment. The major suppliers in this market segment include Concord Communications, InfoVista and Quallaby.

Client-based network management and Internet infrastructure test-beds. An emerging trend in network management is increased emphasis on visibility of actual user experience. Installing agents on end user desktops is an effective way to gather this type of data. This technology can be deployed either as a service offering using simulated desktops or sold as stand-alone software. Major suppliers of stand-alone software include Lucent, NetIQ, Concord Communications and NetScout. The major supplier of service-based solutions is Keynote Software.

Application management platforms. These software platforms allow application, database and server operators, as well as application developers to analyze, tune and troubleshoot the performance of the applications themselves. Our products complement such offerings by allowing network managers to analyze, tune and troubleshoot the performance of the application delivery infrastructure that enables the applications. There are numerous providers in this market segment.

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

Patents and Other Proprietary Rights

Our success depends significantly upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish, maintain and protect our proprietary rights. However, use of contractual, statutory and common law protections of our proprietary technologies offers only limited protection.

We have six issued United States patents and three pending United States patent applications, as well as their various foreign counterparts. We cannot ensure that a patent will issue from our pending application or from any future applications, or that, if issued, any claims will be sufficiently broad to protect our technology. In addition, we cannot ensure that any patents that have been or may be issued will not be challenged, invalidated, or circumvented, or that any rights granted by those patents would protect our proprietary rights. Failure of any patent to protect our technology may make it easier for our competitors to offer equivalent or superior technology.

One of our subsidiaries, Visual Networks Operations, Inc., has filed a lawsuit in the United States District Court for the District of Maryland, Southern Division, against Paradyne Corporation (“Paradyne”), a subsidiary of Paradyne Networks, Inc. We are alleging infringement by Paradyne of certain patents owned by Visual Networks Operations, Inc., requesting declaratory judgment that Visual UpTime does not infringe certain patents owned by Paradyne. Although we believe that out patents are valid and enforceable and that we will prevail, there can be no assurance that they are enforceable or that we will prevail.

We have 18 registered United States trademarks and two pending United States trademark registration applications, as well as their various foreign counterparts. We will continue to evaluate the registration of additional trademarks as appropriate. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services, or to obtain and use information that we regard as proprietary. Third parties may also independently develop similar technology without breach of our proprietary rights.

Some of our products are licensed under end user license agreements that are not signed by licensees. The law governing the enforceability of these “shrink wrap” and “click wrap” license agreements is not settled in most jurisdictions. There can be no guarantee that we would achieve success in enforcing our shrink wrap license agreements if we sought to do so in a court of law. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States.

Employees

At December 31, 2004, we had a total of 159 employees: 62 in sales and marketing; 12 in customer service and manufacturing; 57 in research and development; and 28 in general and administrative. Our future success will depend in significant part on the continued service of our key technical, sales and senior management personnel. Competition for such personnel is intense and there can be no assurance that we can retain our key managerial, sales and technical employees, or that we can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 2. Properties.

Our principal administrative, sales and marketing, research and development and customer support facilities are located in approximately 54,000 square feet of office space in Rockville, Maryland, that we occupy under a lease that expires in December 2009. We also hold another lease in Rockville for approximately 21,000 square feet that expires in December 2005 and that a third party currently occupies under a sublease that also expires then. We have a sales office lease outside of London, England which comprises approximately 1,000 square feet and expires in June 2005.

Item 3. Legal Proceedings.

In January 2004, we received notice that a lawsuit had been filed by Paradyne Networks, Inc. (“Paradyne Networks”)., of Largo, Florida, in the United States District Court for the Middle District of Florida, Tampa Division (the “Florida Court”) against us, seeking damages, and injunctive and declaratory relief, for our alleged infringement of patents owned by Paradyne Corporation (“Paradyne”), a subsidiary of Paradyne Networks.

On May 14, 2004, the Florida Court granted our motion to dismiss the case for lack of subject matter jurisdiction and denied plaintiff’s motion for leave to amend its complaint and its motion for preliminary injunction. The plaintiff did not appeal the decision.

In a related matter, one of our subsidiaries, Visual Networks Operations, Inc. (“VNO”), filed a lawsuit in United States District Court for the District of Maryland, Southern Division (the “Maryland Court”), against Paradyne. This lawsuit requests declaratory judgment that Visual UpTime and Visual IP InSight do not infringe certain patents owned by Paradyne and that those patents are invalid and unenforceable. The lawsuit further alleges that Paradyne’s assertion of its patents against us is baseless and has been for the sole purpose of obtaining an unfair competitive advantage, and that Paradyne has infringed certain patents own by us. Paradyne filed counterclaims alleging that VNO infringes its patents, mirroring the Florida claims. On October 15, 2004, Paradyne filed amended counterclaims, adding allegations of willful patent infringement and unenforceability of two of our patents in the lawsuit. The Maryland lawsuit presently is in the fact discovery phase of the litigation. The Maryland Court conducted a hearing concerning patent claim construction on February 7, 2005. The Maryland Court has not yet ruled on that hearing and a trial date has not yet been scheduled.

Pursuant to the terms of a confidential settlement agreement entered into on March 11, 2005 between Paradyne and VNO, Paradyne has agreed to dismiss its patent claims against Visual IP Insight. VNO has agreed to dismiss its unfair competition claim against Paradyne with respect to Visual IP Insight and pay royalties to Paradyne through the remaining life of Paradyne’s patents in the amount of 1% of revenue recognized by us from the licensing and distribution of Visual IP Insight.

Despite management’s belief that our products do not infringe upon Paradyne’s patents and that Paradyne’s claims are frivolous and without merit, the defense of these claims is expensive and may divert our resources from other activities, which could have a material adverse effect on our business and results of operations. At this point in the litigation, the likelihood of any outcome cannot be determined and the adverse effect, if any, cannot be estimated.

We are periodically a party to disputes arising from normal business activities including various employee-related matters. In the opinion of our management, resolution of these matters will not have a material adverse effect upon our financial position or future operating results.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth, for the indicated periods, the range of high and low closing per share sales prices for the common stock as reported on Nasdaq SmallCap Market.

	High	Low
2003
First Quarter	$2.07	$1.40
Second Quarter	1.53	1.16
Third Quarter	2.40	1.11
Fourth Quarter	2.24	1.49

2004
First Quarter	$4.17	$2.40
Second Quarter	3.75	2.66
Third Quarter	2.98	2.26
Fourth Quarter	3.80	2.62

2005
First Quarter (from January 1, 2005 through March 14, 2005)	$4.69	$3.40

On March 14, 2005, the last reported sale price of our common stock was $3.40 per share. As of March 14, 2005, we had approximately 431 stockholders of record.

We have never paid or declared any cash dividends on our common stock. It is our present policy to retain cash flow from operations, if any, to finance the growth and development of the business and, therefore, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Item 6. Selected Consolidated Financial Data.

The selected consolidated financial data for 2002, 2003, and 2004 below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, notes thereto and other financial information included elsewhere in this Form 10-K. The selected consolidated financial data for 2000 and 2001 is derived from our audited consolidated financial statements not included in this Form 10-K. The 2000 and 2001 consolidated financial statements were audited by Arthur Andersen LLP, an independent public accounting firm that has ceased operations. The selected consolidated financial data for 2002 and 2003 is derived from our consolidated financial statements for those periods, which were audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected consolidated financial data for 2004 is derived from our consolidated financial statements for that period, which have been audited by Grant Thornton LLP, an independent registered public accounting firm.

	Years Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$89,041	$74,248	$61,461	$39,179	$52,642
Cost of revenue	32,515	29,431	17,205	10,347	15,880

Gross profit	56,526	44,817	44,256	28,832	36,762

Operating expenses:
Research and development	27,277	19,320	12,301	10,473	10,145
Write-off of in-process research and development (1)	39,000	—	—	—	—
Sales and marketing	41,907	33,484	20,541	15,428	15,778
General and administrative	11,247	8,895	6,821	6,214	9,288
Restructuring and impairment charges (2)	335,810	9,328	—	—	—
Amortization of acquired intangibles(1)	53,426	805	—	—	—

Total operating expenses	508,667	71,832	39,663	32,115	35,211

Income (loss) from operations	(452,141)	(27,015)	4,593	(3,283)	1,551
Other income (expense)	—	—	—	452	(262)
Interest income (expense), net	2,598	325	(1,187)	(1,458)	(1,274)

Income (loss) before income taxes	(449,543)	(26,690)	3,406	(4,289)	15
Benefit (provision) for income taxes	34,058	(272)	—	—	—

Net income (loss) attributable to common stockholders	$(415,485)	$(26,962)	$3,406	$(4,289)	$15

Basic income (loss) per share	$(14.46)	$(0.85)	$0.11	$(0.13)	$0.00

Diluted income (loss) per share	$(14.46)	$(0.85)	$0.11	$(0.13)	$0.00

Basic weighted-average shares	28,733	31,585	32,139	32,610	33,257

Diluted weighted-average shares	28,733	31,585	32,434	32,610	35,755

Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,369	$5,921	$12,708	$15,671	$11,317
Working capital (3)	(811)	(4,905)	12,012	2,140	4,522
Total assets	74,057	28,902	30,759	26,039	27,415
Long-term debt, net of current portion (4)	243	—	7,963	—	—
Stockholders’ equity (3)	27,756	1,156	8,298	4,518	6,523

(1)	In 2000, we acquired Avesta Technologies, Inc. (“Avesta”) in a purchase business combination. The purchase price allocation included $39.0 million of in-process technology, which was expensed as of the acquisition date. The amortization of acquired intangibles in 2000 and 2001 relates to goodwill and other intangible assets recorded in connection with the Avesta acquisition.
(2)	In 2000 and 2001, we recorded restructuring charges of $7.0 million and $2.3 million, respectively, consisting primarily of (a) severance and other termination benefits related to a workforce reduction and (b) lease costs and associated leasehold improvement write-offs related to the closure of certain facilities. In 2000 and 2001, we recorded impairment charges of $328.8 million and $3.3 million, respectively, related to the write-off of goodwill and other intangibles related to the Avesta acquisition. In 2001, we recorded an additional charge related to the write-off of an investment of $3.7 million acquired with the purchase of Avesta.
(3)	All years reflect an adjustment to the Consolidated Balance Sheet Data representing a $1.7 million decrease in deferred revenue (increase in working capital) and a corresponding $1.7 million decrease in accumulated deficit (increase in stockholders’ equity). See Note 2 of Notes to Consolidated Financial Statements.
(4)	In 2002, we issued senior secured convertible debentures due in March 2006 in the principal amount of $10.5 million. These debentures became current liabilities in 2003, and in 2004, we repaid $1.5 million of the debentures. See Note 4 of Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Except for historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described in the section “Risk Factors” beginning on page 27.

Overview

We design and sell products that allow enterprises and network service providers to measure the performance of their networks and identify and monitor software applications that operate on the network. Our solutions correlate traditional network performance information with application data collected from various network locations to provide the network manager with the ability to understand the health and performance of the network and the applications traversing that network - the primary objective is to reduce or avoid expensive network and application downtime. Currently, we offer two product lines to our customers, Visual UpTime and Visual IP InSight. Most of our revenue is derived from the sales and licenses of Visual UpTime products, which sales represented 81% of our total revenue in both 2002 and 2003 and 95% of our total revenue in 2004.

We market our products to enterprises, service providers and VARs. We sell our products through indirect sales channels. An enterprise which desires our technology generally acquires the solution from either a service provider or a VAR. Many of our service provider channel partners have incorporated our products into their value added service offerings to enterprises. Consequently, an enterprise can choose either to utilize our solutions as part of a monthly service offered by the service providers or to purchase our solution. Enterprises that want to host their own systems may procure our solutions through a service provider resale program or through a VAR. Pursuant to agreements with us, our service provider customers purchase our products for internal use, for resale to their customers or to serve as the basis for a value-added service offering. Our major service provider customers include, among others: AT&T, BellSouth, Earthlink, Equant, MCI, SBC, Sprint and Verizon. The revenue generated from sales to service providers was 82%, 83% and 86% of our consolidated revenue in 2002, 2003 and 2004, respectively. We intend to increase our efforts in the value-added reseller channel in order to grow this distribution channel. We also intend to expand our international focus, and, during the fourth quarter of 2004, announced the opening of our European headquarters outside of London, England.

With the appointment of Larry Barker as our President and Chief Executive Officer in April 2003, we began to restructure our senior management team and launch new corporate initiatives. The most important initiative involved fundamental changes to our flagship product, Visual UpTime, and which ultimately became known as Visual UpTime Select. Visual UpTime Select built upon the strength of the original Visual UpTime product. Where Visual UpTime was focused solely on performance monitoring of private data networks and was sold only one way – fully loaded as a highly intelligent and capable hardware appliance, Visual UpTime Select represents a modular software approach with expanded capabilities beyond traditional performance monitoring. Visual UpTime Select is a re-architected solution which unbundled our hardware from our software and aggregated our software into its logical modules with the idea of delivering additional capabilities over time through the release of additional software modules. Now customers can purchase only those aspects of our solutions they require or can afford while preserving the capability of adding our incremental features at a later date. This modular approach has made our solutions more economical for new customers when compared to the original Visual UpTime. Also, this modular approach allows us to sell additional capabilities to our installed base of end user customers, a capability not possible under the original Visual UpTime. We announced Visual UpTime Select in October 2003, began shipping in April 2004 and by year end 2004 had essentially completed the transition from Visual UpTime to Visual UpTime Select. The introduction of Visual UpTime Select was a major contributing factor in our 2003 to 2004 revenue growth. Revenue grew from $39.2 million in 2003 to $52.6 million in 2004, an increase of $13.4 million or 34%. Visual UpTime Select revenue for 2004 was $19.1 million, or 36% of total 2004 revenue.

We expect to release one to two new Visual UpTime Select software modules each year for the next few years. Our first new Visual UpTime Select modules were released during the third quarter 2004 – Select AppFlows and Select AppSummary. These two modules are focused on application discovery, monitoring and reporting. Our next module will significantly enhance our existing VoIP capabilities and is scheduled to be released during the second quarter of 2005.

We reported net income of $3.4 million in 2002 and incurred net losses in 2003 and in the first two quarters of 2004. However, we returned to profitability in the third and fourth quarters of 2004. We reported net income of $15,000 in 2004, compared with a net loss of $4.3 million in 2003. These improvements can be attributed to both initial success in launching Visual UpTime Select and improvement in the economy. However, there can be no assurance that the recent revenue and profitability trends will continue.

Our cash balance decreased $4.4 million, from $15.7 million at December 31, 2003 to $11.3 million at December 31, 2004. Our operating activities consumed cash during 2004, primarily due to a $7.1 million increase in accounts receivable. Days sales outstanding increased to 61 days at December 31, 2004, as a substantial amount of fourth quarter customer orders and shipments occurred in the last month of the quarter, reflecting an increasing trend in 2004. We cannot predict how days sales outstanding will trend in the future. However, we have not experienced any significant write-offs of accounts receivable balances in the last two years and 97% of our accounts receivable balance at December 31, 2004 was within current contractual payment terms, which typically range from 30 to 45 days.

The market for solutions related to applications delivery infrastructure management is intensely competitive. Increased competition may result in price reductions, reduced profit margins, reduced profitability, and the loss of market share, any of which would have a material adverse effect on our business, financial condition, and results of operations. Current competitors continue to include, among others, Paradyne, Packeteer, Concord Communications and NetScout. If we are successful in the applications management marketplace, we may compete more frequently with significantly larger software companies like IBM, BMC and Computer Associates. Also, consolidations in our traditional service provider channels continue in 2005 and the impact of these consolidations on our business is uncertain.

We are continuously enhancing Visual UpTime Select with new features and capabilities to expand our value, address new network service requirements, and support new applications. We expect to package many of these enhancements as additional, optional software modules that will be separately licensed. To compete successfully, we must be able to deliver our new product offerings through our channels to enterprise end users. To assure demand for our products, we intend to continue to strengthen our direct relationships with enterprise end-user customers and cultivate mature alternative channels for bringing our products to market.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we re-evaluate our estimates, including those related to bad debts, inventory, investments, income taxes, warranty obligations and litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Among other things, these estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting estimates to be the following:

Revenue Recognition

We recognize revenue from the sale of hardware, the licensing of software and the provision of support and other services. Our revenue recognition policies follow the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” and SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which summarizes existing accounting literature and requires that four criteria be met prior to the recognition of revenue. Our accounting policies regarding revenue recognition comply with the following required criteria (see Note 1 of Notes to Consolidated Financial Statements): 1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is probable. The third and fourth criteria may require us to make significant judgments or estimates, including the determination of the fair value of the undelivered elements of a sale. Historically, the revenue reserves that we have established relating to estimated returns associated with customer acceptance rights and price protection credits have been adequate. We have not provided any concessions or written off any accounts receivable relating to extended payment term arrangements. If we were to use new multiple element arrangements in our future sales efforts, a determination of the objective evidence of the fair value of the undelivered elements will be necessary and an inability to provide objective evidence could impact our ability to recognize revenue.

Reserve for Inventory Obsolescence

Because of the lead times required to obtain manufactured proprietary hardware, we must maintain sufficient quantities of inventory for all of our products to meet expected demand. If actual demand is lower than forecasted, we may not be able to dispose of our inventory at prices exceeding its cost. In addition, hardware model upgrades may result in excess quantities of obsolete models. It is our practice to write down the value of excess and obsolete inventory to the lower of cost or market value based on the number of items that we expect to sell within a one-year period. We review the adequacy of our inventory reserves based on current quantities of hardware in stock, historical sales trends, sales forecasts and certain customer demand and make appropriate inventory valuation adjustments. If future demand is lower than currently estimated, additional valuation adjustments to our inventory may be required. Historically, we have not been required to record significant inventory write-offs of amounts in excess of our reserves. At December 31, 2004, our reserve for excess and obsolete inventory was $2.2 million. The provisions for excess and obsolete inventory were $1.0 million, $0.2 million, and $0.5 million during 2002, 2003 and 2004, respectively.

Allowance for Doubtful Accounts

We grant credit terms without collateral to our customers. Other than in 2002, we have not experienced any significant credit related losses. During 2002, we wrote off $0.7 million in accounts receivable from MCI, following MCI’s bankruptcy filing, against the allowance for doubtful accounts. During 2003, we sold those MCI receivables to an unrelated third party and recovered $0.3 million. The accounts receivable balance reflects an allowance to state the balance at its estimated net realizable value, that is based on assessments of the collectibility of certain problem accounts and a review of historical write-off trends at the end of each reporting period. If future events occur that negatively impact our customers, additional accounts receivable write-downs may be required. As our sales expansion strategies include the identification of alternative North America sales channels and international sales opportunities, we expect that the allowance for doubtful accounts will increase in the future. At December 31, 2004, the allowance for doubtful accounts was $0.4 million. The provisions for doubtful accounts were $0.5 million, $0.1 million, and $0.1 million during 2002, 2003 and 2004, respectively.

Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized. We utilize extensive product quality programs and processes including the active monitoring and evaluation of the quality of our component suppliers and contract manufacturers. Our warranty obligation calculation is based on historical product failure rates and material usage and services delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service costs differ from our estimates, revisions to the estimated warranty liability would be required. Our standard warranty term of one year for Visual UpTime Select hardware has been reduced from our historical warranty terms. Our warranty obligation should decrease over time as the warranty terms for older hardware units expire. We account for and disclose our obligations for warranties in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires the accounting for and disclosure of guarantees and clarifies the requirements of FASB No. 5, “Accounting for Contingencies.” At December 31, 2004, the accrued warranty balance was $0.4 million. The provisions for warranty were $0.2 million, $0.1 million, and $28,000 during 2002, 2003 and 2004, respectively.

Deferred Tax Valuation Allowance

At December 31, 2004, we had a valuation allowance of $51.7 million which fully offsets gross deferred tax assets of $51.7 million. We calculated the valuation allowance in accordance with the provisions of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Recent evidence, such as operating results during recent years, is given more weight when assessing whether the level of future profitability needed to recognize the deferred assets will be achieved. Our cumulative loss in the last five years represents sufficient negative evidence to require a full valuation allowance under the provisions of SFAS No. 109. We intend to maintain a full valuation allowance until sufficient positive evidence exists to support the reversal of any portion of the allowance.

Results of Operations

The primary components of our statements of operations are:

Revenue. Our revenue consists of three types: hardware, software, and support and services. The fees we receive associated with the licensing of our software products are classified as software revenue. The sale of the hardware component of the Visual UpTime and Visual UpTime Select platforms, the analysis service element (“ASE”), is classified as hardware. Visual UpTime sales are primarily hardware. In contrast, Visual UpTime Select sales have unbundled hardware and software components and such sales are classified under hardware and/or software as appropriate. Revenue associated with the licensing of Visual IP Insight is primarily classified as software. Sales of technical support, professional services and training for all products are classified as support and services revenue. The classification of revenue related to discontinued products is as follows: Visual Internet Benchmark (service), Visual Trinity and eWatcher (software) and CellTracer (hardware).

Cost of revenue and gross profit. Cost of revenue includes both hardware and software cost of revenue. Cost of revenue related to software sales has not been significant. Cost of revenue consists primarily of the direct costs of hardware purchased from contract manufacturing firms, shipping and warehouse costs, warranty repair costs and overhead expenses related to manufacturing operations. Support and services cost of revenue primarily consists of outsourced depot repair and costs associated with the employees who provide technical assistance, training and professional services.

Operating expenses.

Research and development expense. Research and development expense consists primarily of research and development staff compensation, outsourced development, testing services and prototype materials.

Sales and marketing expense. Sales and marketing expense consists primarily of sales and marketing compensation, commissions, travel and entertainment costs and the costs of trade shows and other marketing programs.

General and administrative expense. General and administrative expense consists primarily of those costs associated with executive management, finance, accounting, legal, information technology and other administrative activities.

2003 Compared with 2004

The table below (in thousands) presents revenue by product line:

	Years Ended December 31,
	2003	2004
Continuing products:
UpTime
Visual UpTime	$31,740	$30,632
Visual UpTime Select	—	19,146
Visual Up Insight	7,064	2,733

Total continuing products	38,804	52,511
Discontinued products	57	—
Royalties	318	131

Total revenue	$39,179	$52,642

The table below (in thousands) presents the hardware, software, and support and services revenue attributable to customers that individually represented more than 10% of our total revenue:

	Years Ended December 31,
	2003	2004
AT&T	$10,734	$11,914
SBC	7,032	6,090
Sprint	6,603	12,277
Interlink Communications Systems	4,223	*
MCI	*	9,104
All other customers (each individually less than 10%)	10,587	13,257

Total revenue	$39,179	$52,642

* Less than 10%

Revenue, cost of revenue, and gross profit

The table below (in thousands, except percentage data) sets forth the changes in total revenue, cost of revenue and gross profit from 2003 to 2004:

	Years Ended December 31,
	2003	%*	2004	%*	Increase (Decrease)	%**
Revenue
Hardware	$24,701	63.1%	$33,495	63.6%	$8,794	35.6%
Software	5,143	13.1	10,308	19.6	5,165	100.4
Support and services	9,335	23.8	8,839	16.8	(496)	(5.3)

Total revenue	39,179	100.0	52,642	100.0	13,463	34.4

Cost of revenue
Product	9,339	23.8	14,782	28.1	5,443	58.3
Support and services	1,008	2.6	1,098	2.1	90	8.9

Total cost of revenue	10,347	26.4	15,880	30.2	5,533	53.5

Gross profit	$28,832	73.6%	$36,762	69.8%	$7,930	27.5

*	Denotes % of total revenue
**	Denotes % change from 2003 to 2004

The table below (in thousands except percentage data) sets forth the changes in product revenue, product cost of revenue and product gross profit from 2003 to 2004:

	Years Ended December 31,
	2003	%*	2004	%*	Increase	%**
Product revenue
Hardware	$24,701	82.8%	$33,495	76.5%	$8,794	35.6%
Software	5,143	17.2	10,308	23.5	5,165	100.4

Total product revenue	29,844	100.0	43,803	100.0	13,959	46.8

Product cost	9,339	31.3	14,782	33.7	5,443	58.3

Product gross profit	$20,505	68.7%	$29,021	66.3%	$8,516	41.5

*	Denotes % of product revenue
**	Denotes % change from 2003 to 2004

The table below (in thousands except percentage data) sets forth the changes in support and services revenue, support and services cost of revenue and support and services gross profit from 2003 to 2004:

	Years Ended December 31,
	2003	%*	2004	%*	Increase (Decrease)	%**
Support and services revenue	$9,335	100.0%	$8,839	100.0%	$(496)	(5.3)%

Support and services cost of revenue	1,008	10.8	1,098	12.4	90	8.9

Support and services gross profit	$8,327	89.2%	$7,741	87.6%	$(586)	(7.0)

*	Denotes % of support and services revenue
**	Denotes % change from 2003 to 2004

Revenue

Revenue increased $13.5 million from 2003 to 2004. The increase in revenue in 2004 was due primarily to two factors – the overall economic recovery as enterprise customers began to invest capital in their networks and the introduction of Visual UpTime Select, the successor to our original flagship product, Visual UpTime.

With Visual UpTime Select, we introduced the concept of software modules into our family of products (each software module is individually licensed) and lowered the selling prices for our ASE hardware devices. We have made our solutions more flexible – customers can now buy only the capability they need. Additionally, if there is a feature the customer later decides they need, they can purchase that feature at a later date. We believe that this flexibility was attractive to enterprise customers and generated demand for that product in 2004. We experienced our two largest 2004 revenue gains from MCI and Sprint, which increased $5.9 million and $5.7 million, respectively. MCI closed multiple Visual UpTime Select sales, including a single sale by MCI of $2.1 million in 2004. Sprint upgraded its entire enterprise customer base to Visual UpTime Select in the second quarter of 2004.

Today, nearly all of our revenues are derived from North America and we believe there is a significant opportunity for our products outside North America. Historically, our products were engineered specifically for the requirements of the domestic market. In the past, our international effort has not been effective due to products that did not fit the market requirements and a lack of in-market presence. Recently developed features and enhancements have included the requirements of international markets and we expect all future product development to also include support for international requirements. We plan to emphasize the European market and during the fourth quarter of 2004 we announced the opening of our European headquarters outside of London, England.

Total Visual IP Insight revenue decreased $4.3 million from 2003 to 2004. The decrease is due to the irregular timing of large orders and product saturation in the North America market. We believe that an international market exists for this product and we will attempt to penetrate that market in the future.

We expect revenue to increase in the future as enterprise customers continue to allocate resources towards network and application performance management. We are continuously enhancing Visual UpTime Select with new features and capabilities to expand our value, address new network service requirements, and support new applications. We expect to package many of these enhancements as additional, optional software modules that will be individually licensed. We anticipate that these new modules will contribute to future revenue. Increased revenue should also result from the overall economic recovery and increased international sales.

Hardware revenue increased $8.8 million from 2003 to 2004. We sold approximately 22,400 ASEs in 2004, which represented an increase of 9,200 ASEs over those sold in 2003. An ASE is proprietary hardware which utilizes our software. Visual UpTime Select revenue was $8.6 million in 2004. Visual UpTime revenue increased $0.4 million, from $24.4 million in 2003 to $24.8 million in 2004.

We experienced our two largest 2004 hardware revenue gains from MCI and Sprint, which increased $4.8 million and $2.4 million, respectively. MCI closed multiple Visual UpTime Select agreements with enterprise customers. One MCI customer purchased $2.1 million in Visual UpTime Select hardware in 2004. Sprint upgraded its entire enterprise customer base to Visual UpTime Select in early 2004. Visual UpTime and Visual UpTime Select hardware revenue increased $1.4 million from all other channels.

The average price of a Visual UpTime Select ASE is lower than the average price of a Visual UpTime ASE. This is due to Visual UpTime Select’s unbundled hardware and software components. During 2004, when viewed on a comparable basis, the effective average price (hardware plus separately licensed software) of a Visual UpTime Select ASE approximated the effective average price of a Visual UpTime ASE. In the future, we are unable to predict how Visual UpTime Select pricing will compare with historical Visual UpTime pricing on a comparable basis.

Visual IP Insight revenue decreased $0.2 million, from $0.3 million in 2003 to $0.1 million in 2004,

We expect that hardware revenue will decrease as a percentage of revenue in the future since we have largely transitioned to Visual UpTime Select, which has unbundled hardware and software components. This trend may be particularly true in 2005, where the full-year effect of Visual UpTime Select sales will be reflected in our operating results.

Software revenue increased $5.2 million from 2003 to 2004. The increase was primarily due to our initial success in launching Visual UpTime Select in 2004 and the fact that, unlike Visual UpTime, Visual UpTime Select has a separate software revenue component. Sales of Visual UpTime Select software were $8.7 million in 2004. Visual UpTime revenue increased $0.4 million, from $0.3 million in 2003 to $0.7 million in 2004. 2004 Visual UpTime and Visual UpTime Select sales benefited from the easing of service provider purchasing constraints due to the overall economic recovery and an initial acceptance of Visual UpTime Select.

We experienced our largest 2004 software revenue gain from Sprint, which increased $3.4 million. Sprint upgraded its entire enterprise customer base to Visual UpTime Select in early 2004. Visual UpTime and Visual UpTime Select software revenue increased $5.7 million from all other channels.

Visual IP Insight revenue decreased $3.7 million, from $4.5 million in 2003 to $0.8 million in 2004. Visual IP Insight sales to one customer were $3.8 million in the three months ended December 31, 2003. Visual IP Insight sales have decreased due to the irregular timing of large orders and product saturation in the North America market.

Royalties decreased $0.2 million, from $0.3 million in 2003 to $0.1 million in 2004. Royalties are not part of our current revenue model and will be insignificant going forward.

We expect that software revenue will increase as a percentage of revenue in the future since we have largely transitioned to Visual UpTime Select, which has unbundled hardware and software components. This trend may be particularly true in 2005, where the full-year effect of Visual UpTime Select sales will be reflected in our operating results.

Support and services revenue decreased $0.5 million from 2003 to 2004. The decrease was primarily due to decreased Visual IP Insight maintenance revenue of $0.5 million, from $2.3 million in 2003 to $1.8 million in 2004, due to technical support contracts which were not renewed. Visual UpTime and Visual UpTime Select services were $7.0 million in 2003 and 2004.

We expect that support and services revenue will follow the same trend as product revenue in the future.

Gross profit

Gross profit as a percentage of revenue decreased from 73.6% in 2003 to 69.8% in 2004, primarily due to the $3.7 million decline in Visual IP Insight software revenue, described previously. We expect that gross profit as a percentage of revenue will increase in the future as Visual UpTime Select customers purchase high margin software modules for their hardware platforms.

Gross profit on products as a percentage of product revenue decreased slightly from 68.7% in 2003 to 66.3% in 2004, primarily due to the $3.7 million decline in Visual IP Insight software revenue, described previously. We expect that gross profit on products as a percentage of product revenue will increase in the future as Visual UpTime Select customers purchase high margin software modules for their hardware platforms.

Operating expenses

The table below (in thousands, except percentage data) sets forth the changes in operating expenses from 2003 to 2004:

	Years Ended December 31,
	2003	%*	2004	%*	Increase (Decrease)	%**
Operating expenses
Research and development	$10,473	26.7%	$10,145	19.3%	$(328)	(3.1)%
Sales and marketing	15,428	39.4	15,778	30.0	350	2.3
General and administrative	6,214	15.9	9,288	17.6	3,074	49.5

Total operating expenses	$32,115	82.0%	$35,211	66.9%	$3,096	9.6

*	Denotes % of total revenue
**	Denotes % change from 2003 to 2004

Research and development expense decreased $0.3 million from 2003 to 2004. The decrease was due primarily to a decrease of $0.5 million in professional services associated with the utilization of a development consulting firm whose services were utilized in 2003 but not in 2004. This decrease was partially offset by a $0.2 million increase in personnel costs.

Sales and marketing expense increased $0.4 million from 2003 to 2004. The increase was due primarily to an increase of $0.7 million in personnel costs due to increased incentive compensation resulting from higher revenue. This increase was partially offset by a $0.3 million decrease in travel expense.

General and administrative expense increased $3.1 million from 2003 to 2004. This increase was due primarily to a $2.3 million increase in legal costs arising from Paradyne litigation and other legal matters; a $1.1 million increase in personnel costs due to normal salary inflation and increased incentive compensation resulting from improved year-over-year financial performance; and a

$0.4 million increase in outside accounting fees, due primarily to Sarbanes-Oxley compliance. These increases were partially offset by a $0.7 million decrease in depreciation expense as previously capitalized internal system implementation costs became fully depreciated early in the year.

Other items

The table below (in thousands, except percentage data) sets forth the changes in other items from 2003 to 2004:

	Years Ended December 31,
	2003	%*	2004	%*	Increase (Decrease)	%**
Other income (expense)	$452	1.2%	$(262)	(0.5)%	$(714)	(158.0)%
Interest income	104	0.3	146	0.3	42	40.4
Interest expense	(1,562)	(4.0)	(1,420)	(2.7)	142	9.1

*	Denotes % of total revenue
**	Denotes % change from 2003 to 2004

Other income (expense) in 2003 represents the gain on the sale of a previously written-off investment. Other expense in fiscal 2004 represents accelerated amortization of debt discount and debt issuance costs associated with the June 2004 $1.5 million debenture repayment in advance of the debt’s schedule maturity. See Note 4 of Notes to Consolidated Financial Statements.

Interest expense decreased $0.1 million from 2003 to 2004. The decrease was primarily due to the decrease in the average outstanding debentures in 2004 due to the repayment of $1.5 million of the outstanding debentures in June 2004.

2002 Compared with 2003

The table below (in thousands) presents revenue by product line:

	Years Ended December 31,
	2002	2003
Continuing products:
UpTime
Visual UpTime	$49,797	$31,740
Visual Up Insight	7,477	7,064

Total continuing products	57,274	38,804
Discontinued products	3,745	57
Royalties	442	318

Total revenue	$61,461	$39,179

The table below (in thousands) presents the hardware, software, and support and services revenue attributable to customers that individually represented more than 10% of our total revenue:

	Years Ended December 31,
	2002	2003
AT&T	$20,753	$10,734
SBC	*	7,032
Sprint	6,356	6,603
Interlink Communications Systems	*	4,223
Verizon	6,893	*
MCI	6,319	*
All other customers (each individually less than 10%)	21,140	10,587

Total revenue	$61,461	$39,179

*	Less than 10%

Revenue, cost of revenue, and gross profit

The table below (in thousands, except percentage data) sets forth the changes in total revenue, cost of revenue and gross profit from 2002 to 2003:

	Years Ended December 31,
	2002	%*	2003	%*	Decrease	%**
Revenue
Hardware	$42,062	68.4%	$24,701	63.1%	$(17,361)	(41.3)%
Software	6,857	11.2	5,143	13.1	(1,714)	(25.0)
Support and services	12,542	20.4	9,335	23.8	(3,207)	(25.6)

Total revenue	61,461	100.0	39,179	100.0	(22,282)	(36.3)

Cost of revenue
Product	15,129	24.6	9,339	23.8	(5,790)	(38.3)
Support and services	2,076	3.4	1,008	2.6	(1,068)	(51.4)

Total cost of revenue	17,205	28.0	10,347	26.4	(6,858)	(39.9)
Gross profit	$44,256	72.0%	$28,832	73.6%	$(15,424)	(34.9)

*	Denotes % of total revenue
**	Denotes % change from 2002 to 2003

The table below (in thousands except percentage data) sets forth the changes in product revenue, product cost of revenue and product gross profit from 2002 to 2003:

	Years Ended December 31,
	2002	%*	2003	%*	Decrease	%**
Product revenue
Hardware	$42,062	86.0%	$24,701	82.8%	$(17,361)	(41.3)%
Software	6,857	14.0	5,143	17.2	(1,714)	(25.0)

Total product revenue	48,919	100.0	29,844	100.0	(19,075)	(39.0)

Product cost	15,129	30.9	9,339	31.3	(5,790)	(38.3)

Product gross profit	$33,790	69.1%	$20,505	68.7%	$(13,285)	(39.3)

*	Denotes % of product revenue
**	Denotes % change from 2002 to 2003

The table below (in thousands except percentage data) sets forth the changes in support and services revenue, support and services cost of revenue and support and services gross profit from 2002 to 2003:

	Years Ended December 31,
	2002	%*	2003	%*	Decrease	%**
Support and services revenue	$12,542	100.0%	$9,335	100.0%	$(3,207)	(25.6)%

Support and services cost of revenue	2,076	16.6	1,008	10.8	(1,068)	(51.4)

Support and services gross profit	$10,466	83.4%	$8,327	89.2%	$(2,139)	(20.4)

*	Denotes % of support and services revenue
**	Denotes % change from 2002 to 2003

Revenue

Hardware revenue decreased $17.4 million from 2002 to 2003. The decrease was due primarily to a decrease in demand for Visual UpTime and a corresponding decrease in revenue from AT&T, Equant, MCI, and Verizon partially offset by increases in revenue from Sprint, SBC and Interlink Communications Systems. We believe that this decrease in demand for Visual UpTime was primarily the result of increased competition, tighter inventory control at our service provider customers, the continued slowdown in demand for telecommunications products and services and reduced end-user spending.

Software revenue decreased $1.8 million from 2002 to 2003. From 2002 to 2003, Visual IP Insight license revenue decreased by $0.4 million, reflecting the typical fluctuation in revenue from sales of that product due to the timing of sizable orders from a limited number of service providers; Visual UpTime license revenue decreased $1.1 primarily due to the reduced sales sales of licenses to manage Kentrox devices in 2003; and license revenue from discontinued products decreased by $0.3 million.

Support and services revenue decreased $3.2 million from 2002 to 2003. Support revenue decreased $3.5 million primarily due to Visual UpTime and discontinued product technical support contracts that were not renewed. These decreases were partially offset by an increase in training and professional services of $0.5 million due to increased demand for these services.

Gross profit

Gross profit as a percentage of revenue increased from 72.0% in 2002 to 73.6% in 2003. Total cost of revenue was $17.2 million in 2002 compared to $10.3 million, a decrease of $6.9 million. Gross profit was $44.3 million in 2002 compared to $28.8 million in 2003, a decrease of $15.5 million, due primarily to the reduction in revenue. The increase in total gross profit percentage was due primarily to decreased fixed manufacturing and support operations costs resulting from ongoing cost reduction initiatives and the discontinuation of certain products..

Gross profit on products as a percentage of product revenue decreased from 69.1% in 2002 to 68.7% in 2003. Product cost of revenue, which includes both hardware and software cost of revenue, was $15.1 million in 2002 compared to $9.3 million in 2003, a decrease of $5.8 million. The slight decrease in product gross profit percentage was due primarily to increased sales of our lower margin high-speed Visual UpTime products and decreased higher margin software sales.

Gross profit on support and services as a percentage of support and services revenue increased from 83.4% in 2002 to 89.2% in 2003. Support and services cost of revenue was $2.1 million in 2002 compared to $1.0 million in 2003, a decrease of $1.1 million. The increase in support and services gross profit percentage was due primarily to decreased fixed costs, such as fees paid to third parties, to support discontinued products..

Operating expenses

The table below (in thousands, except percentage data) sets forth the changes in operating expenses from 2002 to 2003:

	Years Ended December 31,
	2002	%*	2003	%*	Decrease	%**
Operating expenses
Research and development	$12,301	20.0%	$10,473	26.7%	$(1,828)	(14.9)%
Sales and marketing	20,541	33.4	15,428	39.4	(5,113)	(24.9)
General and administrative	6,821	11.1	6,214	15.9	(607)	(8.9)

Total operating expenses	$39,663	64.5%	$32,115	82.0%	$(7,548)	(19.0)

*	Denotes % of total revenue
**	Denotes % change from 2002 to 2003

Research and development expense decreased $1.8 million, from $12.3 million in 2002 to $10.5 million in 2003. The decrease in research and development expense was due primarily to the full period effect of workforce reductions in 2002 and other cost cutting initiatives partially offset by additional costs incurred for the release of Visual UpTime Select.

Sales and marketing expense decreased $5.1 million, from $20.5 million in 2002 to $15.4 million in 2003. The decrease in sales and marketing expense was due primarily to the full period effect of workforce reductions in 2002 and other cost cutting initiatives partially offset by additional costs incurred for the release of Visual UpTime Select.

General and administrative expense decreased $0.6 million, from $6.8 million in 2002 to $6.2 million in 2003. The decrease in general and administrative expense was due primarily to the full period effect of workforce reductions in 2002 and other cost cutting initiatives. In addition, during 2003, we sold the previously written-off receivable related to the bankruptcy of MCI to an unrelated third party for $0.3 million and recorded the sale as a reduction to bad debt expense. These reductions were partially offset by increased sales tax expense resulting from a cumulative unpaid sales tax liability of approximately $0.4 million related to 2000 through 2003. The impact of the additional sales tax expense on each individual year was insignificant.

Other items

The table below (in thousands, except percentage data) sets forth the changes in other items from 2002 to 2003:

	Years Ended December 31,
	2002	%*	2003	%*	Increase	%**
Other income	$—	—%	$452	1.2%	$452	—%
Interest income	132	0.2	104	0.3	(28)	(21.2)
Interest expense	(1,319)	(2.1)	(1,562)	(4.0)	(243)	(18.4)

*	Denotes % of total revenue
**	Denotes % change from 2003 to 2004

Other income of $0.5 million in 2003 consists of a gain on the sale of a previously written-off investment.

Interest expense (net) increased $0.3 million, from $1.2 million in 2002 to $1.5 million in 2003. The increase of $0.3 million was primarily due to both cash and non-cash interest expense related to the convertible Debenture we issued in March 2002 (see Note 4 of Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

At December 31, 2004, our principal source of liquidity was cash and cash equivalents of $11.3 million.

Our operating activities consumed $5.2 million in cash in 2004. The primary use of cash from operating activities was the change in accounts receivable, net of allowance, which increased by $7.0 million from 2003 to 2004. The accounts receivable balance was $2.3 million at December 31, 2003 compared with $9.3 million at December 31, 2004. Days sales outstanding (“DSO”) grew from 20 days at December 31, 2003 to 61 days at December 31, 2004. The increase in DSO was primarily due to the fact that more than half of our billings during the fourth quarter of 2004 occurred in the second half of the quarter while the reverse was true in the fourth quarter of 2003. However, 97% of accounts receivable at December 31, 2004 was within current contractual payment terms, which typically range from 30 to 45 days. The $1.3 million deferred revenue decrease primarily reflects a decline in the Visual IP Insight deferred maintenance balance from 2003 to 2004. Although inventory increased by $1.0 million in 2004, the calculation of inventory turns also increased, from 2.9x in the fourth quarter of 2003 to 4.4x in the fourth quarter of 2004. Accounts payable and accrued expenses increased $1.2 million in 2004 primarily due to increased year-end accruals for bonuses and commissions, legal fees and customer equipment trade-in allowances.

Net income for 2004 of $15,000 included $3.4 million in non-cash expense items including depreciation, non-cash interest, provisions for bad debt and inventory obsolescence, non-cash compensation and loss on debt extinguishment.

Our investing activities provided $0.5 million in cash in 2004. Our 2004 expenditures of $1.0 million for property and equipment related to infrastructure software and computer equipment. As certificates of deposits matured and certain letter of credit collateral requirements were lifted, those certificates were liquidated and $1.5 million became a source of cash in 2004.

Our financing activities provided cash of $0.3 million in 2004. Cash provided from the purchase of our common stock related to the exercise of stock options and our employee stock purchase plan was $1.8 million in 2004. It is difficult to predict future sources of cash from these activities. Outstanding convertible debentures totaling $1.5 million were repaid with cash in 2004. See Note 4 of Notes to Consolidated Financial Statements. Future cash flows from financing activities will be impacted substantially by both the timing and amounts associated with future debenture repayments and any borrowings/repayments associated with our line of credit with Silicon Valley Bank (“SVB”). See Note 3 of Notes to Consolidated Financial Statements. There are no line of credit borrowings at December 31, 2004.

We expect that additional cash will be required to grow our business and that it will be provided substantially by operations. To date, we have financed our operations and capital expenditures primarily with the proceeds from our initial public offering (completed in February 1998), cash provided by operating activities, bank borrowings, and the proceeds from the issuance of the convertible debentures. Our future capital requirements will depend on many factors, including the timing and nature of repayment of the $9.0 million in outstanding convertible debentures, the rate of future revenue growth, if any, and the continued acceptance of our new Visual UpTime Select product suite by our customers. If cash provided by currently available sources is not sufficient, we will be required to further reduce our expenditures for operations and/or to seek additional capital through other means that may include additional borrowings and/or the sale of equity securities or the sale of assets. Our access to the SVB line of credit, unavailable until the convertible debentures are fully repaid, may be limited if we have an insufficient borrowing base or if we cannot meet the financial and other covenants required under the line of credit agreement. Under those circumstances, there can be no assurance that additional capital will be available, or available on terms that are reasonable or acceptable to us, and our business and financial condition may be materially and adversely affected. Based on our cash balance and our revenue and expense expectations, we believe that we will have sufficient cash to operate for at least the next twelve months.

Future minimum payments, assuming no additional early convertible debenture repayments, at December 31, 2004 under the debentures and non-cancelable operating leases are as follows (in thousands):

	Debentures	Operating Leases
2005	$450	$1,640
2006	9,113	1,132
2007	—	1,161
2008	—	1,170
2009	—	1,181

Total minimum payments	9,563	$6,284

Interest element of payments	(563)

Present value of future minimum payments	9,000
Unamortized debt discount	(837)

Total debentures	$8,163

We have a subtenant occupying a portion of our office space under a sublease that expires in December 2005. This sublease runs co-terminus with our lease on that office space. Future minimum lease payments due from the sublessee are $0.2 million at December 31, 2004.

The convertible debentures, now due on demand but no later than March 2006, were issued in March 2002 in the aggregate amount of $10.5 million in a private placement transaction. See Note 4 of Notes to Consolidated Financial Statements. The terms of the debentures provide for a number of events that could trigger the debenture holders’ right to a repayment of 115% of the outstanding principal plus accrued and unpaid interest. The redemption of each convertible debenture may be made in cash or common stock, at our option, provided certain conditions are satisfied, which we currently satisfy. If we choose to issue common stock to repay the debt, our stockholders could be subject to significant dilution.

Should we receive any additional convertible debenture repayment requests, we intend to carefully evaluate and balance liquidity concerns against dilution considerations and make each determination of whether to repay in cash or common stock on a case-by-case basis. If we choose to repay a debenture holder with shares of our common stock and the per share issuance price of the stock is less than $3.5163, the conversion price of any outstanding convertible debentures would be adjusted downward to the issuance price of such stock. In addition, under the terms of the warrants held by the debenture holders, an issuance of shares below the exercise price of the warrants would cause the exercise price to be adjusted on a weighted-average basis.

The following table outlines the number of shares into which the outstanding debentures would be convertible if we were to issue additional equity (including for repayment of the debentures) at the prices specified, as well as the total percent of the outstanding shares of the Company that such shares would represent upon conversion, calculated using the number of shares outstanding as of March 14, 2005:

Decline	Issuance Price	Debenture Shares(1)	% of Company
No anti-dilution	$3.5163	2,559,509	6.9%
25%	$2.6372	3,412,679	9.0%
50%	$1.7582	5,119,018	12.9%
75%	$0.8791	10,238,036	22.9%

(1)	These numbers and percentages reflect our repayment in cash of $1.5 million of the Debentures in June 2004.

The warrants are subject to weighted average anti-dilution protection which would decrease the exercise price and increase the number of shares issuable under the warrants. These changes would be determined once the total investment amount and price per share of any future equity issuance were known.

In order to provide us with additional capital resources in the event that the debentures are repaid in full, we entered into a $6.0 million asset-based line of credit agreement with SVB. Borrowings under the line of credit would be available only after the debentures are fully repaid (see Note 3 of Notes to Consolidated Financial Statements).

We are involved in a lawsuit in which we are litigating our claims that (i) our products do not infringe patents owned by a competitor, those patents are invalid and unenforceable, and (ii) that competitor has infringed certain patents owned by us. The competitor has filed counterclaims alleging our infringement of its patents and unenforceability of two of our patents in the lawsuit.

Despite our belief that our products do not infringe upon the competitor’s patents and that the competitor’s claims are frivolous and without merit, the defense of these claims is expensive and may divert our resources from other activities, which could have a material adverse effect on our business and results of operations. At this point in the litigation, the likelihood of any outcome cannot be determined and the adverse effect, if any, cannot be estimated.

We have commitments related to inventory purchased by certain suppliers on our behalf. If such inventory is not used within a specified period of time or we discontinue a product for which the suppliers have made purchases or we terminate a relationship with the supplier for which we have set minimum inventory requirements, we are required to purchase the excess inventory from the suppliers. Additionally, if we cancel a purchase order placed with a supplier, we may be subject to certain costs and fees. At December 31, 2004, anticipated demand exceeds the supply of inventory. As such, we do not have a liability recorded at December 31, 2004 for inventory purchase commitments.

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

Our primary sales and marketing strategy has predominantly revolved around sales to telecommunications service providers. We expect that a significant portion of future revenue will be attributable to sales of Visual UpTime Select and Visual IP InSight to service providers. The loss of any one of our service provider customers, which together have historically provided a majority of our revenue, could result in a substantial loss of revenue that could have a material adverse effect on our business and results of operations. Business combinations, such as the prospective Verizon-MCI and AT&T-SBC mergers, would represent significant reductions in our service provider channels. The impact that these combinations may have on our revenue is uncertain. Existing service provider customers are not easily replaced because of the relatively few participants in that market. High barriers to entry due to extraordinary capital requirements and the possibility that existing service providers may merge or fail may further reduce their numbers. Furthermore, the small number of network service providers means that the reduction, delay or cancellation of orders or a delay in shipment of our products to any one service provider customer could have a material adverse effect on our revenue in any given quarter. Our anticipated dependence on sizable orders from a limited number of service provider customers will make the relationship between us and each service provider critically important to our business. Further, because our agreements do not contain minimum purchase requirements, there can be no assurance of significant business with our service provider customers on an ongoing basis. With the introduction of Visual UpTime Select, we anticipate that we will see growth in revenue from our value added reseller channel, although there can be no assurance that such growth will occur.

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

We may experience difficulties in migrating customers to Visual UpTime Select.

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

We have outsourced the manufacture of the ASE to two contract manufacturing firms. We derive a substantial portion of our revenue from the sale of ASEs. A contract manufacturer could decide to tighten or eliminate our credit terms due to concerns about our perceived financial condition or to suspend or cease the shipment of products due to our failure to meet volume expectations.

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

We have an accumulated deficit of $473.1 million.

Our net losses since 2000 have resulted in an accumulated deficit of $473.1 million at December 31, 2004. This accumulated deficit could affect our ability to raise equity financing, arrange bank financing or arrange credit from suppliers on reasonable or acceptable terms.

We may not be profitable in the future.

While we recorded a small profit in 2004, our ability to generate operating income in the future is dependent on our success in growing revenue and managing operating expenses. Market conditions, competitive pressures, and other factors beyond our control, may adversely affect our ability to adequately sustain revenue in the future. In particular, our ability to sustain revenue may be negatively affected by our dependence on our service provider customers. Pressure on capital expenditures and the decline of the telecommunications industry may delay the roll-out of new services based on our products offered by our service provider customers. Any potential reduction in demand for value added services or products, which our products support, from the service providers’ customers, directly impacts the purchase volume of our products and may impact our ability to sustain revenue. We may be required to reduce operating expenses if future revenue projections fall short of expectations. Our operating expenses include substantial fixed components which cannot be reduced quickly. If anticipated revenue levels are below expectations, operating results are likely to be materially and adversely affected because we may not be able to reduce operating expenses on a timely basis.

Our current stock compensation expense negatively impacts our earnings, and when we are required to report the fair value of employee stock options as an expense in conjunction with a new accounting standard, our reported financial performance will be adversely affected, which may cause our stock price to decline.

Under our current accounting practice for stock options granted to employees, stock compensation expense is recorded to the extent the current market price of the underlying stock exceeds the exercise price on the date of grant. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending September 30, 2005. If we had included the cost of employee stock option compensation in our financial statements, our net income for 2002 of $3.4 million would have been lowered by $7.3 million, to a net loss of $3.9 million; our net loss for 2003 of $4.3 million would have increased by $5.2 million, to a net loss of $9.5 million; and our net income for 2004 of $15,000 would have been lowered by $2.8 million to a net loss of $2.8 million. Accordingly, the adoption of SFAS No. 123(R) is expected to have a material effect on our financial statements by depressing net income, possibly causing our stock price to decline.

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

Errors in our products or services could discourage customers, damage our reputation and delay product development and enhancement.

Products and services as complex as those which we offer may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in new products and services until commercial shipments have commenced. Such errors can substantially delay the time until we are able to generate revenue from new product releases and could force us to divert additional development resources to correct the errors. If such errors are detected after shipments have been made, then our reputation may be damaged, and we may incur substantial costs covering warranty claims.

In our research and development spending plan, we plan for a certain level of engineering activity associated with “sustaining issues.” “Sustaining issues” include fixing problems in released products that were not identified in the development and testing cycle. During any period, if more sustaining issues arise than anticipated, we may have to divert resources away from scheduled product development and enhancement activities. A delay in product development and enhancement activities could have a material adverse effect on our future revenue and operating results.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

During 2002, we issued long-term debt in the form of the convertible debentures discussed in Note 4 of Notes to Consolidated Financial Statements. The convertible debentures bear interest at a fixed annual rate of 5%. Our investment policy restricts us to investing only in investment-grade securities, and we may be exposed to market risk from interest rate changes. A failure of these investment securities to perform at their historical levels could reduce the interest income realized by us.

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

Item 8. Financial Statements and Supplementary Data.

The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements and financial statement schedule filed with this report; see Item 15 of Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 17, 2004, we were advised by our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PWC”), that PWC resigned as our independent registered public accounting firm.

The reports of PWC on our financial statements for the fiscal years ended December 31, 2002 and 2003 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal years ended December 31, 2002 and 2003, and the subsequent interim period from January 1, 2004 through August 17, 2004, there have been no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PWC, would have caused PWC to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such years.

On September 20, 2004, we appointed Grant Thornton LLP as our independent registered public accounting firm. During the fiscal years ended December 31, 2002 and 2003, and the subsequent interim period from January 1, 2004 through September 20, 2004, we did not consult with Grant Thornton regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form-10K, we, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us which is required to be included in our periodic SEC filings.

Internal Control over Financial Reporting

(a) Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. To make this assessment, management used the criteria for effective internal control over financial reporting as described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission or more commonly referred to as the COSO framework. Based on that assessment, our management concluded that, as of December 31, 2004, our internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2004, has been audited by Grant Thornton LLP, an independent registered public accounting firm and auditors of our consolidated financial statements, as stated in their attestation report which is included herein.

March 15, 2005

/s/Lawrence S. Barker
Lawrence S. Barker
President and Chief Executive Officer

(b) Attestation report of the registered public accounting firm

Report of Independent Registered Public Accounting Firm

We have audited management’s assessment, included in the accompanying management’s annual report on internal control over financial reporting, that Visual Networks, Inc. (“the Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of operations, cash flows and changes in stockholders’ equity as of and for the year ended December 31, 2004 of Visual Networks, Inc. and our report dated February 28, 2005 expressed an unqualified opinion.

Grant Thornton LLP

Vienna, VA

February 28, 2005

(c) Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Acts Rules 13a-15(d) and 15d-15 during the last quarter of fiscal year 2004 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 10 is hereby incorporated by reference from the Proxy Statement for our 2005 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from the Proxy Statement for our 2005 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is hereby incorporated by reference from the Proxy Statement for our 2005 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 13 is hereby incorporated by reference from the Proxy Statement for our 2005 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is hereby incorporated by reference from the Proxy Statement for our 2005 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules.

The following exhibits are filed or incorporated by reference as stated below:

Exhibit	Number Description
3.1$	Amended and Restated Certificate of Incorporation of the Company.

3.1.1@	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.2*	Restated By-Laws of the Company.

4.1@@	Registration Rights Agreement, dated as of March 25, 2002, between Visual Networks Inc. and the Purchasers named therein (filed as Exhibit 99.3 to the Form 8-K).

4.2@@	Form of 5% Senior Secured Convertible Debenture of Visual Networks, Inc. due March 25, 2006 (filed as Exhibit 99.2 to the Form 8-K).

4.3@@	Form of Warrant of Visual Networks, Inc., dated March 25, 2002 (filed as Exhibit 99.4 to the Form 8-K).

10.1*	1994 Stock Option Plan.

10.2*	1997 Omnibus Stock Plan, as amended.

10.2.1**	Amendment No. 2 to the 1997 Omnibus Stock Plan (related to Exhibit 10.2).

10.3*	Amended and Restated 1997 Directors’ Stock Option Plan.

10.3.1**	Amendment No. 2 to the 1997 Directors’ Stock Option Plan (related to Exhibit 10.3).

10.4!!	2000 Stock Incentive Plan, as amended.

10.4.1**	Amendment No. 1 to the 2000 Stock Incentive Plan (related to Exhibit 10.4).

10.4.2!!!!!	Amendment No. 2 to the 2000 Stock Incentive Plan (related to Exhibit 10.4).

10.5*+	Reseller/Integration Agreement, dated August 29, 1997, by and between the Company and MCI Telecommunications Corporation.

10.5.1$$$++	Second Amendment, dated November 4, 1998, to the Reseller/Integration Agreement between the Company and MCI Telecommunications Corporation (relating to Exhibit 10.5).

10.5.2&&	Agreement, dated July 25, 2002, by and between the Company and MCI WorldCom Network Services, Inc.

10.5.3!	Amendment to the Agreement by and between the Company and MCI WorldCom Network Services, Inc. (related to Exhibit 10.5.2).

10.6****++	Master Purchase of Equipment and Services Agreement, dated as of May 22, 2000, between Sprint/United Management Company and the Company.

10.6.1&&&&&	Amendment No. Two to Master Purchase Agreement, dated as of May 23, 2003, between Sprint/United Management Company and the Company (related to Exhibit 10.6).

10.6.2++	Amendment No. Three to Master Purchase Agreement, dated as of March 8, 2004, between Sprint/United Management Company and the Company (related to Exhibit 10.6).

10.7*+	General Agreement for the Procurement of Equipment, Services and Supplies, dated November 26, 1997, between the Company and AT&T Corp.

10.7.1!!!!!	Amendment No. 6 to General Agreement, dated October 27, 2004, between the Company and AT&T Corp.

10.8*	Lease Agreement, dated December 12, 1996, by and between the Company and The Equitable Life Assurance Society of the United States.

10.8.1*	Lease Amendment, dated September 2, 1997, by and between the Company and The Equitable Life Assurance Society of the United States (related to Exhibit 10.8).

10.8.2$$$	Second Lease Amendment, dated February 8, 1999, by and between the Company and TA/Western, LLC, successor to The Equitable Life Assurance Society of the United States (relating to Exhibit 10.8).

10.8.3***	Third Lease Amendment, dated January 10, 2000, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8).

10.8.4!!	Fourth Lease Amendment, dated May 17, 2000, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8).

10.8.5$$$$	Fifth Lease Amendment, dated December 29, 2003, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8 and filed herewith).

10.9&&&	2003 Stock Incentive Plan.

10.9.1&&&&&&	Amendment No. 1 to 2003 Stock Incentive Plan (related to Exhibit 10.9).

10.11!!	Lease Agreement, dated April 7, 2000, by and between Visual Networks, Inc. and TA/ Western, LLC.

10.11.1$$$$	Lease Termination Agreement, dated December 29, 2003, by and between the Company and TA/Western, LLC (relating to Exhibit 10.11 and filed herewith).

10.20$$	1999 Employee Stock Purchase Plan, as amended April 11, 2001 and January 9, 2002.

10.28&&&&&&	Employment Agreement, dated April 28, 2004, by and between the Company and Lawrence S. Barker.

10.29@@@	Nonstatutory Stock Option Grant Agreement, dated April 28, 2003, by and between the Company and Lawrence S. Barker.

10.29.1&&&&&&	Nonstatutory Stock Option Grant Agreement, dated April 14, 2004, by and between the Company and Lawrence S. Barker.

10.29.2&&&&&&	Nonstatutory Stock Option Grant Agreement, dated April 14, 2004, by and between the Company and Lawrence S. Barker.

10.33@@	Securities Purchase Agreement, dated as of March 25, 2002, between Visual Networks, Inc. and the Purchasers named therein (filed as Exhibit 99.1 to the Form 8-K).

10.36++&	Agreement for Electronic Manufacturing Services, dated March 1, 2000, by and between Visual Networks Operations, Inc. and Celestica Corporation.

10.40&&&&&&&	Employment Agreement, dated June 4, 2004, by and between the Company and Donald E. Clarke.

10.40.1&&&&&&&	Nonstatutory Stock Option Grant Agreement, dated July 12, 2004, by and between the Company and Donald E. Clarke.

10.41	Employment Agreement, dated February 15, 2005, by and between the Company and Mark B. Skurla.

10.50&&&&&&&	Loan and Security Agreement, dated July 12, 2004, by and among Visual Networks, Inc. and its subsidiaries asnd Silicon Valley Bank.

16.1@@@@	Letter from PricewaterhouseCoopers LLP dated August 20, 2004 regarding its concurrence with the statements made by the Company in the Form 8-K filed August 23, 2004 concerning the resignation of PricewaterhouseCoopers LLP as the Company’s principal accountant.

21.1	List of subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-41517.

**	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

***	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

****	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

@	Incorporated herein by reference to the Company’s Registration Statement on Form S-4, No. 333-33946.

@@	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed March 27, 2002.

@@@	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003.

@@@@	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed August 23, 2004

$	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1999.

$$	Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed April 24, 2002.

$$$	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

$$$$	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

+	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application Requesting Confidential Treatment under Rule 406 of the Securities Act, filed on December 22, 1997, January 28, 1998 and February 4, 1998.

++	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act.

!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002.

!!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000.

!!!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001.

!!!!	Incorporated herein by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.

!!!!!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004.

&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

&&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002.

&&&	Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2003.

&&&&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2003.

&&&&&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003.

&&&&&&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2004.

&&&&&&&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2004.

(b) Exhibits

The exhibits required by this Item are listed under Item 15(a)(3).

(c) Consolidated Financial Statement Schedules

The consolidated financial statement schedules required by this Item is listed under Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Rockville, Maryland, on the 14th day of March, 2005.

VISUAL NETWORKS, INC.

By:	/s/ Lawrence S. Barker
Lawrence S. Barker President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ LAWRENCE S. BARKER Lawrence S. Barker	President, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	3/14/05

/s/ DONALD E. CLARKE Donald E. Clarke	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	3/14/05

/s/ EDWARD L. GLOTZBACH Edward L. Glotzbach	Director	3/14/05

/s/ EDWARD H. KENNEDY Edward H. Kennedy	Director	3/14/05

/s/ PETER J. MINIHANE Peter J. Minihane	Director	3/14/05

/s/ WILLIAM J. SMITH William J. Smith	Director	3/14/05

/s/ WILLIAM J. WASHECKA William J. Washecka	Director	3/14/05

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Visual Networks, Inc.

We have audited the accompanying consolidated balance sheet of Visual Networks, Inc., (“the Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Visual Networks, Inc., as of December 31, 2004, and the results of operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

Vienna, Virginia

February 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and

Stockholders of Visual Networks, Inc.:

In our opinion, the consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in stockholders’ equity present fairly, in all material respects, the financial position of Visual Networks, Inc. and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the consolidated balance sheet for 2003 and the consolidated statements of changes in stockholders’ equity for 2002 and 2003 have been restated.

PricewaterhouseCoopers LLP

McLean, Virginia

March 30, 2004, except for Note 2, as to which the date is March 15, 2005.

VISUAL NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2003	2004
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$15,671	$11,317
Restricted short-term investments	1,530	—
Accounts receivable, net of allowance of $377 and $399, respectively	2,326	9,335
Inventory, net	3,346	3,822
Other current assets	788	940

Total current assets	23,661	25,414
Property and equipment, net	2,378	2,001

Total assets	$26,039	$27,415

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,115	$9,341
Deferred revenue	4,662	3,388
Convertible debentures, net of unamortized debt discount of $1,756 and $837, respectively	8,744	8,163

Total current liabilities	21,521	20,892

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized, 32,866,010 and 33,981,840 shares issued and outstanding, respectively	328	340
Additional paid-in capital	475,222	477,343
Warrants	2,087	2,087
Deferred compensation	—	(143)
Accumulated deficit	(473,119)	(473,104)

Total stockholders’ equity	4,518	6,523

Total liabilities and stockholders’ equity	$26,039	$27,415

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2002	2003	2004
Revenue:
Hardware	$42,062	$24,701	$33,495
Software	6,857	5,143	10,308
Support and services	12,542	9,335	8,839

Total revenue	61,461	39,179	52,642

Cost of revenue:
Product	15,129	9,339	14,782
Support and services	2,076	1,008	1,098

Total cost of revenue	17,205	10,347	15,880

Gross profit	44,256	28,832	36,762

Operating expenses:
Research and development	12,301	10,473	10,145
Sales and marketing	20,541	15,428	15,778
General and administrative	6,821	6,214	9,288

Total operating expenses	39,663	32,115	35,211

Income (loss) from operations	4,593	(3,283)	1,551
Other income (expense)	—	452	(262)
Interest income	132	104	146
Interest expense	(1,319)	(1,562)	(1,420)

Income (loss) before income taxes	3,406	(4,289)	15
Provision for income taxes	—	—	—

Net income (loss)	$3,406	$(4,289)	$15

Basic income (loss) per share	$0.11	$(0.13)	$0.00

Diluted income (loss) per share	$0.11	$(0.13)	$0.00

Basic weighted-average shares outstanding	32,139	32,610	33,257

Diluted weighted-average shares outstanding	32,434	32,610	35,755

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Warrants	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2001	31,915,752	$319	$473,132	$—	$(80)	$21	$(473,907)	$(515)
Adjustment (see Note 2)	—	—	—	—	—	—	1,671	1,671

Adjusted Balance, December 31, 2001	31,915,752	319	473,132	—	(80)	21	(472,236)	1,156
Exercise of stock options and warrants	76,531	1	122	—	—	—	—	123
Issuance of common stock under employee stock purchase plan	406,573	4	382	—	—	—	—	386
Issuance of warrants with convertible debentures	—	—	—	2,087	—	—	—	2,087
Beneficial conversion (see Note 4)	—	—	1,035	—	—	—	—	1,035
Deferred compensation adjustments	—	—	48	—	(48)	—	—	—
Amortization of deferred compensation	—	—	—	—	126	—	—	126
Foreign currency translation adjustment	—	—	—	—	—	(21)	—	(21)
Net income	—	—	—	—	—	—	3,406	3,406

Balance, December 31, 2002	32,398,856	324	474,719	2,087	(2)	—	(468,830)	8,298
Exercise of stock options and warrants	163,077	1	238	—	—	—	—	239
Issuance of common stock under employee stock purchase plan	304,077	3	265	—	—	—	—	268
Amortization of deferred compensation	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	—	(4,289)	(4,289)

Balance, December 31, 2003	32,866,010	328	475,222	2,087	—	—	(473,119)	4,518
Exercise of stock options and warrants	959,891	10	1,487	—	—	—	—	1,497
Issuance of common stock under employee stock purchase plan	155,939	2	304	—	—	—	—	306
Deferred compensation adjustments	—	—	330	—	(330)	—	—	—
Amortization of deferred compensation	—	—	—	—	187	—	—	187
Net income	—	—	—	—	—	—	15	15

Balance, December 31, 2004	33,981,840	$340	$477,343	$2,087	$(143)	$—	$(473,104)	$6,523

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2002	2003	2004
Cash Flows from Operating Activities:
Net income (loss)	$3,406	$(4,289)	$15
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,530	2,091	1,384
Non-cash compensation expense	126	2	187
Non-cash interest expense	761	1,015	936
Loss on early extinguishment of debt	—	—	262
Bad debt expense	500	69	136
Provision for excess and obsolete inventory	1,023	209	492
Translation gain from foreign subsidiary	(21)	—	—
Changes in assets and liabilities
Accounts receivable	(659)	5,252	(7,145)
Inventory	1,352	(162)	(968)
Other assets	904	3	(430)
Accounts payable and accrued expenses	(1,990)	(1,618)	1,225
Deferred revenue	(8,934)	(103)	(1,274)

Net cash (used in) provided by operating activities	(2)	2,469	(5,180)

Cash Flows from Investing Activities:
Net proceeds from sales of short-term investments	—	973	1,530
Expenditures for property and equipment	(951)	(986)	(1,007)

Net cash (used in) provided by investing activities	(951)	(13)	523

Cash Flows from Financing Activities:
Exercise of stock options and warrants, and shares purchased under employee stock purchase plan	509	507	1,803
Net repayments under credit agreements	(2,039)	—	—
Principal payments on capital lease obligations	(285)	—	—
Proceeds from issuance of convertible debentures and warrants, net of issuance costs	9,555	—	—
Repayment of convertible debentures	—	—	(1,500)

Net cash provided by financing activities	7,740	507	303

Net increase (decrease) in cash and cash equivalents	6,787	2,963	(4,354)
Cash and cash equivalents, beginning of year	5,921	12,708	15,671

Cash and cash equivalents, end of year	$12,708	$15,671	$11,317

Supplemental Cash Flow Information:
Cash paid for interest	$480	$545	$484

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. VISUAL NETWORKS, INC. AND SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Description of Business

Visual Networks, Inc. (the “Company”) is a leading provider of network and application performance management solutions. The Company’s technologies enable businesses and organizations to reliably and securely manage the delivery of mission-critical applications across their infrastructures. The Company’s products increase application and network availability, optimize the use of bandwidth, and reduce operating costs across traditional and IP-based infrastructures.

The Company’s principal executive offices are located at 2092 Gaither Road, Rockville, Maryland 20850.

Principles of Consolidation

The consolidated financial statements include the accounts of Visual Networks, Inc. and its wholly owned subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expense, together with amounts disclosed in the related notes to the financial statements. Actual results could differ from the recorded estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Investments

The Company had an investment in an entity over which the Company exercised no control or significant influence that was accounted for under the cost method. Prior to 2002, the Company wrote-off the entire balance of the investment in the amount of $3.7 million. During 2003, the Company reached an agreement with another shareholder of this entity for that shareholder to buy the Company’s investment for $452,000 in cash. The amount was recorded as other income in the statement of operations for the year ended December 31, 2003.

The Company held two certificates of deposit (“CD”) of $1.5 million and $30,000 as of December 31, 2003, which are included as restricted short-term investments in the accompanying consolidated balance sheet at December 31, 2003. The $1.5 million CD collateralized a $1.5 million letter of credit issued in favor of one of the Company’s contract manufacturers that was cancelled on August 20, 2004. The $30,000 CD collateralized a letter of credit issued in favor of a customer that expired on July 30, 2004. Upon liquidation, the two CDs were transferred to cash during 2004.

Inventory

Inventory is stated at the lower of standard cost or market, with cost determined on the first-in, first-out basis. Inventory consists of the following (in thousands):

	December 31,
	2003	2004
Raw materials	$2,114	$1,138
Work-in-progress	74	—
Finished goods	4,796	4,902

Gross inventory	6,984	6,040
Reserve for excess and obsolete inventory	(3,638)	(2,218)

Total	$3,346	$3,822

The Company writes down its inventory to the lower of cost or market value based on assumptions about future demand and market conditions. The following table summarizes the activity in the Company’s reserve for excess and obsolete inventory during 2002, 2003 and 2004 (in thousands):

Balance as of December 31, 2001	$5,311
Provision for excess and obsolete inventory	1,023
Inventory scrapped	(1,404)

Balance as of December 31, 2002	4,930
Provision for excess and obsolete inventory	209
Inventory scrapped	(1,501)

Balance as of December 31, 2003	3,638
Provision for excess and obsolete inventory	492
Inventory scrapped	(1,912)

Balance as of December 31, 2004	$2,218

Property and Equipment

Property and equipment is carried at cost and depreciated over its estimated useful life, ranging from three to seven years, using the straight-line method. Property and equipment consists of the following (in thousands):

	December 31,
	2003	2004
Equipment and software	$12,937	$14,442
Furniture and fixtures	2,512	2,012
Leasehold improvements	2,231	2,233

Total property and equipment	17,680	18,687
Less-accumulated depreciation	(15,302)	(16,686)

Total property and equipment, net	$2,378	$2,001

The Company disposed of $6.9 million in retired assets during 2002. The loss on disposal of these assets was insignificant. No disposals were recorded during 2003 or 2004.

Depreciation expense was $3.5 million, $2.1 million and $1.4 million for 2002, 2003 and 2004, respectively.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including property and equipment and identifiable intangibles, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If future estimated undiscounted net cash flows are more likely than not to be less than the carrying amount of the long-lived assets, then the carrying amount of such assets are written down to their fair value. There were no assets written down during 2002, 2003 and 2004.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2003	2004
Accounts payable	$2,452	$1,940
Accrued compensation	1,387	2,108
Accrued warranty	425	384
Deferred rent	426	434
Other accrued expenses	3,425	4,475

Total	$8,115	$9,341

Revenue Recognition

The Company’s products and services include hardware, software, professional services and technical support. The Company sells its products directly to service providers, through resellers (indirect channels) and, occasionally, to end-user customers. Professional services and technical support revenues are included in support and services revenue in the accompanying consolidated statements of operations. The Company recognizes revenue from software licensing in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition.” The Company recognizes revenue from the sale of hardware in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which summarizes existing accounting literature and requires that four criteria be met prior to the recognition of revenue. The Company’s accounting policies regarding revenue recognition comply with the following criteria: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is probable.

To determine if a fee is fixed or determinable, the Company evaluates rights of return, customer acceptance rights (if applicable), extended payment terms (if any), and multiple-element arrangements of products and services to determine the impact on revenue recognition.

Certain reseller agreements do include stock rotation rights. If an agreement provides for a right of return, the Company recognizes revenue when the right has expired or a specific end-user customer has been identified by the reseller as evidenced with a letter of acceptance or documentation provided by the reseller. If the Company has sufficient historical information to allow it to make an estimate of returns in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists,” the Company defers revenue based on an estimate for such returns. If an agreement calls for a right of return and sufficient historical return information does not exist, the Company defers revenue for the entire agreement until the right of return expires.

If an agreement provides for evaluation or customer acceptance, the Company recognizes revenue upon the completion of the evaluation process, acceptance of the product by the customer and completion of all other criteria.

The Company’s normal payment terms are between 30 and 45 days. Any payment terms beyond those normal terms are considered to be extended payment terms. The Company examines the specific facts and circumstances of all sales arrangements with extended payment terms to make a determination of whether the sales price is fixed or determinable and whether collectibility is probable. Payment terms are not tied to milestone deliverables or customer acceptance. The evaluation of the impact on revenue recognition, if any, includes the Company’s history with the particular customer and the specific facts of each arrangement. The Company has not provided any concessions or written off any accounts receivable related to extended payment term arrangements.

Many of the Company’s sales are multiple element arrangements and include hardware, software, and technical support. The Company’s software sales may include professional services for installation but these services are not a significant source of revenue. The Company does not perform professional services to customize the product. Training is also offered but is not a significant source of revenue. Revenue from multiple element arrangements is recognized using the residual method, as prescribed in SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” whereby the fair value of any undelivered elements, such as customer support and services, is deferred and any residual value is allocated to the software and recognized as revenue upon delivery. The fair value of any undelivered elements, typically professional services, technical support and training, have been determined based on the Company’s specific objective evidence of fair value, which is based on the price that the Company charges customers when the element is sold separately. Should the Company introduce new multiple element arrangements into its sales channels, a determination of the objective evidence of the fair value of the undelivered elements will be necessary and an inability to provide objective evidence could impact the Company’s ability to recognize revenue.

The Company recognizes revenue from services, such as installation and training, when the services are performed. The Company’s technical support contracts require it to provide technical support and unspecified software updates to customers on a when and if available basis. The Company recognizes customer support revenue, including support revenue that is bundled with product sales, ratably over the term of the contract period, which typically ranges from one to three years.

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

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company sells its products to large telecommunications and Internet service provider companies primarily in the United States of America. The Company grants credit terms without collateral to its customers and, prior to the 2002 bankruptcy of one of the Company’s significant customers as described below, has not experienced any significant credit-related losses. Accounts receivable reflect allowances to record receivables at their estimated net realizable value. At December 31, 2003, two customers individually represented 33% and 13% of accounts receivable. At December 31, 2004, four customers individually represented 33%, 21%, 12% and 11% of accounts receivable.

During 2002, the Company wrote-off $0.7 million of accounts receivable due from a significant customer, MCI WorldCom Network Services, Inc. (“MCI”), formerly known as MCI Telecommunications Corporation, against the allowance for bad debts. MCI filed for bankruptcy on July 21, 2002. During 2003, the Company sold those previously written off receivables to an unrelated third party for $0.3 million in cash. The amount of the proceeds was recorded as a reduction to bad debt expense included in general and administrative expense in the accompanying consolidated statement of operations for that period.

Subsequent to its bankruptcy filing, MCI has complied with all payment terms required by the Company. MCI emerged from bankruptcy in April 2004 and continues to be a significant customer. Sales to MCI were $6.3 million, $3.2 million and $9.1 million in 2002, 2003 and 2004, respectively.

Warranty and Indemnifications

The Company warrants Visual UpTime hardware for a period of up to five years. The Company warrants Visual UpTime Select hardware for one year. The Company estimates its warranty obligation at the end of each period and records changes in the liability to cost of revenue in the respective period. Such estimates are based on actual warranty cost experience.

The following is a summary of the change in the Company’s accrued warranty balance during 2002, 2003 and 2004 (in thousands):

Balance at December 31, 2001	$441
Provision for warranty	153
Settlements made	(192)

Balance at December 31, 2002	402
Provision for warranty	87
Settlements made	(64)

Balance at December 31, 2003	425
Provision for warranty	28
Settlements made	(69)

Balance at December 31, 2004	$384

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires the accounting for and disclosure of guarantees and clarifies the requirements of FASB No. 5, “Accounting for Contingencies.”

Pursuant to FIN 45 and subsequent FASB staff positions, intellectual property infringement indemnifications are subject to the disclosure requirements of FIN 45, but are exempt from its initial recognition and measurement provisions. The Company typically includes standard intellectual property indemnification clauses in software license agreements. Pursuant to these clauses, the Company agrees to pay any final judgments against the customer in connection with certain intellectual property infringement claims by third parties relating to the Company’s products. The indemnification clauses apply at any time after the execution of the software license agreement. In addition, the Company warrants that software products will perform in accordance with material specifications in effect at the time of delivery of the licensed products to the customer for 90 days following delivery. The Company has not experienced any material intellectual property indemnification claims and have no amounts accrued as of December 31, 2004 relating to such obligations.

Research and Development

Research and development expense consists primarily of research and development staff compensation, outsourced development costs and testing and prototype materials.

The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Costs incurred prior to establishment of technological feasibility are expensed as incurred and reflected as research and development costs in the accompanying consolidated statements of operations. For 2002, 2003 and 2004, the Company did not capitalize any costs related to software development. During these periods, the time between the establishment of technological feasibility and general release of products was very short. Consequently, costs which could have been capitalized after technological feasibility were expensed due to immateriality.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” whereby deferred tax assets and liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, cannot be realized in immediate settlement of the instrument. The Company estimates that at December 31, 2003 and 2004, the fair value of the convertible debentures issued in March 2002 (see Note 4) did not differ materially from their carrying value. The carrying values of the Company’s current assets and other current liabilities approximate fair value because of the relatively short maturities of these instruments.

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” which establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments and the unrealized gains and losses on marketable securities to be included in other comprehensive income. Because the Company has not had any significant components of other comprehensive income, the reported net income (loss) does not differ materially from comprehensive income (loss) for 2002, 2003 and 2004.

Segment Reporting and Significant Customers

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. Management has concluded that the Company’s operations occur in one segment only based upon the information used by management in evaluating the performance of the business. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The revenue and assets of the Company’s foreign subsidiaries were less than 10% of consolidated revenue and assets. Regarding significant customers, four customers individually represented 34%, 11%, 10% and 10% of revenue in 2002. Four customers individually represented 27%, 18%, 17% and 11% of revenue in 2003. Four customers individually represented 23%, 23%, 17% and 12% of revenue in 2004. The Company’s major service provider customers include, among others: AT&T, BellSouth, Earthlink, Equant, MCI, SBC, Sprint and Verizon. The revenue generated from sales to service providers was 82%, 83% and 86% of the Company’s consolidated revenue in 2002, 2003 and 2004, respectively. The agreements with the Company’s significant customers do not obligate these customers to make any minimum purchases from the Company.

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

The Company has elected to account for its stock-based compensation in accordance with the provisions of APB Opinion No. 25 as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” and present the pro forma disclosures required by SFAS No. 123 as amended by SFAS No. 148.

If compensation expense had been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123 as amended by SFAS No. 148, the Company’s net income (loss) and income (loss) per share would adjust to the pro forma amounts indicated below (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2003	2004
Net income (loss), as reported	$3,406	$(4,289)	$15
Add: Stock-based employee compensation expense included in reported net income (loss)	126	2	187
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(7,475)	(5,253)	(3,027)

Pro forma net loss	$(3,943)	$(9,540)	$(2,825)

Income (loss) per share:
Basic: as reported	$0.11	$(0.13)	$0.00

Basic: pro forma	$(0.12)	$(0.29)	$(0.08)

Diluted: as reported	$0.11	$(0.13)	$0.00

Diluted: pro forma	$(0.12)	$(0.29)	$(0.08)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the years ended December 31, 2002, 2003 and 2004:

	Years Ended December 31,
	2002	2003	2004
Dividend yield	None	None	None
Expected volatility	121%	224%	67%
Risk-free interest rate	3.82%	2.97%	3.41%
Expected term (in years)	5	5	5

The weighted-average grant-date fair value per share of options granted was $0.97, $0.99 and $1.58 during the years ended December 31, 2002, 2003 and 2004.

Basic and Diluted Income (Loss) Per Share

SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted income (loss) per share. Basic income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.

Diluted income (loss) per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Options and warrants to purchase 9,191,930 shares of common stock that were outstanding at December 31, 2003 are not included in the computation of 2003 diluted loss per share as their effect would be anti-dilutive. The treasury stock effect of options and warrants to purchase 8,097,086 and 9,468,527 shares of common stock that were outstanding at December 31, 2002 and 2004, respectively, are included in the computation of diluted income per share. The effect of the convertible debentures issued in March 2002 (see Note 4) that are convertible into 2,986,093 shares of common stock has not been included in the computation of diluted income per share for 2002 and diluted loss per share for 2003 as their effect would be anti-dilutive. The effect of the convertible debentures that are convertible into 2,559,509 shares of common stock has not been included in the computation of diluted income per share for 2004 as their effect would be anti-dilutive.

The following details the computation of the income (loss) per share (in thousands, except per share data):

	Years Ended December 31,
	2002	2003	2004
Net income (loss)	$3,406	$(4,289)	$15

Basic weighted-average number of shares of common stock outstanding	32,139	32,610	33,257
Treasury stock effect of options and warrants	295	—	2,498

Diluted weighted-average shares outstanding	32,434	32,610	35,755

Income (loss) per common share:
Basic income (loss) per share	$0.11	$(0.13)	$0.00

Diluted income (loss) per share	$0.11	$(0.13)	$0.00

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is currently evaluating the financial statement impact of the adoption of SFAS No. 151.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” that is intended to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the financial statement impact of the adoption of SFAS No. 123(R).

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

2. RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

Prior to the Company’s initial public offering in February 1998, a $1.7 million reserve was established to cover sales returns and allowances. The reserve has historically been classified as deferred revenue. In connection with preparing its 2004 financial statements, management determined that such reserve should have been reversed prior to 2002. Consequently, the Company has restated is consolidated balance sheet as of December 31, 2003 to reduce deferred revenue by $1.7 million, with a corresponding decrease in accumulated deficit. The Company has similarly restated its consolidated statements of changes in stockholders’ equity for the years ended December 31, 2002 and 2003. This restatement did not have any impact on the Company’s consolidated statements of operations for the years ended 2002 and 2003.

3. BANK BORROWINGS

In July 2004, the Company and Silicon Valley Bank (“SVB”) entered into a $6.0 million line of credit agreement. Borrowings under the line of credit are available once the convertible debentures (see Note 4) have been fully repaid. The Company entered into this line of credit agreement primarily to provide additional capital in the event that the debenture holders exercise their right to require the Company to repay the Debentures in full prior to their due date, and the Company makes all or a substantial portion of the repayment in cash. No amounts are outstanding under this line of credit at December 31, 2004.

The line of credit agreement with SVB expires on July 22, 2005, at which time any outstanding advances under the agreement are immediately payable. Under the agreement, the Company would be able to borrow amounts not exceeding the lesser of (i) $6.0 million or (ii) a borrowing base which is 80% of eligible accounts receivable as defined in the agreement. Interest would be payable monthly at the greater of (i) SVB’s prime rate plus 1.25% per annum or (ii) 5.25% per annum. Collateral under the agreement consists of the Company’s right, title and interest in and to substantially all of its assets other than its intellectual property. Once the convertible debentures are repaid, the agreement subjects the Company to certain financial and other covenants.

In December 2000, Silicon Valley Bank (“SVB”) had issued a standby letter of credit for $1.5 million, as amended, in favor of the Company’s contract manufacturer, Celestica, that was cancelled on August 20, 2004. There are no outstanding letters of credit at December 31, 2004.

4. CONVERTIBLE DEBENTURES

In March 2002, the Company issued senior secured convertible debentures (the “Debentures”) in the aggregate amount of $10.5 million in a private placement transaction. The Debentures, now due on demand but no later than March 25, 2006, are payable in cash or common stock at the Company’s option provided certain conditions are satisfied, which are currently satisfied. The Debentures bear interest at an annual rate of 5% payable quarterly in cash or common stock, at the Company’s option, provided certain conditions are satisfied, which are currently satisfied. To date, all quarterly interest payments under the Debentures have been made in cash. The conversion price of the Debentures will adjust if the Company issues additional equity or instruments convertible into equity at a price that is less than the then-effective conversion price of the Debentures. The Company has the right to require the holders to convert their Debenture holdings into common stock if the value weighted average price of the Company’s common stock exceeds 175% of the conversion price for 20 consecutive trading days. The remaining Debentures totaling $9.0 million are convertible currently into 2,559,509 shares of common stock at December 31, 2004 at a price of $3.5163 per share.

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

Because the Company did not meet the 2003 earnings target set forth in the Debentures, the Debenture holders may require that the Company repay, in whole or in part, at any time and from time to time, the outstanding principal amount of their Debenture holdings, plus accrued interest. Accordingly, the Debentures, net of unamortized debt discount, are classified as current liabilities in the accompanying consolidated balance sheets. Under the terms of the Debentures: (i) a Debenture holder electing payment for some portion of the Debentures must notify the Company of this election; (ii) the Company, in turn, must notify the Debenture holder of the manner in which it intends to repay that Debenture holder (either all cash or all common stock); and (iii) the notifying Debenture holder then notifies the Company of the amount to be paid in that form at that time. The redemption of each Debenture may be made in cash or common stock, at the Company’s option, provided certain conditions are satisfied, which the Company currently satisfies. During 2004, the Company elected to repay $1.5 million of the outstanding Debentures in cash subsequent to a repayment request from a Debenture holder.

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

The aggregate amounts of the Debentures are reflected in the accompanying balance sheets as a current liability of $10.5 million and $9.0 million, net of unamortized debt discount of $1.8 million and $0.8 million, as of December 31, 2003 and December 31, 2004, respectively. The net amount reflects the fair market value on the date of issuance after allocating the proceeds to the various additional components of the debt. $2.1 million in proceeds from the Debentures was allocated to the value of the warrants. Approximately $0.3 million in proceeds from the Debentures was allocated to additional paid-in capital to recognize the value of the rights of the holders to purchase shares of preferred stock, which expired in 2002, as determined by an appraisal. On the date of issuance of the Debentures, the effective conversion price of the Debentures was less than the quoted market price of the Company’s common stock. Accordingly, $0.7 million in proceeds from the Debentures was allocated to additional paid-in capital to recognize this beneficial conversion feature. The discount on the Debentures resulting from the allocation of proceeds to the value of the warrants, preferred stock rights and beneficial conversion feature is being amortized as a charge to interest expense over the four-year period until the Debentures become due in March 2006. Debt issuance costs of $0.9 million were deferred and are being amortized over the term of the Debentures. Because of the early repayment of $1.5 million of the outstanding Debentures in June 2004, a proportionate amount of the unamortized discount and debt issuance costs associated with this $1.5 million repayment was expensed. The related charge of $0.3 million is included in other expense in the accompanying statement of operations for 2004.

5. STOCKHOLDERS’ EQUITY

1999 Employee Stock Purchase Plan

In May 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”), which, as amended, provides for the issuance of a maximum of 2,150,000 shares of common stock pursuant to options granted to participating employees. All employees of the Company, except employees who own 5% or more of the Company’s common stock, whose customary employment is more than 20 hours per week and more than five months in any calendar year, are eligible to participate in the 1999 Purchase Plan. To participate, an employee must authorize the Company to deduct an amount, subject to certain limitations, from his or her pay during defined six-month periods (“Option Periods”). Option Periods begin on November 1 and May 1 of each year. In no case will an employee be entitled to purchase more than the number of whole shares determined by dividing $12,500 by the fair market value of the common stock on the first day of the Option Period. The purchase price for each share of common stock purchased pursuant to an option is 85% of the closing price of the common stock on either the first or last trading day of the applicable Option Period, whichever price is lower. The Company issued 406,573, 304,077 and 155,939 shares of common stock pursuant to the provisions of the 1999 Purchase Plan during 2002, 2003 and 2004, respectively.

6. STOCK OPTIONS

At December 31, 2004, the Company was authorized to grant new options to purchase 3,616,936 shares of common stock pursuant to its stock option plans (the “Option Plans”). The Option Plans provide for the granting of both incentive stock options and non-statutory options. The Option Plans are administered by the Compensation Committee of the Board of Directors, which has sole discretion and authority, consistent with the provisions of the Option Plans, to determine which eligible participants will receive options, when options will be granted, the terms of options granted, and the number of shares that will be subject to options granted under the Option Plans.

For any option intended to qualify as an incentive stock option, the exercise price must not be less than 100% of the fair market value of the common stock on the date the option is granted. In the case of non-statutory options, the exercise price may be equal to or greater than 85% of the fair value of the common stock at the time of the grant. Options typically become exercisable over five-year periods; provided that, for any option intended to qualify as an incentive stock option, such option must expire no later than ten years from the date of grant. Unless terminated sooner by the Board, the Option Plans terminate at various dates through March 2013 or the date on which all shares available for issuance shall have been issued.

Under the terms of the Option Plans, members of the Board of Directors receive options to purchase 100,000 shares of common stock upon initial election or appointment and options to purchase 25,000 shares of common stock on each annual meeting of stockholders.

A summary of the Company’s stock option activity is presented below:

	Options Outstanding	Option Price Per Share		Weighted- Average Exercise Price
Options outstanding at December 31, 2001	8,472,017	$0.07 —	$59.00	$4.88
Granted	1,473,061	0.65 —	4.37	1.28
Canceled	(2,732,494)	0.40 —	54.45	4.01
Exercised	(76,531)	0.07 —	4.45	1.46

Options outstanding at December 31, 2002	7,136,053	0.19 —	38.75	4.39
Granted	3,113,092	1.17 —	1.92	1.46
Canceled	(1,855,171)	0.29 —	38.75	6.24
Exercised	(163,077)	0.19 —	1.90	1.46

Options outstanding at December 31, 2003	8,230,897	0.19 —	38.75	2.93
Granted	2,921,547	2.14 —	3.67	2.68
Canceled	(1,552,887)	0.65 —	38.75	2.96
Exercised	(959,891)	0.19 —	2.89	1.54

Options outstanding at December 31, 2004	8,639,666	0.19 —	38.75	2.99

At December 31, 2004, options to purchase 5,171,874 shares of common stock were exercisable with a weighted-average exercise price of $3.49.

The weighted-average remaining contractual life and weighted-average exercise price of options outstanding at December 31, 2004 is as follows for selected exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 0.19 — $ 1.21	1,468,227	7.83	$1.12	733,172	$1.08
1.22 — 1.75	891,495	7.34	1.54	470,249	1.54
1.80 — 2.14	968,231	7.72	1.98	757,873	1.96
2.26 — 2.54	1,026,732	9.47	2.43	52,061	2.45
2.68 — 3.13	938,182	7.91	2.91	415,755	3.07
3.18 — 3.90	746,205	8.16	3.44	142,708	3.73
3.92 — 3.92	929,421	6.34	3.92	929,421	3.92
4.00 — 4.69	976,713	6.39	4.24	976,175	4.24
4.72 — 34.13	688,460	5.91	7.41	688,460	7.41
38.75 — 38.75	6,000	5.39	38.75	6,000	38.75

0.19 — 38.75	8,639,666	7.52	2.99	5,171,874	3.49

During 2002, the Company recorded deferred compensation of $100,000 related to 2002 stock option grants. Also during 2002, deferred compensation was reduced by $52,000 for the cancelled options resulting from terminated employees. During 2004, the Company granted 465,213 non-qualified stock options to employees, under the 1997 Omnibus Stock Plan, at an issuance price that was less than the fair market value of the Company’s common stock. Deferred compensation of $330,000 is being amortized over the vesting period of the stock options.

Deferred compensation expense relating to stock option grants was $126,000, $2,000, and $187,000 during 2002, 2003 and 2004, respectively.

7. EMPLOYEE BENEFIT PLANS

Effective January 1, 1996, the Company adopted a defined contribution plan (the “Visual 401(k) Plan”), available to all eligible full-time employees upon employment. Other 401(k) plans obtained through various acquisitions were rolled in the Visual 401(k) Plan during 2002. Employee contributions are voluntary and are determined on an individual basis with a maximum annual amount equal to 60% of compensation paid during the plan year, not to exceed the annual Internal Revenue Service contribution limitations. All participants are fully vested in their contributions.

There were no employer contributions to the Visual 401(k) Plan or any of the other plans during 2002, 2003 and 2004. The Company’s Board of Directors approved a 401(k) matching contribution effective January 1, 2005. The Company will match $0.50 on the dollar for the first 4% of each employee’s contribution. The employees earn matching dollars based on years of service with the Company as follows:

Years of Service	% Vested
1	20
2	40
3	60
4	80
5	100

8. INCOME TAXES

The provision for income taxes results in an effective rate that differs from the Federal statutory rate as follows for 2002, 2003 and 2004:

	Years Ended December 31,
	2002	2003	2004
Statutory federal income tax rate	35%	(35)%	35%
Effect of graduated rates	(1)	1	—
State income taxes, net of federal benefit	4	(3)	3
Permanent differences	3	2	(3,938)
Tax credits	(13)	—	(3,097)
Change in valuation allowance	(28)	35	6,997

Effective tax rate	—%	—%	—%

The components of the Company’s net deferred tax asset are as follows (in thousands):

	December 31,
	2003	2004
Net operating loss carryforwards	$42,724	$44,398
Depreciation	33	112
Allowance for doubtful accounts	143	152
Inventory valuation	1,383	842
Accrued liabilities	981	769
Deferred revenue	857	402
Tax credit carryforwards	4,332	5,043
Valuation allowance	(50,453)	(51,718)

Total net deferred tax asset	$—	$—

At December 31, 2004, the Company had a valuation allowance of $51.7 million which fully offsets gross deferred tax assets of $51.7 million. The Company calculated the valuation allowance in accordance with the provisions of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Recent evidence, such as operating results during recent years, is given more weight when assessing whether the level of future profitability needed to recognize the deferred assets will be achieved. The Company’s cumulative loss in the last five fiscal years represents sufficient negative evidence to require a full valuation allowance under the provisions of SFAS No. 109. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support the reversal of any portion of the allowance.

The Company currently has net operating loss carryforwards to offset future taxable income of $116.8 million at December 31, 2004. These net operating loss carryforwards expire through 2024. Under the provisions of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership, utilization of net operating loss carryforwards may be limited. Because of the changes in the ownership of prior acquisitions by the Company, the use of these acquired net operating losses will be limited and may not be available to offset future taxable income.

9. COMMITMENTS AND CONTINGENCIES

Long-Term Debt and Leases

The Company leases office space and office equipment under non-cancelable operating leases expiring through December 2007. The Company recorded rent expense of $1.3 million, $1.6 million and $1.6 million during 2002, 2003 and 2004, respectively.

Future minimum payments, assuming no additional early Debenture repayments, at December 31, 2004 under the Debentures and non-cancelable operating leases are as follows (in thousands):

	Debentures	Operating Leases
2005	$450	$1,640
2006	9,113	1,132
2007	—	1,161
2008	—	1,170
2009	—	1,181

Total minimum payments	9,563	$6,284

Interest element of payments	(563)

Present value of future minimum payments	9,000
Unamortized debt discount	(837)

Total debentures	$8,163

The Company has a subtenant occupying a portion of its office space under a sublease that expires in December 2005. This sublease runs co-terminus with our lease on that office space. Future minimum lease payments due from the sublessee are $0.2 million at December 31, 2004.

The Company has commitments related to inventory purchased by certain suppliers on its behalf. If such inventory is not used within a specified period of time, the Company discontinues a product for which the suppliers have made purchases, or the Company terminates a relationship with the supplier for which the Company has set minimum inventory requirements, the Company is required to purchase the excess inventory from the suppliers. Additionally, if the Company cancels a purchase order placed with a supplier, the Company may be subject to certain costs and fees. Because of the nature of this obligation, the potential liability at December 31, 2004 associated with the commitment to purchase excess inventory cannot be estimated.

Litigation

In January 2004, the Company received notice that a lawsuit had been filed by Paradyne Networks, Inc. (“Paradyne Networks”) of Largo, Florida, in the United States District Court for the Middle District of Florida, Tampa Division (the “ Florida Court”) against the Company, seeking damages, and injunctive and declaratory relief, for the Company’s alleged infringement of patents owned by Paradyne Corporation (“Paradyne”), a subsidiary of Paradyne Networks.

On May 14, 2004, the Florida Court granted the Company’s motion to dismiss the case for lack of subject matter jurisdiction and denied plaintiff’s motion for leave to amend its complaint and its motion for preliminary injunction. The plaintiff did not appeal the decision.

In a related matter, one of the Company’s subsidiaries, Visual Networks Operations, Inc. (“VNO”), filed a lawsuit in United States District Court for the District of Maryland, Southern Division (the “Maryland Court”), against Paradyne. This lawsuit requests declaratory judgment that Visual UpTime and Visual IP InSight do not infringe certain patents owned by Paradyne and that those patents are invalid and unenforceable and alleges that Paradyne’s assertion of its patents against the Company is baseless and has been for the sole purpose of obtaining an unfair competitive advantage, and that Paradyne has infringed certain patents owned by the Company. Paradyne filed counterclaims alleging that VNO infringes its patents, mirroring the Florida claims. On October 15, 2004, Paradyne Corporation filed amended counterclaims, adding allegations of willful patent infringement and unenforceability of two of the Company’s patents in the lawsuit. The Maryland lawsuit presently is in the fact discovery phase of the litigation. The Maryland Court conducted a hearing concerning patent claim construction on February 7, 2005. The Maryland Court has not yet ruled on that hearing and a trial date has not yet been scheduled.

Pursuant to the terms of a confidential settlement agreement entered into on March 11, 2005 between Paradyne and VNO, Paradyne has agreed to dismiss its patent claims against Visual IP Insight. VNO has agreed to dismiss its unfair competition claim against Paradyne with respect to Visual IP Insight and pay royalties to Paradyne through the remaining life of Paradyne’s patents in the amount of 1% of revenue recognized by the Company from the licensing and distribution of Visual IP Insight.

Despite the Company’s belief that its products do not infringe upon Paradyne’s patents and that Paradyne’s claims are frivolous and without merit, the defense of these claims is expensive and may divert the Company’s resources from other activities, which could have a material adverse effect on the Company’s business and results of operations. At this point in the litigation, the likelihood of any outcome cannot be determined and the adverse effect, if any, cannot be estimated.

The Company is periodically a party to disputes arising from normal business activities including various employee-related matters. In the opinion of management, resolution of these various employee-related matters will not have a material adverse effect upon the Company’s financial position or future operating results.

Litigation costs are expensed as incurred.

10. INTERIM FINANCIAL DATA - UNAUDITED

The following table of quarterly financial data has been prepared from the financial records of the Company, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented:

	March 31,		June 30,		September 30,		December 31,
	2003	2004	2003	2004	2003	2004	2003	2004
	(in thousands, except per share amounts)
Revenue	$9,204	$11,841	$9,773	$12,823	$9,367	$13,817	$10,835	$14,161
Gross profit	6,950	8,518	7,208	8,821	6,248	9,533	8,426	9,890
Income (loss) from operations	(188)	(130)	(313)	184	(2,142)	541	(640)	956
Net income (loss)	(92)	(490)	(677)	(414)	(2,515)	246	(1,005)	673
Basic income (loss) per share	(0.00)	(0.01)	(0.02)	(0.01)	(0.08)	0.01	(0.03)	0.02
Diluted income (loss) per share	(0.00)	(0.01)	(0.02)	(0.01)	(0.08)	0.01	(0.03)	0.02

The quarterly basic and diluted income (loss) per share amounts may not total to the annual basic and diluted income (loss) per share amounts due to rounding.

SCHEDULE II

VISUAL NETWORKS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs	Balance at End of Year
Allowance for doubtful accounts
Year ended December 31, 2002	$554	$500	$696	$358
Year ended December 31, 2003	358	69	50	377
Year ended December 31, 2004	377	136	114	399
Valuation allowance for deferred tax asset
Year ended December 31, 2002	$47,083	$856	$—	$47,939
Year ended December 31, 2003	47,939	2,514	—	50,453
Year ended December 31, 2004	50,453	1,265	—	51,718

Report of Independent Registered Public Accounting Firm on Supplemental Information

Board of Directors and Stockholders

Visual Networks, Inc.

In connection with our audit of the consolidated financial statements of Visual Networks, Inc., referred to in our report dated February 28, 2005, which is included in the Annual Report on Form 10-K, we have also audited Schedule II for the year ended December 31, 2004. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Grant Thornton LLP

Vienna, Virginia

February 28, 2005

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors

of Visual Networks, Inc.:

Our audit of the consolidated financial statements referred to in our report dated March 30, 2004, except as to Note 2, as to which the date is March 15, 2005, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule as of and for the years ended December 31, 2002 and 2003 listed in Item 15 (a)(2) of this Form 10-K. In our opinion, the financial statement schedule as of and for the years ended December 31, 2002 and 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

McLean, Virginia

March 30, 2004, except as to Note 2, as to which the date is March 15, 2005