Form 10-Q
period 2005-03-31
VISUAL NETWORKS INC
filed 2005-05-06
CIK 1000495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-0001

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-23699

VISUAL NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1837515
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2092 Gaither Road, Rockville, MD	20850-4013
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (301) 296-2300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     The number of outstanding shares of the Registrant’s Common Stock, par value $.01 per share, as of May 4, 2005 was 34,535,341 shares.

VISUAL NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED
March 31, 2005

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

VISUAL NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	March 31,
	2004	2005
		(Unaudited)
Assets
Assets
Current assets:
Cash and cash equivalents	$11,317	$10,799
Accounts receivable, net of allowance of $399 and $303, respectively	9,335	6,356
Inventory, net	3,822	4,024
Other current assets	940	1,075

Total current assets	25,414	22,254
Property and equipment, net	2,001	1,877

Total assets	$27,415	$24,131

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,341	$7,868
Deferred revenue	3,388	2,924
Convertible debentures, net of unamortized debt discount of $837 and $669, respectively	8,163	8,331

Total current liabilities	20,892	19,123

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized, 33,981,840 and 34,492,396 shares issued and outstanding, respectively	340	344
Additional paid-in capital	477,343	478,486
Warrants	2,087	2,087
Deferred compensation	(143)	(110)
Accumulated deficit	(473,104)	(475,799)

Total stockholders’ equity	6,523	5,008

Total liabilities and stockholders’ equity	$27,415	$24,131

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the
	Three Months Ended
	March 31,
	2004	2005
Revenue:
Hardware	$9,530	$4,508
Software	152	3,129
Support and services	2,159	1,927

Total revenue	11,841	9,564

Cost of revenue:
Product	3,038	3,185
Support and services	285	214

Total cost of revenue	3,323	3,399

Gross profit	8,518	6,165

Operating expenses:
Research and development	2,670	2,547
Sales and marketing	3,804	3,667
General and administrative	2,174	2,372

Total operating expenses	8,648	8,586

Loss from operations	(130)	(2,421)
Interest income	27	55
Interest expense	(387)	(329)

Net loss	$(490)	$(2,695)

Basic and diluted loss per share	$(0.01)	$(0.08)

Basic and diluted weighted-average shares outstanding	33,011	34,241

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the
	Three Months Ended
	March 31,
	2004	2005
Cash Flows From Operating Activities:
Net loss	$(490)	$(2,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	422	336
Non-cash interest expense	254	218
Bad debt expense (recovery)	76	(96)
Non-cash compensation expense	88	33
Provision for excess and obsolete inventory	390	117
Changes in assets and liabilities:
Accounts receivable	(356)	3,075
Inventory	133	(319)
Other assets	(412)	(186)
Accounts payable and accrued expenses	(748)	(1,471)
Deferred revenue	617	(464)

Net cash used in operating activities	(26)	(1,452)

Cash Flows From Investing Activities:
Sales of short-term investments	1,002	—
Expenditures for property and equipment	(258)	(212)

Net cash provided by (used in) investing activities	744	(212)

Cash Flows From Financing Activities:
Exercise of stock options and issuance of common stock under the employee stock purchase plan	358	1,146

Net cash provided by financing activities	358	1,146

Net increase (decrease) in cash and cash equivalents	1,076	(518)
Cash and cash equivalents, beginning of period	15,671	11,317

Cash and cash equivalents, end of period	16,747	$10,799

Supplemental Cash Flow Information:
Cash paid for interest	$132	$111

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Unaudited)

1. Nature of Operations and Significant Accounting Policies:

     Visual Networks, Inc. (the “Company”) is a leading provider of network and application performance management solutions.

Risk Factors

     The Company is subject to certain risks and uncertainties which could affect its ability to continue as a going concern. These risks and uncertainties include, but are not limited to: the timing and nature of repayment of the outstanding debentures (see Note 3), expenses and an uncertain outcome associated with the Paradyne litigation (see Note 4), customer migration to UpTime Select, availability of hardware components, reliance on two subcontract manufacturers, limited access to the line of credit (see Note 2), substantial dilution if the Company is required to raise capital through the sale of equity, the Company’s history of losses and the size of its accumulated deficit, uncertainty about future profitability, dependence on a limited number of major service provider customers for the majority of its revenue, long sales cycles, rapidly changing technology, competition from several market segments, potential errors in the Company’s products or services, and anti-takeover protections that may delay or prevent a change in control that could benefit stockholders.

     The future success of the Company will depend upon its ability to generate adequate cash for operating and capital needs. The Company is relying on its existing balance of cash and cash equivalents ($10.8 million at March 31, 2005), together with future sales and the collection of related accounts receivable to meet its future operating cash requirements. If cash provided by these sources is inadequate and the line of credit is not available or is not sufficient to fund future operations, the Company will be required to further reduce its expenditures for operations or to seek additional capital through other means that may include additional borrowings, the sale of equity securities or the sale of assets. Under those circumstances, there can be no assurances that additional capital would be available under reasonable or acceptable terms, particularly in light of the Company’s history of losses and accumulated deficit position.

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

     These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring which are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that will be achieved for the year ended December 31, 2005.

Principles of Consolidation

     The consolidated financial statements include the accounts of Visual Networks, Inc. and its wholly owned subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation.

Inventory

     Inventory, stated at the lower of cost or market, with costs determined on the first-in, first-out basis, consists of the following (in thousands):

	December 31,	March 31,
	2004	2005
		(Unaudited)
Raw materials	$1,138	$1,274
Work-in-progress	—	73
Finished goods	4,902	4,698

Inventory, gross	$6,040	6,045
Reserve for excess and obsolete inventory	(2,218)	(2,021)

Inventory, net	$3,822	$4,024

     The Company writes down its inventory to the lower of cost or market value based on assumptions about future demand and market conditions. The following table summarizes the activity in the Company’s reserve for excess and obsolete inventory during the three months ended March 31, 2004 and 2005 (in thousands):

	2004	2005
Balance, beginning of period	$3,638	$2,218
Provision for excess and obsolete inventory	390	117
Sale of previously reserved inventory	(66)	(186)
Actual inventory scrapped	(369)	(128)

Balance, end of period	$3,593	$2,021

Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,	March 31,
	2004	2005
		(Unaudited)
Accounts payable	$1,940	$1,808
Accrued compensation	2,108	1,034
Accrued warranty	384	384
Deferred rent	434	429
Other accrued expenses	4,475	4,213

Total	$9,341	$7,868

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

     Certain reseller agreements include stock rotation rights. If an agreement provides for a right of return, the Company recognizes revenue when the right has expired or a specific end-user customer has been identified by the reseller as evidenced with a letter of acceptance or documentation provided by the reseller. If the Company has sufficient historical information to allow it to make an estimate of returns in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists,” the Company defers revenue based on an estimate for such returns. If an agreement calls for a right of return and sufficient historical return information does not exist, the Company defers revenue for the entire agreement until the right of return expires.

     If an agreement provides for evaluation or customer acceptance, the Company recognizes revenue upon the completion of the evaluation process, acceptance of the product by the customer and completion of all other criteria.

     The Company’s normal payment terms are between 30 and 45 days. Any payment terms beyond those normal terms are considered to be extended payment terms. The Company examines the specific facts and circumstances of all sales arrangements with extended payment terms to make a determination of whether the sales price is fixed or determinable and whether collectibility is probable. Payment terms are not tied to milestone deliverables or customer acceptance. The evaluation of the impact on revenue recognition, if any, includes the Company’s history with the particular customer and the specific facts of each arrangement. Historically, the Company has not provided any concessions or written off any accounts receivable related to extended payment term arrangements.

     Many of the Company’s sales are multiple element arrangements and include hardware, software, and technical support. The Company’s software sales may include professional services for installation, but these services are not a significant source of revenue. The Company does not perform professional services to customize the product. Training is also offered but is not a significant source of revenue. Revenue from multiple element arrangements is recognized using the residual method, as prescribed in SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” whereby the fair value of any undelivered elements, such as customer support and services, is deferred and any residual value is allocated to the software and recognized as revenue upon delivery provided all other basic revenue recognition criteria have been met. The fair value of any undelivered elements, typically professional services, technical support and training, have been determined based on the Company’s specific objective evidence of fair value, which is based on the price that the Company charges customers when the element is sold separately. Should the Company introduce new multiple element arrangements into its sales channels, a determination of the objective evidence of the fair value of the undelivered elements will be necessary and an inability to provide objective evidence could impact the Company’s ability to recognize revenue.

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

Accrued Warranty Costs

     The Company warrants Visual UpTime hardware for a period of up to five years. The Company warrants Visual UpTime Select hardware for one year. The Company estimates its warranty obligation at the end of each period and records changes in the liability to cost of revenue in the respective period. Such estimates are based in part on historical warranty cost experience and expectations of future claims under warranty.

     The following is a summary of the change in the Company’s accrued warranty costs during the three months ended March 31, 2004 and 2005 (in thousands):

	2004	2005
Balance, beginning of period	$425	$384
Provisions for warranty	22	7
Settlements made	(19)	(7)

Balance, end of period	$428	$384

Segment Reporting and Significant Customers

     SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. Management has concluded that the Company’s operations occur in one segment only based upon the information used by management in evaluating the performance of the business. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The revenue and assets of the Company’s foreign subsidiaries were less than 10% of consolidated revenue and assets. Regarding significant customers, four customers individually represented 39%, 16%, 15% and 10% of revenue for the three months ended March 31, 2004. Three customers individually represented 33%, 16%, and 13% of revenue for the three months ended March 31, 2005. The Company’s major service provider customers include, among others: AT&T, BellSouth, Earthlink, Equant, MCI, SBC, Sprint and Verizon. The revenue generated from sales to service providers was 90% and 80% of the Company’s consolidated revenue for the three months ended March 31, 2004 and 2005, respectively. The agreements with the Company’s significant customers do not obligate these customers to make any minimum purchases from the Company.

Accounting for Stock Options

     During the three months ended March 31, 2004, the Company granted non-qualified stock options to purchase 465,213 shares of common stock to employees under the 1997 Non-Qualified Stock Option Plan at an issuance price that was less than the fair market value of the Company’s common stock and recorded deferred compensation of $330,000. The deferred compensation is being amortized over the vesting period of the stock options, which is 20% as of the grant date and the remaining portion over 24 equal monthly installments after the grant date. As a result, the Company recorded deferred compensation expense of approximately $88,000 and $33,000 during the three months ended

March 31, 2004 and 2005, respectively.

     The Company accounts for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. APB Opinion No. 25 provides that compensation expense relative to a company’s employee stock options is measured based on the intrinsic value of the stock options at the measurement date.

     If compensation expense had been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, “Accounting for Certain Transactions Involving Stock Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company’s net loss per share would have changed to the pro forma amounts for the three months ended March 31, 2004 and 2005 as indicated below (in thousands, except per share amounts):

	2004	2005
Net loss, as reported	$(490)	$(2,695)
Add: Stock-based employee compensation expense included in reported net loss	88	33
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,331)	(411)

Pro forma net loss	$(1,733)	$(3,073)

Loss per share:
Basic and diluted: as reported	$(0.01)	$(0.08)

Basic and diluted: pro forma	$(0.05)	$(0.09)

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the three months ended March 31, 2004 and 2005:

	2004	2005
Dividend yield	None	None
Expected volatility	67%	87%
Risk-free interest rate	3.41%	3.65%
Expected term (in years)	5	5

     The weighted-average grant-date fair value per share of options granted was $1.53 and $3.28 during the three months ended March 31, 2004 and 2005, respectively.

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

     Options and warrants to purchase 10,039,837 and 8,834,233 shares of common stock outstanding at March 31, 2004 and 2005, respectively, were not included in the computation of diluted loss per share as their effect would be anti-dilutive. The effect of the convertible debentures issued in March 2002 (see Note 3) that were convertible into 2,986,093 and 2,559,509 shares of common stock at March 31, 2004 and 2005, respectively, has not been included in the computation of diluted income per share for the three months ended March 31, 2004 and 2005 as their effect would be anti-dilutive.

Restructuring Charges

     SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability.

     On April 6, 2005, the Company announced a plan to realign its cost structure with an adjusted business model which reflects procurement changes within the Company’s channels and the related effect on the Company’s anticipated future revenue stream. The reorganization included a workforce reduction of approximately 25 employees throughout the Company. In connection with this plan, the Company will record a restructuring charge in the second quarter of 2005 that will consist primarily of employee termination costs, including severance and other benefits.

New Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In accordance with a recently-issued Securities and Exchange Commission rule, companies will be allowed to implement SFAS No. 123R as of the beginning of the first interim or annual period that begins after June 15, 2005. The company currently expects that it will adopt SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, the company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The company is currently evaluating the requirements of SFAS No. 123R and expects that adoption of SFAS No. 123R will have a material impact on the company’s consolidated financial position and consolidated results of operations. The company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

2. Line of Credit:

     In July 2004, the Company and Silicon Valley Bank (“SVB”) entered into a $6.0 million line of credit agreement. Borrowings under the line of credit are available once the convertible debentures (see Note 3) have been fully repaid. The Company entered into this line of credit agreement primarily to provide additional capital in the event that the debenture holders exercise their right to require the Company to repay the Debentures in full prior to their due date, and the Company makes all or a substantial portion of the repayment in cash. No amounts were outstanding under this line of credit at December 31, 2004 or March 31, 2005.

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

     In March 2002, the Company issued senior secured convertible debentures (the “Debentures”) in the aggregate amount of $10.5 million in a private placement transaction. The Debentures, now due on demand but no later than March 25, 2006, are payable in cash or common stock at the Company’s option provided certain conditions are satisfied, which are currently satisfied. The Debentures bear interest at an annual rate of 5% payable quarterly in cash or common stock, at the Company’s option, provided certain conditions are satisfied, which are currently satisfied. To date, all quarterly interest payments under the Debentures have been made in cash. The conversion price of the Debentures will adjust if the Company issues additional equity or instruments convertible into equity at a price that is less than the then-effective conversion price of the Debentures. The Company has the right to require the holders to convert their Debenture holdings into common stock if the weighted average price of the Company’s common stock exceeds 175% of the conversion price for 20 consecutive trading days. The remaining Debentures totaling $9.0 million are convertible currently into 2,559,509 shares of common stock at March 31, 2005 at a price of $3.5163 per share.

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

     The aggregate amounts of the Debentures are reflected in the accompanying balance sheets as a current liability of $9.0 million, net of unamortized debt discount of $0.8 million and $0.7 million, as of December 31, 2004 and March 31, 2005, respectively. The net amount reflects the fair market value on the date of issuance after allocating the proceeds to the various additional components of the debt. $2.1 million in proceeds from the Debentures was allocated to the value of the warrants. Approximately $0.3 million in proceeds from the Debentures was allocated to additional paid-in capital to recognize the value of the rights of the holders to purchase shares of preferred stock, which expired in 2002, as determined by an appraisal. On the date of issuance of the Debentures, the effective conversion price of the Debentures was less than the quoted market price of the Company’s common stock. Accordingly, $0.7 million in proceeds from the Debentures was allocated to additional paid-in capital to recognize this beneficial conversion feature. The discount on the Debentures resulting from the allocation of proceeds to the value of the warrants, preferred stock rights and beneficial conversion feature is being amortized as a charge to interest expense over the four-year period until the Debentures become due in March 2006. Debt issuance costs of $0.9 million were deferred and are being amortized over the term of the Debentures. Because of the early repayment of $1.5 million of the outstanding Debentures in June 2004, a proportionate amount of the unamortized discount and debt issuance costs associated with this $1.5 million repayment was expensed. The related charge of $0.3 million was included in other expense in the statement of operations for the three months ended June 30, 2004.

     Subsequent to March 31, 2005, the Company received a definitive, binding notice from a Debenture holder requesting the repayment in full of an aggregate of $3.0 million of the Company’s $9.0 million outstanding Debentures. The Company plans to pay in cash such amounts and any interest due thereon no later than May 23, 2005, pursuant to the terms of the Debentures.

4. Commitments and Contingencies:

     In January 2004, the Company received notice that a lawsuit had been filed by Paradyne Networks, Inc. (“Paradyne Networks”) of Largo, Florida, in the United States District Court for the Middle District of Florida, Tampa Division (the “Florida Court”) against the Company, seeking damages, and injunctive and declaratory relief, for the Company’s alleged infringement of patents owned by Paradyne Corporation (“Paradyne”), a subsidiary of Paradyne Networks.

     On May 14, 2004, the Florida Court granted the Company’s motion to dismiss the case for lack of subject matter jurisdiction and denied Paradyne Networks’ motion for leave to amend its complaint and its motion for preliminary injunction. Paradyne Networks did not appeal the decision.

     In a related matter, one of the Company’s subsidiaries, Visual Networks Operations, Inc. (“VNO”), filed a lawsuit in United States District Court for the District of Maryland, Southern Division (the “Maryland Court”), against Paradyne. This lawsuit requests declaratory judgment that Visual UpTime and Visual IP InSight do not infringe upon certain patents owned by Paradyne and that those patents are invalid and unenforceable and alleges that Paradyne’s assertion of its patents against the Company is baseless and has been for the sole purpose of obtaining an unfair competitive advantage, and that Paradyne has infringed upon certain patents owned by the Company. Paradyne filed counterclaims alleging that VNO infringes upon its patents, mirroring the Florida claims. On October 15, 2004, Paradyne filed amended counterclaims, adding allegations of willful patent infringement and unenforceability of two of the Company’s patents in the lawsuit. The Maryland lawsuit presently is in the fact discovery phase of the litigation. The Maryland Court conducted a hearing concerning patent claim construction on February 7, 2005 and has not yet ruled on that hearing. The fact discovery phase of the Maryland lawsuit was recently completed and a trial date has not yet been scheduled.

     Pursuant to the terms of a confidential settlement agreement entered into on March 11, 2005 between Paradyne and VNO, Paradyne has agreed to dismiss its patent claims against Visual IP Insight. VNO has agreed to dismiss its unfair competition claim against Paradyne with respect to Visual IP Insight and pay royalties to Paradyne through the remaining life of Paradyne’s patents in the amount of 1% of revenue recognized by the Company from the licensing and distribution of Visual IP Insight. On March 15, 2005, the Maryland Court approved a Stipulation of Partial Dismissal submitted by the parties concerning the patent claims against Visual IP InSight and the unfair competition claim against Paradyne.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements that involve risks and uncertainties. Under the section “Risk Factors”, we have described what we believe to be some of the major risks related to these forward-looking statements, as well as the general outlook for our business. Investors should review these risk factors and the rest of this Quarterly Report on Form 10-Q in combination with the more detailed description of our business in our 2004 Annual Report on Form 10-K for a more complete understanding of the risks associated with an investment in our common stock.

Overview

     We design and sell products that allow enterprises and network service providers to measure the performance of their networks and identify and monitor software applications that operate on the network. Our solutions correlate traditional network performance information with application data collected from various network locations to provide the network manager with the ability to understand the health and performance of the network and the applications traversing that network - the primary objective is to reduce or avoid expensive network and application downtime. Currently, we offer two product lines to our customers, Visual UpTime and Visual IP InSight. Most of our revenue is derived from the sales and licenses of Visual UpTime products, which sales represented 93% and 96% of our total revenue for the three months ended March 31, 2004 and 2005, respectively.

     We market our products to enterprises, service providers and Value Added Resellers (“VAR’s”). We sell our products through indirect sales channels. An enterprise which desires our technology generally acquires the solution from either a service provider or a VAR. Many of our service provider channel partners have incorporated our products into their value added service offerings to enterprises. Consequently, an enterprise can choose either to utilize our solutions as part of a monthly service offered by the service providers or to purchase our solution. Enterprises that want to host their own systems may procure our solutions through a service provider resale program or through a VAR. Pursuant to agreements with us, our service provider customers purchase our products for internal use, for resale to their customers or to serve as the basis for a value-added service offering. Our major service provider customers include, among others: AT&T, BellSouth, Earthlink, Equant, MCI, SBC, Sprint and Verizon. The revenue generated from sales to service providers was 90% and 80% of the Company’s consolidated revenue for the three months ended March 31, 2004 and 2005, respectively. We intend to increase our efforts in the VAR channel in order to grow this distribution channel. We also intend to expand our international focus, and, during the fourth quarter of 2004, announced the opening of our European headquarters outside of London, England.

     With the appointment of Lawrence Barker as our President and Chief Executive Officer in April 2003, we began to restructure our senior management team and launch new corporate initiatives. The most important initiative involved fundamental changes to our flagship product, Visual UpTime, and which ultimately became known as Visual UpTime Select. Visual UpTime Select built upon the strength of the original Visual UpTime product. Where Visual UpTime was focused solely on performance monitoring of private data networks and was sold only one way – fully loaded as a highly intelligent and capable hardware appliance, Visual UpTime Select represents a modular software approach with expanded capabilities beyond traditional performance monitoring. Visual UpTime Select is a re-architected solution which unbundled our hardware from our software and aggregated our software into its logical modules with the idea of delivering additional capabilities over time through the release of additional software modules. Now customers can purchase only those aspects of our solutions they require while preserving the capability of adding incremental features at a later date. This modular approach has made our solutions more economical for new customers when compared to the original Visual UpTime. Also, this modular approach allows us to sell additional capabilities to our installed base of end user customers, a capability not possible under the original Visual UpTime. We announced Visual UpTime Select in October 2003, began shipping in April 2004 and by year end 2004 had essentially completed the transition from Visual UpTime to Visual UpTime Select.

     We expect to release one to two new Visual UpTime Select software modules each year for the next few years. Our first new Visual UpTime Select modules were released during the third quarter 2004 – Select AppFlows and Select AppSummary. These two modules are focused on application discovery, monitoring and reporting. Our next module will significantly enhance our existing voice over internet protocol (“VoIP”) capabilities and is scheduled to be released during the second quarter of 2005.

     We reported net income of $3.4 million in 2002 and incurred net losses in 2003 and in the first two quarters of 2004. However, we returned to profitability in the third and fourth quarters of 2004. We reported net income of $15,000 in 2004, compared with a net loss of $4.3 million in 2003. These improvements can be attributed to both initial success in launching Visual UpTime Select and improvement in the economy. However, during the first three months of 2005, we reported a net loss of $2.7 million. In 2005, Uptime and UpTime Select hardware sales to our service provider channels decreased primarily due to tighter inventory control and reduced capital expenditures resulting from pending consolidation in the telecommunications industry. Sales cycles have increased to accommodate for the increased response time to customer requests from our service provider channels and the extended approval process within the service provider channel. There can be no assurance that we will return to profitability.

     On April 6, 2005, we announced a plan to realign our cost structure with an adjusted business model which reflects the changes within our channels and the anticipated future revenue stream. The reorganization included a workforce reduction of approximately 25 employees throughout the Company. In connection with this plan, we will record a restructuring charge in the second quarter of 2005 that will consist of employee termination costs, including severance and other benefits.

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

     We are continuously enhancing Visual UpTime Select with new features and capabilities to expand our value, address new network service requirements, and support new applications. We expect to package many of these enhancements as additional, optional software modules that will be separately licensed. To compete successfully, we must be able to deliver our new product offerings through our channels to enterprise end-users. To assure demand for our products, we intend to continue to strengthen our direct relationships with enterprise end-user customers and cultivate mature alternative channels for bringing our products to market.

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

Three months ended March 31, 2004 compared to three months ended March 31, 2005

     The following table presents revenue by product line:

	Three Months Ended
	March 31,
	2004	2005
	(unaudited, in thousands)
UpTime:
Visual UpTime	$11,056	$883
Visual UpTime Select	—	8,338
IP InSight	728	338

Continuing products	11,784	9,559

Royalties	57	5

Total revenue	$11,841	$9,564

     The following table presents the hardware, software, and support and services revenue attributable to customers that individually represented more than 10% of our total revenue for each period presented:

	Three Months Ended
	March 31,
	2004	2005
	(unaudited, in thousands)
AT&T	$1,190	$3,114
Sprint	1,828	1,533
SBC	4,561	*
MCI	1,863	1,233
All other customers (each individually less than 10%)	2,399	3,684

Total revenue	$11,841	$9,564

*	Less than 10%

Revenue, cost of revenue, and gross profit

     The table below sets forth the changes in total revenue, cost of revenue and gross profit:

	Three Months Ended
	March 31,
	(unaudited, in thousands, except percentage data)
					Increase
	2004	%*	2005	%*	(Decrease)	%**
Revenue:
Hardware	$9,530	80.5%	$4,508	47.1%	$(5,022)	(52.7)%
Software	152	1.3	3,129	32.7	2,977	1,958.6
Support and services	2,159	18.2	1,927	20.2	(232)	(10.7)

Total revenue	11,841	100.0	9,564	100.0	(2,277)	(19.2)

Cost of revenue:
Product	3,038	25.7	3,185	33.3	147	4.8
Support and services	285	2.4	214	2.2	(71)	(24.9)

Total cost of revenue	3,323	28.1	3,399	35.5	76	2.3

Gross profit	$8,518	71.9%	$6,165	64.5%	$(2,353)	(27.6)%

*	Denotes % of total revenue for the period

**	Denotes % change from 2004 to 2005

     The table below sets forth the changes in product revenue, product cost of revenue and product gross profit:

	Three Months Ended
	March 31,
	(unaudited, in thousands, except percentage data)
	2004	%*	2005	%*	Increase	%**
Product revenue:
Hardware	$9,530	98.4%	$4,508	59.0%	$(5,022)	(52.7)%
Software	152	1.6	3,129	41.0	2,977	1,958.6

Total product revenue	9,682	100.0	7,637	100.0	(2,045)	(21.1)

Product cost of revenue	3,038	31.4	3,185	41.7	147	4.8

Product gross profit	$6,644	68.6%	$4,452	58.3%	$(2,192)	(33.0)%

*	Denotes % of product revenue for the period

**	Denotes % change from 2004 to 2005

     The table below sets forth the changes in service revenue, service cost of revenue and service gross profit:

	Three Months Ended
	March 31,
	(unaudited, in thousands, except percentage data)
					Increase
	2004	%*	2005	%*	(Decrease)	%**
Support and services revenue	2,159	100.0	1,927	100.0	(232)	(10.7)

Support and services cost of revenue	285	13.2	214	11.1	(71)	(24.9)

Support and services gross profit	$1,874	86.8%	$1,713	88.9%	$(161)	(8.6)%

*	Denotes % of support and services revenue for the period

**	Denotes % change from 2004 to 2005

Revenue

     Hardware revenue decreased from period to period due to decreased Uptime and UpTime Select hardware sales to SBC, Sprint and MCI primarily due to changes in procurement practices and inventory investment possibly as a result of pending consolidation in the telecommunications industry. During 2005, sales cycles increased to accommodate increased response time to customer requests from our service provider channels and the extended approval process within the service provider channel. Revenue related to Visual UpTime hardware was $9.5 million and $0.9 million during the first quarter of 2004 and 2005, respectively. No revenue related to Visual UpTime Select hardware was recorded during the first quarter of 2004 as Visual UpTime Select was not available until April 2004. Revenue related to Visual UpTime Select hardware was $3.6 million during the first quarter of 2005.

     The average price of a Visual UpTime Select ASE is lower than the average price of a Visual UpTime ASE. This is due to Visual UpTime Select’s unbundled hardware and software components. When viewed on a comparable basis, the effective average price (hardware plus separately licensed software) of a Visual UpTime Select ASE approximated the effective average price of a Visual UpTime ASE. We are unable to predict how future Visual UpTime Select pricing will compare with historical Visual UpTime pricing on a comparable basis.

     We expect that hardware revenue will decrease as a percentage of revenue in the future as we have largely transitioned to Visual UpTime Select, which has unbundled hardware and software components. This trend may be particularly true throughout 2005, where the full-year effect of Visual UpTime Select sales will be reflected in our operating results.

     Software revenue increased from period to period as we have largely transitioned to Visual UpTime Select, which has unbundled hardware and software components. This trend may be particularly true throughout 2005, where the full-year effect of Visual UpTime Select sales will be reflected in our operating results. Revenue related to Visual UpTime software was $0.2 million during the first quarter of 2004. No revenue related to Visual UpTime software was recorded during the first quarter of 2005. Revenue related to Visual UpTime Select software was $3.0 million during the first quarter of 2005. No revenue related to Visual UpTime Select software was recorded during the first quarter of 2004.

     Insignificant revenue related to Visual IP Insight software was recorded during the first quarter of 2004. Revenue related to Visual IP Insight software was $0.1 million during the first quarter of 2005. Visual IP Insight revenue often fluctuates due to the uncertain timing of orders.

     Support and services revenue decreased from period to period due to decreased Visual IP Insight maintenance revenue of $0.5 million, down from $0.7 million during the first quarter of 2004 to $0.2 million during the first quarter of 2005, due to technical support contracts which were not renewed. Visual UpTime and Visual UpTime Select services were $1.4 million and $1.7 million during the first quarter of 2004 and 2005, respectively.

     We expect that support and services revenue will follow the same trend as product revenue in the future.

Gross profit

     Gross profit and Gross profit on products as a percentage of revenue decreased from period to period as fixed overhead costs remained constant while revenue levels decreased.

Operating expenses

     The table below sets forth the changes in operating expenses:

	Three Months Ended
	March 31,
	(unaudited, in thousands, except percentage data)
					Increase
	2004	%*	2005	%*	(Decrease)	%**
Operating expenses:
Research and development	$2,670	22.5%	$2,547	26.7%	$(123)	(4.6)%
Sales and marketing	3,804	32.1	3,667	38.3	(137)	(3.6)
General and administrative	2,174	18.4	2,372	24.8	198	9.1

Total operating expenses	$8,648	73.0%	$8,586	89.8%	$(62)	(0.7)%

*	Denotes % of total revenue for the period

**	Denotes % change from 2004 to 2005

     Research and development and Sales and Marketing expenses decreased from period to period primarily due to reduced incentive compensation.

     General and administrative expense increased from period to period primarily due to a $0.4 million increase in legal costs arising from the Paradyne litigation and other legal matters offset by a $0.2 million decrease in incentive compensation costs.

Other items

     The table below sets forth the changes in other items:

	Three Months Ended
	March 31,
	(unaudited, in thousands, except percentage data)
	2004	%*	2005	%*	Increase	%**
Interest income	$27	0.2%	$55	0.6%	$28	103.7%
Interest expense	(387)	(3.3)	(329)	(3.4)	58	15.0

*	Denotes % of total revenue for the period

**	Denotes % change from 2004 to 2005

     Interest expense decreased from period to period due to reduced interest expense associated with the lower outstanding Debentures balance, which were $10.5 million and $9.0 million at March 31, 2004 and 2005, respectively.

Liquidity and Capital Resources

     We require substantial working capital to fund our business, particularly to finance inventories, accounts receivable, research and development activities, operating expenses and capital expenditures. To date, we have financed our operations and capital expenditures primarily with the proceeds from our initial public offering (completed in February 1998), cash provided by operating activities, bank borrowings, and the proceeds from the issuance of the Debentures. Our future capital requirements will depend on many factors, including the timing and nature of repayment of the $9.0 million in outstanding Debentures, the rate of future revenue growth, if any, and the acceptance of our Visual UpTime Select product suite by our customers. If cash provided by currently available sources is not sufficient, we will be required to further reduce our expenditures for operations and/or to seek additional capital through other means that may include additional borrowings and/or the sale of equity securities or the sale of assets. Our access to the SVB line of credit, unavailable until the Debentures are fully repaid, may be limited if we have an insufficient borrowing base or if we cannot meet the financial and other covenants required under the line of credit agreement. Under those circumstances, there can be no assurance that additional capital will be available, or available on terms that are reasonable or acceptable to us, and our business and financial condition may be materially and adversely affected. Based on our cash balance and our revenue and expense expectations, we believe that we will have sufficient cash to operate for at least the next twelve months.

     On April 6, 2005, we announced a plan to realign our cost structure with an adjusted business model which reflects procurement changes within our channels and the related effect on our anticipated future revenue stream. The reorganization included a workforce reduction of approximately 25 employees throughout the Company. In connection with this plan, we will record a restructuring charge in the second quarter of 2005 that will consist of employee termination costs, including severance and other benefits.

     At March 31, 2005, our principal source of liquidity was our existing balance of cash and cash equivalents of $10.8 million.

     Our operating activities consumed $1.5 million in cash and cash equivalents for the three months ended March 31, 2005. The primary use of cash affecting operating activities was the $2.7 million net loss. Accounts payable decreased $1.5 million primarily due to payments made in 2005 for bonus and commissions earned in 2004 as well as other payments for operations. These uses were partially offset by the $3.1 million decrease in accounts receivable which was primarily due to decreased revenue in the quarter.

     Our financing activities provided cash and cash equivalents of $1.1 million for the three months ended March 31, 2005 related to the receipt of cash for the exercise of stock options and issuance of common stock under the employee stock purchase plan.

     Future minimum payments, assuming no additional early Debenture repayments, at March 31, 2005 under the Debentures and non-cancelable operating leases are as follows (in thousands):

	Debentures	Operating Leases
2005	338	1,232
2006	9,113	1,132
2007	—	1,161
2008	—	1,170
Thereafter	—	1,181

Total minimum payments	9,451	$5,876

Interest element of payments	(451)

Present value of future minimum payments	9,000
Unamortized debt discount	(669)

Total Debentures	$8,331

     We have a subtenant occupying a portion of our office space under a sublease that expires in December 2005. This sublease runs co-terminus with our lease on that office space. Future minimum lease payments due from the sublessee are $0.2 million as of March 31, 2005.

     The Debentures, now due on demand but no later than March 2006, were issued in March 2002 in the aggregate amount of $10.5 million in a private placement transaction (see Note 3 of Notes to Consolidated Financial Statements). The terms of the Debentures provide for a number of events that could trigger the debenture holders’ right to a repayment of 115% of the outstanding principal plus accrued and unpaid interest. The redemption of each Debenture may be made in cash or common stock, at our option, provided certain conditions are satisfied, which we currently satisfy. If we choose to issue common stock to repay the debt, our stockholders could be subject to significant dilution.

     Subsequent to March 31, 2005, we received a definitive, binding notice from a Debenture holder requesting the repayment in full of an aggregate of $3.0 million of our

$9.0 million outstanding Debentures. We plan to pay in cash such amounts and any interest due thereon no later than May 23, 2005, pursuant to the terms of the Debentures.

     Should we receive any additional Debenture repayment requests, we intend to carefully evaluate and balance liquidity concerns against dilution considerations and make each determination of whether to repay in cash or common stock on a case-by-case basis. If we choose to repay a Debenture holder with shares of our common stock and the per share issuance price of the stock is less than $3.5163, the conversion price of any outstanding Debentures would be adjusted downward to the issuance price of such stock. In addition, under the terms of the warrants held by the debenture holders, an issuance of shares below the exercise price of the warrants would cause the exercise price to be adjusted on a weighted-average basis.

     The following table outlines the number of shares into which the outstanding Debentures would be convertible if we were to issue additional equity (including for repayment of the Debentures) at the prices specified, as well as the total percent of the outstanding shares of common stock of the Company that such shares would represent upon conversion, calculated using the number of shares outstanding as of May 4, 2005:

	Issuance	Debenture
Decline	Price	Shares(1)	% of Company
None	$3.5163	2,559,509	6.9%
25%	$2.6372	3,412,679	9.0%
50%	$1.7582	5,119,018	12.9%
75%	$0.8791	10,238,036	22.9%

(1)	These numbers and percentages reflect our repayment in cash of $1.5 million of the Debentures in June 2004.

     The warrants are subject to weighted average anti-dilution protection which would decrease the exercise price and increase the number of shares issuable under the warrants. These changes would be determined once the total investment amount and price per share of any future equity issuance were known.

     In order to provide us with additional capital resources in the event that the Debentures are repaid in full, we entered into a $6.0 million asset-based line of credit agreement with SVB. Borrowings under the line of credit would be available only after the Debentures are fully repaid (see Note 2 of Notes to Consolidated Financial Statements).

     We are involved in a lawsuit in which we are claiming that (i) our products do not infringe upon patents owned by a competitor, which patents we are arguing are invalid and unenforceable, and (ii) the competitor has infringed upon certain patents owned by us. The competitor has filed counterclaims alleging our infringement of its patents and unenforceability of two of our patents in the lawsuit.

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

     We have commitments related to inventory purchased by certain suppliers on our behalf. If such inventory is not used within a specified period of time or we discontinue a product for which the suppliers have made purchases or we terminate a relationship with the supplier for which we have set minimum inventory requirements, we are required to purchase the excess inventory from the suppliers. Additionally, if we cancel a purchase order placed with a supplier, we may be subject to certain costs and fees. At March 31, 2005, anticipated demand exceeds the supply of inventory. As such, we do not have a liability recorded at March 31, 2005 for inventory purchase commitments.

     We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any so-called limited purpose entities, which include special purpose entities and structured finance entities.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Those policies are described in our 2004 Annual Report on Form 10-K. On an ongoing basis, we re-evaluate our estimates, including those related to bad debts, inventory, investment, income taxes, warranty obligations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Among other things, these estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider our critical accounting policies to be the following:

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

     Allowance for Doubtful Accounts

     We grant credit terms without collateral to our customers. Other than in 2002, we have not experienced any significant credit related losses. During 2002, we wrote off $0.7 million in accounts receivable from MCI, following MCI’s bankruptcy filing, against the allowance for doubtful accounts. During 2003, we sold those MCI receivables to an unrelated third party and recovered $0.3 million. The accounts receivable balance reflects an allowance to state the balance at its estimated net realizable value that is based on assessments of the collectibility of certain problem accounts and a review of historical write-off trends at the end of each reporting period. If future events occur that negatively impact our customers, additional accounts receivable write-downs may be required. As our sales expansion strategies include the identification of alternative North America sales channels and international sales opportunities, we expect that the allowance for doubtful accounts will increase in the future.

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

     Deferred Tax Valuation Allowance

     We calculate the deferred tax valuation allowance in accordance with the provisions of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Recent evidence, such as operating results during recent years, is given more weight when assessing whether the level of future profitability needed to recognize the deferred assets will be achieved. Our cumulative loss in the last five years represents sufficient negative evidence to require a full valuation allowance under the provisions of SFAS No. 109. We intend to maintain a full valuation allowance until sufficient positive evidence exists to support the reversal of any portion of the allowance.

Risk Factors

     Investing in our securities involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, you should consider the following factors before investing in our securities.

     We are highly dependent on sales to telecommunications service providers.

     Our primary sales and marketing strategy has predominantly revolved around sales to telecommunications service providers. We expect that a significant portion of future revenue will be attributable to sales of Visual UpTime Select to service providers. The loss of any one of our service provider customers, which together have historically provided a majority of our revenue, could result in a substantial loss of revenue that could have a material adverse effect on our business and results of operations. Business combinations, such as the prospective MCI-Verizon and AT&T-SBC mergers, would represent significant reductions in the number of our service provider channels. The impact that these combinations may have on our revenue is uncertain. Existing service provider customers are not easily replaced because of the relatively few participants in that market. High barriers to entry due to extraordinary capital requirements and the possibility that existing service providers may merge or fail may further reduce their numbers. Furthermore, the small number of network service providers means that the reduction, delay or cancellation of orders or a delay in shipment of our products to any one service provider customer could have a material adverse effect on our revenue in any given quarter. Our anticipated dependence on sizable orders from a limited number of service provider customers will make the relationship between us and each service provider critically important to our business. Further, because our agreements do not contain minimum purchase requirements, there can be no assurance of significant business with our service provider customers on an ongoing basis. With the introduction of Visual UpTime Select, we anticipate that we will see growth in revenue from our value added reseller channel, although there can be no assurance that such growth will occur.

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

     As of the date of this filing, Debentures totaling $4.5 million of the original Debentures face amount of $10.5 million has been presented for payment prior to the original due date of March 25, 2006. Debentures totaling $1.5 million were presented for payment and paid in the second quarter of 2004 and Debentures totaling $3.0 million were presented for payment and will be paid in the second quarter of 2005. The remaining Debentures, totaling $6.0 million, can be presented at any time.

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

     Debentures outstanding of $9.0 million are convertible into 2,559,509 shares of our common stock at the rate of $3.5163 per share and the associated warrants are exercisable for 828,861 shares of our common stock at a price of $4.2755 per share. The Debentures contain “full ratchet” anti-dilution price protection, meaning that if we issue additional shares of common stock in connection with a financing or under other circumstances at a price lower than $3.5163 per share, the Debentures would become convertible into a greater number of shares of common stock than they are today. Issuances of common stock that do not trigger this anti-dilution protection include: issuances as part of an acquisition or strategic investment, issuances under our stock incentive plan or employee stock purchase plan, or issuances as part of a public offering of more than $30.0 million.

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

     Additionally, if others claim that our products infringe upon their intellectual property rights, whether the claims are valid or not, we may be forced to incur significant litigation expense, pay damages, delay product shipments, re-engineer our products or acquire licenses to the claimant’s intellectual property. We may be unable to develop non-infringing technology or to obtain licenses on commercially reasonable terms. We expect that these claims may become more common as the number of products in the network management industry increases and the functionality of these products further overlaps. If a claimant is successful in a lawsuit arising from such a claim, it could have a material adverse effect on our business. Adverse publicity related to any intellectual property litigation also could harm (i) the sale of our products and damage our competitive position; (ii) the market for our common stock; and (iii) our ability to obtain additional capital, lines of credit or other borrowings on terms acceptable to us.

     We rely on two firms for contract manufacturing services and one of these firms has sent us a notice of termination.

     We have outsourced the manufacture of our hardware components to two contract manufacturing firms. We derive a substantial portion of our revenue from the sale of our hardware components. A contract manufacturer could decide to tighten or eliminate our credit terms due to concerns about our perceived financial condition or to suspend or cease the shipment of products due to our failure to meet volume expectations.

     On March 25, 2005, Visual Networks Operations, Inc. (“VNO”), a wholly-owned operating subsidiary, received written notice from Celestica Corporation (“Celestica”) that Celestica has exercised its right to terminate the Agreement for Electronic Manufacturing Services dated March 1, 2000, between VNO and Celestica (the “Services Agreement”). The notice states that the effective date of termination of the Services Agreement will be October 17, 2005. Pursuant to the Services Agreement, Celestica has served as our primary manufacturer of electronic products.

     We are exploring alternative electronic product manufacturers and expect to have a new manufacturer in place prior to termination of the Services Agreement. Furthermore, Celestica has indicated that it will manufacture electronic products for us pursuant to the Services Agreement through September 2005. However, there can be no assurance that an agreement with a new manufacturer will be reached on acceptable terms prior to termination of the Services Agreement. We could experience substantial production delays and may be required to pay substantially higher prices in order to complete delivery of customers’ orders, having a material adverse effect on our revenue and gross profit. In addition, we could experience an increase in inventory levels during the transition from Celestica which could negatively affect our liquidity.

     We may not be able to obtain critical hardware components.

     Our contract manufacturers purchase a number of critical components from vendors for which alternative sources are not currently available. Delays or interruptions in the supply of these components could result in delays or reductions in product shipments. The purchase of these components from outside suppliers on a sole source basis subjects us to risks, including the continued availability of supplies, price increases and potential quality assurance problems. While alternative suppliers may be available, these suppliers must be identified and qualified. We cannot be certain that any such suppliers will meet our required qualifications or that alternative suppliers can be identified in a timely fashion, if at all. Our contract manufacturers may not be able to obtain sufficient quantities of these components on the same or substantially the same terms. Consolidations involving suppliers could further reduce the number of component alternatives and affect the cost of such supplies. An increase in the cost of such supplies could make our products less competitive. Production delays, lower margins or less competitive product pricing could have a material adverse effect on our business and results of operations.

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

     We have an accumulated deficit of $475.8 million.

     Our net losses since 2000 have resulted in an accumulated deficit of $475.8 million at March 31, 2005. This accumulated deficit could affect our ability to raise equity financing, arrange bank financing or arrange credit from suppliers on reasonable or acceptable terms.

     We may not be profitable in the future.

     Our ability to generate operating income in the future is dependent on our success in growing revenue and managing operating expenses. Market conditions, competitive pressures, and other factors beyond our control, may adversely affect our ability to adequately sustain revenue in the future. In particular, our ability to sustain revenue may be negatively affected by our dependence on our service provider customers. Pressure on capital expenditures and the decline of the telecommunications industry may delay the roll-out of new services based on our products offered by our service provider customers. Any potential reduction in demand for value added services or products, which our products support, from the service providers’ customers, directly impacts the purchase volume of our products and may impact our ability to sustain revenue. We may be required to further reduce operating expenses if future revenue projections fall short of expectations. Our operating expenses include substantial fixed components which cannot be reduced quickly. If anticipated revenue levels are below expectations, operating results are likely to be materially and adversely affected because we may not be able to reduce operating expenses on a timely basis.

     Our current stock compensation expense negatively impacts our earnings, and when we are required to report the fair value of employee stock options as an expense in conjunction with a new accounting standard, our reported financial performance will be adversely affected, which may cause our stock price to decline.

     Under our current accounting practice for stock options granted to employees, stock compensation expense is recorded to the extent the current market price of the underlying stock exceeds the exercise price on the date of grant. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. In accordance with a recently-issued Securities and Exchange Commission rule, companies will be allowed to implement SFAS No. 123R as of the beginning of the first interim or annual period that begins after June 15, 2005. We currently expect to adopt SFAS No. 123R on January 1, 2006. The adoption of SFAS No. 123R is expected to have a material effect on our financial statements by depressing net income, possibly causing our stock price to decline.

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

     We face competition from several market segments whose functionality our products integrate. We expect competition in each of these market segments to intensify in the future. In addition, consolidation between competitors in various market segments (such as Concord-Computer Associates) could intensify competition. Our primary current competitors include, or in the future may include, the following: Adtran, Brix, Concord, Kentrox, Lucent Technologies, NetScout, Packeteer, and Paradyne. Our competitors vary in size and in the scope and breadth of the products and services that they offer. While we intend to compete by offering superior features, performance, reliability and flexibility at competitive prices and on the strength of our relationships with service providers, many of these competitors have greater financial, technical, marketing and other resources than us, and some have well-established relationships with our current and potential customers. As a result, these competitors may be able to respond to new or emerging technologies and changes in customer requirements more effectively than us, or devote greater resources than us to the development, promotion and sale of products. In addition, we believe that competitors from one or more of our market segments could partner with each other to offer products that supply functionality approaching that provided by Visual UpTime Select. Increased competition may result in price reductions, reduced profitability and loss of market share, any of which could have a material adverse effect on our business and results of operations.

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

     Terms of our certificate of incorporation and bylaws make it more difficult for another individual or company to acquire control of our company, even if a change of control would benefit our stockholders. These terms include:

•	our board of directors, without stockholder approval, may issue up to 5,000,000 shares of preferred stock on terms that they determine, including terms that delay or prevent the change in control of our company, make removal of management more difficult or depress the price of our stock;

•	certain provisions of our certificate of incorporation and bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest;

•	we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law which prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner;

•	our board of directors is “staggered” so that only a portion of its members are elected each year;

•	only our board of directors, our chairman of the board, our president, or stockholders holding a majority of our stock can call special stockholder meetings; and

•	special procedures must be followed in order for stockholders to present proposals at stockholder meetings.

     In addition, the outstanding Debentures may become immediately due and payable upon a change of control, which could have the effect of discouraging an acquisition that might otherwise benefit our stockholders.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2005, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     In January 2004, we received notice that a lawsuit had been filed by Paradyne Networks, Inc. (“Paradyne Networks”), of Largo, Florida, in the United States District Court for the Middle District of Florida, Tampa Division (the “Florida Court”) against us, seeking damages, and injunctive and declaratory relief, for our alleged infringement of patents owned by Paradyne Corporation (“Paradyne”), a subsidiary of Paradyne Networks.

     On May 14, 2004, the Florida Court granted our motion to dismiss the case for lack of subject matter jurisdiction and denied Paradyne Networks’ motion for leave to amend its complaint and its motion for preliminary injunction. Paradyne Networks did not appeal the decision.

     In a related matter, one of our subsidiaries, Visual Networks Operations, Inc. (“VNO”), filed a lawsuit in United States District Court for the District of Maryland, Southern Division (the “Maryland Court”), against Paradyne. This lawsuit requests declaratory judgment that Visual UpTime and Visual IP InSight do not infringe upon certain patents owned by Paradyne and that those patents are invalid and unenforceable. The lawsuit further alleges that Paradyne’s assertion of its patents against us is baseless and has been for the sole purpose of obtaining an unfair competitive advantage, and that Paradyne has infringed upon certain patents own by us. Paradyne filed counterclaims alleging that VNO infringes upon its patents, mirroring the Florida claims. On October 15, 2004, Paradyne filed amended counterclaims, adding allegations of willful patent infringement and unenforceability of two of our patents in the lawsuit. The Maryland lawsuit presently is in the fact discovery phase of the litigation. The Maryland Court conducted a hearing concerning patent claim construction on February 7, 2005 and has not yet ruled on that hearing. The fact discovery phase of the Maryland lawsuit was recently completed and a trial date has not yet been scheduled.

     Pursuant to the terms of a confidential settlement agreement entered into on March 11, 2005 between Paradyne and VNO, Paradyne has agreed to dismiss its patent claims against Visual IP Insight. VNO has agreed to dismiss its unfair competition claim against Paradyne with respect to Visual IP Insight and pay royalties to Paradyne through the remaining life of Paradyne’s patents in the amount of 1% of revenue recognized by us from the licensing and distribution of Visual IP Insight. On March 15, 2005, the Maryland Court approved a Stipulation of Partial Dismissal submitted by the parties concerning the patent claims against Visual IP InSight and the unfair competition claim against Paradyne.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On March 11, 2005, Mark B. Skurla was granted options to purchase 100,000 shares of common stock with 25% of the options vesting on March 11, 2006 and the remainder vesting in equal monthly installments over the following 36 months. 100% of the options vest upon a change in control. The options expire on March 11, 2015.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Fourth Amendment, dated March 21, 2005, to the Reseller/Integration Agreement between the Company and MCI Telecommunications Corporation.

10.2	Nonstatutory Stock Option Grant Agreement, dated March 11, 2005, by and between the Company and Mark B. Skurla.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISUAL NETWORKS, INC.

By: /s/ Lawrence S. Barker

Lawrence S. Barker
President and Chief Executive Officer

Date: May 6, 2005

By: /s/ Donald E. Clarke

Donald E. Clarke
Executive Vice President and Chief Financial Officer

Date: May 6, 2005