Form 10-Q
period 2005-06-30
VISUAL NETWORKS INC
filed 2005-08-09
CIK 1000495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-0001

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended June 30, 2005
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     The number of outstanding shares of the Registrant’s Common Stock, par value $.01 per share, as of August 5, 2005 was 34,673,926 shares.

VISUAL NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED
June 30, 2005

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
VISUAL NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	June 30,
	2004	2005
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,317	$4,294
Accounts receivable, net of allowance of $399 and $409, respectively	9,335	9,098
Inventory, net	3,822	3,331
Other current assets	940	1,017

Total current assets	25,414	17,740
Property and equipment, net	2,001	1,583

Total assets	$27,415	$19,323

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,341	$7,022
Deferred revenue	3,388	2,340
Short-term debt	—	4,000
Convertible debentures, net of unamortized debt discount of $837 and $112, respectively	8,163	1,888

Total current liabilities	20,892	15,250

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized, 33,981,840 and 34,655,691 shares issued and outstanding, respectively	340	346
Additional paid-in capital	477,343	478,685
Warrants	2,087	2,087
Deferred compensation	(143)	(77)
Accumulated deficit	(473,104)	(476,968)

Total stockholders’ equity	6,523	4,073

Total liabilities and stockholders’ equity	$27,415	$19,323

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Revenue:
Hardware	$9,091	$3,990	$18,621	$8,498
Software	1,514	5,413	1,666	8,542
Support and services	2,218	2,035	4,377	3,962

Total revenue	12,823	11,438	24,664	21,002

Cost of revenue:
Product	3,745	2,880	6,783	6,065
Support and services	257	195	542	409

Total cost of revenue	4,002	3,075	7,325	6,474

Gross profit	8,821	8,363	17,339	14,528

Operating expenses:
Research and development	2,391	2,198	5,061	4,745
Sales and marketing	3,968	4,298	7,772	7,965
General and administrative	2,278	1,528	4,452	3,900
Restructuring	—	716	—	716

Total operating expenses	8,637	8,740	17,285	17,326

Income (loss) from operations	184	(377)	54	(2,798)
Other expense	(262)	(547)	(262)	(547)
Interest income	35	46	62	101
Interest expense	(371)	(291)	(758)	(620)

Net loss	$(414)	$(1,169)	$(904)	$(3,864)

Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.03)	$(0.11)

Basic and diluted weighted-average shares outstanding	33,185	34,607	33,098	34,425

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the
	Six Months Ended
	June 30,
	2004	2005
Cash Flows From Operating Activities:
Net loss	$(904)	$(3,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	744	671
Non-cash interest expense	500	397
Early extinguishment of debt	262	547
Bad debt expense (recovery)	(6)	10
Non-cash compensation expense	121	66
Provision for excess and obsolete inventory	24	—
Changes in assets and liabilities:
Accounts receivable	(2,304)	227
Inventory	1,317	491
Other assets	(628)	(297)
Accounts payable and accrued expenses	164	(2,317)
Deferred revenue	(1,031)	(1,048)

Net cash used in operating activities	(1,741)	(5,117)

Cash Flows From Investing Activities:
Sales of short-term investments	1,002	—
Expenditures for property and equipment	(422)	(253)

Net cash provided by (used in) investing activities	580	(253)

Cash Flows From Financing Activities:
Repayment of debentures	(1,500)	(7,000)
Proceeds from issuance of short-term debt	—	4,000
Exercise of stock options and issuance of common stock under the employee stock purchase plan	545	1,347

Net cash provided by (used in) financing activities	(955)	(1,653)

Net decrease in cash and cash equivalents	(2,116)	(7,023)
Cash and cash equivalents, beginning of period	15,671	11,317

Cash and cash equivalents, end of period	$13,555	$4,294

Supplemental Cash Flow Information:
Cash paid for interest	$258	$223

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
1.	Nature of Operations and Significant Accounting Policies:
     Visual Networks, Inc. (the “Company”) is a leading provider of network and application performance management solutions.
Risk Factors
     The Company is subject to certain risks and uncertainties which could affect its ability to continue as a going concern and materially and adversely affect its financial condition and results of operations. These risks and uncertainties include, but are not limited to: our dependence on sales to telecommunications service providers, the sufficiency of currently available cash, expenses and an uncertain outcome associated with the Paradyne litigation (see Note 4), reliance on one subcontract manufacturer, availability of hardware components, customer migration to Visual UpTime® Select™, dilution to our common stockholders, the Company’s history of losses and the size of its accumulated deficit, uncertainty about future profitability, the effect of stock compensation expense on earnings, long sales cycles, rapidly changing technology, competition from several market segments, potential errors in the Company’s products or services, and anti-takeover protections that may delay or prevent a change in control that could benefit stockholders.
     The future success of the Company will depend upon its ability to generate adequate cash for operating and capital needs. The Company is relying on its existing balance of cash and cash equivalents ($4.3 million at June 30, 2005), a recently signed investment in senior secured convertible notes (see Note 5), future sales and the collection of related accounts receivable to meet its future operating cash requirements. If cash provided by these sources is inadequate, the Company will be required to further reduce its expenditures for operations or to seek additional capital through other means that may include additional borrowings, the sale of equity securities or the sale of assets. Under those circumstances, there can be no assurances that additional capital would be available under reasonable or acceptable terms, particularly in light of the Company’s history of losses and accumulated deficit position.
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
     These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring which are necessary for a fair presentation of results for the interim periods. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results that will be achieved for the year ended December 31, 2005.

Principles of Consolidation
     The consolidated financial statements include the accounts of Visual Networks, Inc. and its wholly owned subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation.
Inventory
     Inventory, stated at the lower of cost or market, with costs determined on the first-in, first-out basis, consists of the following (in thousands):

	December 31,	June 30,
	2004	2005
		(Unaudited)
Raw materials	$1,138	$1,085
Work-in-progress	—	—
Finished goods	4,902	4,075

Inventory, gross	$6,040	5,160
Reserve for excess and obsolete inventory	(2,218)	(1,829)

Inventory, net	$3,822	$3,331

     The Company writes down its inventory to the lower of cost or market value based on assumptions about future demand and market conditions. The following table summarizes the activity in the Company’s reserve for excess and obsolete inventory during the three months ended June 30, 2004 and 2005 (in thousands):

	2004	2005
Balance, beginning of period	$3,593	$2,021
Provision for excess and obsolete inventory	24	—
Sale of previously reserved inventory	—	(157)
Actual inventory scrapped	(806)	(35)

Balance, end of period	$2,811	$1,829

     The following table summarizes the activity in the Company’s reserve for excess and obsolete inventory during the six months ended June 30, 2004 and 2005 (in thousands):

	2004	2005
Balance, beginning of period	$3,638	$2,218
Provision for excess and obsolete inventory	414	117
Sale of previously reserved inventory	(66)	(343)
Actual inventory scrapped	(1,175)	(163)

Balance, end of period	$2,811	$1,829

Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,	June 30,
	2004	2005
		(Unaudited)
Accounts payable	$1,940	$896
Accrued compensation	2,108	1,283
Accrued warranty	384	384
Deferred rent	434	423
Other accrued expenses	4,475	4,036

Total	$9,341	$7,022

Revenue Recognition
     The Company’s products and services include software, hardware, professional services and technical support. The Company sells its products directly to service providers, through resellers (indirect channels) and, occasionally, to end-user customers. The Company recognizes revenue from software licensing in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition.” The Company recognizes revenue from the sale of hardware in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which summarizes existing accounting literature and requires that four criteria be met prior to the recognition of revenue. The Company’s accounting policies regarding revenue recognition comply with the following criteria: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is probable. Professional services and technical support revenues are included in support and services revenue in the accompanying consolidated statements of operations.
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
     Many of the Company’s sales are multiple element arrangements and include software, hardware, professional services, and technical support. The Company’s software sales may include professional services for installation, but these services are not a significant source of revenue. The Company does not perform professional services to customize the product. Training is also offered but is not a significant source of revenue. Revenue from multiple element arrangements is recognized using the residual method, as prescribed in SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” whereby the fair value of any undelivered elements, such as customer support and services, is deferred and any residual value is allocated to the software and recognized as revenue upon delivery provided all other basic revenue recognition criteria have been met. The fair value of any undelivered elements, typically professional services, technical support and training, have been determined based on the Company’s specific objective evidence of fair value, which is based on the price that the Company charges customers when the element is sold separately. Should the Company introduce new multiple element arrangements into its sales channels, a determination of the objective evidence of the fair value of the undelivered elements will be necessary and an inability to provide objective evidence could impact the Company’s ability to recognize revenue.

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
Accrued Warranty Costs
     The Company warrants Visual UpTime Select hardware for one year. The Company warrants Visual UpTime hardware, its prior hardware platform, for a period of up to five years. The Company estimates its warranty obligation at the end of each period and records changes in the liability to cost of revenue in the respective period. Such estimates are based in part on historical warranty cost experience and expectations of future claims under warranty.
     The following is a summary of the change in the Company’s accrued warranty costs during the three months ended June 30, 2004 and 2005 (in thousands):

	2004	2005
Balance, beginning of period	$428	$384
Provisions for warranty	30	14
Settlements made	(30)	(14)

Balance, end of period	$428	$384

     The following is a summary of the change in the Company’s accrued warranty costs during the six months ended June 30, 2004 and 2005 (in thousands):

	2004	2005
Balance, beginning of period	$425	$384
Provisions for warranty	52	21
Settlements made	(49)	(21)

Balance, end of period	$428	$384

Segment Reporting and Significant Customers
     SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. Management has concluded that the Company’s operations occur in one segment only based upon the information used by management in evaluating the performance of the business. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The revenue and assets of the Company’s foreign subsidiaries and subsidiaries operating in foreign countries were less than 10% of consolidated revenue and assets. As of June 30, 2004 four customers individually represented 25%, 19%, 18% and 13% of accounts receivable. As of June 30, 2005 three customers individually represented 31%, 24% and 21% of accounts receivable. Three customers individually represented 24%, 24% and 23% of revenue for the three months ended June 30, 2004. Three customers individually represented 36%, 23%, and 23% of revenue for the three months ended June 30, 2005. Four customers individually represented 21%, 20%, 19% and 17% of revenue for the six months ended June 30, 2004. Three customers individually represented 28%, 26% and 20% of revenue for the six months ended June 30, 2005. The Company’s major service provider customers include, among others: AT&T, BellSouth, Equant, MCI, SBC, Sprint and Verizon. The revenue generated from sales to service providers was 85% and 91% of the Company’s consolidated revenue for the three months ended June 30, 2004 and 2005, respectively. The revenue generated from sales to service providers was 87% and 86% of the Company’s consolidated revenue for the six months ended June 30, 2004 and 2005, respectively. The agreements with the Company’s significant customers do not obligate these customers to make any minimum purchases from the Company.
Accounting for Stock Options
     During 2004, the Company granted non-qualified stock options to purchase 465,213 shares of common stock to employees under the 1997 Non-Qualified Stock Option Plan at an issuance price that was less than the fair market value of the Company’s common stock and recorded deferred compensation of $330,000. The deferred compensation is being amortized over the vesting period of the stock options, which is 20% as of the grant date and the remaining portion over 24 equal monthly installments after the grant date. As a result, the Company recorded deferred compensation expense of approximately $33,000 during each of the three months ended June 30, 2004 and 2005 and $121,000 and $66,000 during each of the six months ended June 30, 2004 and 2005, respectively.
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
     If compensation expense had been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, “Accounting for Certain Transactions Involving Stock Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company’s net earnings (loss) per share would have changed to the pro forma amounts as indicated below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net loss, as reported	$(414)	$(1,169)	$(904)	$(3,864)
Add: Stock-based employee compensation expense included in reported net loss	33	33	121	66
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,101)	(420)	(2,432)	(836)

Pro forma net loss	$(1,482)	$(1,556)	$(3,215)	$(4,634)

Loss per share:
Basic and diluted: as reported	$(0.01)	$(0.03)	$(0.03)	$(0.11)

Basic and diluted: pro forma	$(0.04)	$(0.04)	$(0.10)	$(0.13)

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants as indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Dividend yield	None	None	None	None
Expected volatility	67%	98%	67%	98%
Risk-free interest rate.	3.72%	4.00%	3.36%	3.88%
Expected term (in years)	5	5	5	5
     The weighted-average grant-date fair value per share of options granted was $1.98 and $1.08 during the three months ended June 30, 2004 and 2005, respectively, and $1.65 and $1.40 during the six months ended June 30, 2004 and 2005, respectively.
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
     Options and warrants to purchase 10,295,407 and 9,567,123 shares of common stock outstanding at June 30, 2004 and 2005, respectively, were not included in the computation of diluted loss per share as their effect would be anti-dilutive. The effect of the convertible debentures issued in March 2002 (see Note 3) that were convertible into 2,559,509 and 568,780 shares of common stock at June 30, 2004 and 2005, respectively, has not been included in the computation of diluted earnings per share for the three or six months ended June 30, 2004 and 2005 as their effect would be anti-dilutive.
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
     On April 6, 2005, the Company announced a plan to realign its cost structure with an adjusted business model which reflects procurement changes within the Company’s distribution channels and the related effect on the Company’s anticipated future revenue stream. The reorganization included a workforce reduction of approximately 25 employees throughout the Company. In connection with this plan, the Company recorded a restructuring charge of $716,000 during the three months ended June 30, 2005. The charge consisted primarily of employee termination costs, including severance and other benefits. During the three months ended June 30, 2005, the Company paid $671,000 of restructuring costs and $45,000 remains unpaid as of June 30, 2005.
New Accounting Pronouncements
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies the guidance of SFAS No. 123, “Accounting for Stock-based Compensation,” in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No.

123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides guidance for the implementation of SFAS No. 123R, including guidance related to share-based payment transactions with nonemployees, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, and the accounting for income tax effects of share-based payment arrangements under SFAS No. 123R.
     In April 2005, the SEC delayed the implementation date for SFAS No. 123R until an issuer’s first annual period that begins after June 15, 2005. Therefore, the Company is required to adopt SFAS No. 123R effective January 1, 2006, using one of three implementation alternatives specified under SFAS No. 123R. The Company anticipates that the adoption of SFAS No. 123R will have a significant impact on the Company’s financial statements. The Company is currently in the process of determining which implementation alternative to use and what the expected financial impact of SFAS No. 123R may be.
2.	Line of Credit:
     In July 2004, the Company and Silicon Valley Bank (“SVB”) entered into a $6.0 million line of credit agreement (the “July 2004 Facility”). Funds under the July 2004 Facility were available once the senior secured convertible debentures (the “Debentures”) (see Note 3) were fully repaid. The Company entered into the July 2004 Facility primarily to provide additional capital in the event that the Debenture holders exercised their right to require the Company to repay the Debentures in full prior to their due date, and the Company made all or a substantial portion of the repayment in cash. The original expiration of the July 2004 Facility with SVB was July 22, 2005, at which time any outstanding advances under the July 2004 Facility were to be immediately payable.
     On June 21, 2005, the Company entered into a $4.0 million line of credit agreement with SVB (the “June 2005 Facility”), which replaced the July 2004 Facility. The Company entered into the June 2005 Facility primarily to provide additional capital for the repayment of the Debentures during the three months ended June 30, 2005 (see Note 3). While the Company continues to have outstanding obligations to the holders of the Debentures, SVB has committed to make loans to the Company at the Company’s request of up to $4.0 million, which the Company requested in full and SVB paid on June 21, 2005. These loans will bear interest at a rate equal to SVB’s prime rate plus 6.0% per annum and the June 2005 Facility will expire on October 31, 2005. If the Company satisfies all of its obligations under the Debentures prior to October 31, 2005, SVB will make loans to the Company at the Company’s request of up to the lesser of (i) $4.0 million or (ii) a borrowing base equal to 80% of eligible accounts receivable as defined by the terms of the June 2005 Facility. These loans will bear interest at a rate equal to SVB’s prime rate plus 2.0% per annum and the agreement will expire on December 31, 2005.
3.	Convertible Debentures:
     In March 2002, the Company issued Debentures in the aggregate amount of $10.5 million in a private placement transaction. The Debentures, now due on demand but no later than March 25, 2006, are payable in cash or common stock at the Company’s option provided certain conditions are satisfied, which are currently satisfied. The Debentures bear interest at an annual rate of 5% payable quarterly in cash or common stock, at the Company’s option, provided certain conditions are satisfied, which are currently satisfied. To date, all quarterly interest payments under the Debentures have been made in cash. The conversion price of the Debentures will adjust if the Company issues additional equity or instruments convertible into equity at a price that is less than the then-effective conversion price of the Debentures. The Company has the right to require the holders to convert their Debenture holdings into common stock if the weighted average price of the Company’s common stock exceeds 175% of the conversion price for 20 consecutive trading days. The remaining Debentures totaling $2.0 million are convertible into 568,780 shares of common stock at June 30, 2005 at a price of $3.5163 per share.

     In connection with the issuance of the Debentures, the Company issued to the Debenture holders warrants (the “2002 Warrants”) to purchase an aggregate of 828,861 shares of its common stock at an exercise price of $4.2755 per share (see Note 5). The Debenture holders were also granted registration rights.
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
     Pursuant to requests from Debenture holders, the Company elected to repay $1.5 million, $3.0 million and $4.0 million of the outstanding Debentures in cash in June 2004, May 2005 and June 2005, respectively. The remaining aggregate amount of the Debentures is reflected in the accompanying balance sheets as a current liability of $9.0 million and $2.0 million as of December 31, 2004 and June 30, 2005, respectively, net of unamortized debt discount of $0.8 million and $0.1 million, as of December 31, 2004 and June 30, 2005, respectively. The net amount reflects the fair market value on the date of issuance after allocating the proceeds to the various additional components of the debt. $2.1 million in proceeds from the Debentures was allocated to the value of the warrants. Approximately $0.3 million in proceeds from the Debentures was allocated to additional paid-in capital to recognize the value of the rights of the holders to purchase shares of preferred stock, which expired in 2002, as determined by an appraisal. On the date of issuance of the Debentures, the effective conversion price of the Debentures was less than the quoted market price of the Company’s common stock. Accordingly, $0.7 million in proceeds from the Debentures was allocated to additional paid-in capital to recognize this beneficial conversion feature. The discount on the Debentures resulting from the allocation of proceeds to the value of the warrants, preferred stock rights and beneficial conversion feature is being amortized as a charge to interest expense over the four-year period until the Debentures become due in March 2006. Debt issuance costs of $0.9 million were deferred and are being amortized over the term of the Debentures.

     On May 11, 2004, the Company received a definitive, binding notice from two Debenture holders requesting the repayment in full of an aggregate of $1.5 million of the Company’s Debentures. During the three months ended June 30, 2004, the Company paid such amounts and any interest due thereon in cash pursuant to the terms of the Debentures. Because of the early repayment of $1.5 million of the outstanding Debentures during the three months ended June 30, 2004, a proportionate amount of the unamortized discount and debt issuance costs associated with these repayments were expensed and the related charge of $0.3 million was included in other expense in the statement of operations for the three months ended June 30, 2004. On April 29, 2005, the Company received a definitive, binding notice from a Debenture holder requesting the repayment in full of an aggregate of $3.0 million of the Company’s Debentures. On June 7, 2005, the Company received a definitive, binding notice from a Debenture holder requesting the repayment in full of an aggregate of $4.0 million of the Company’s Debentures. During the three months ended June 30, 2005, the Company paid such amounts and any interest due thereon in cash pursuant to the terms of the Debentures. Because of the early repayment of $7.0 million of the outstanding Debentures during the three months ended June 30, 2005, a proportionate amount of the unamortized discount and debt issuance costs associated with these repayments were expensed and the related charge of $0.5 million was included in other expense in the statement of operations for the three months ended June 30, 2005.
4.	Commitments and Contingencies:
     In January 2004, the Company received notice that a lawsuit had been filed by Paradyne Networks, Inc. (“Paradyne Networks”) of Largo, Florida, in the United States District Court for the Middle District of Florida, Tampa Division (the “Florida Court”) against the Company, seeking damages and injunctive relief, for the Company’s alleged infringement of patents owned by Paradyne Corporation (“Paradyne”), a subsidiary of Paradyne Networks.
     On May 14, 2004, the Florida Court granted the Company’s motion to dismiss the case for lack of subject matter jurisdiction and denied Paradyne Networks’ motion for leave to amend its complaint and its motion for preliminary injunction. Paradyne Networks did not appeal the decision.
     In a related matter, one of the Company’s subsidiaries, Visual Networks Operations, Inc. (“VNO”), filed a lawsuit in United States District Court for the District of Maryland, Southern Division (the “Maryland Court”), against Paradyne. This lawsuit requests declaratory judgment that Visual UpTime and Visual IP InSight do not infringe upon certain patents owned by Paradyne and that those patents are invalid and unenforceable and alleges that Paradyne’s assertion of its patents against the Company is baseless and has been for the sole purpose of obtaining an unfair competitive advantage, and that Paradyne has infringed upon certain patents owned by the Company. Paradyne filed counterclaims alleging that VNO infringes upon its patents, mirroring the Florida claims. On October 15, 2004, Paradyne filed amended counterclaims, adding allegations of willful patent infringement and unenforceability of two of the Company’s patents in the lawsuit. The Maryland lawsuit presently is in the expert discovery phase of the litigation. The Maryland Court conducted a hearing concerning patent claim construction on February 7, 2005 and issued an order on June 15, 2005. A trial date has not yet been scheduled.
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
     Litigation costs are expensed as incurred.
5.	Subsequent Events:
     On August 5, 2005, the Company entered into a definitive agreement under which the Company will issue $10 million in senior secured convertible notes (the “2005 Notes”). The 2005 Notes will be secured by a blanket lien against all of the Company’s assets and will be convertible at any time by the investors into common stock of the Company at a conversion price of $1.45 per share, which, if fully converted, represents 6,896,552 shares of the Company’s common stock. The conversion price adjusts upon the occurrence of certain events including, among other things, the Company’s issuance of equity securities or securities convertible into equity of the Company at a price less than the conversion price then in effect. The Company will have registration obligations with respect to the common stock issuable upon conversion. Shareholder approval will also be required for certain aspects of the transaction which the Company will seek following the closing of the sale.
     Under the terms of the 2005 Notes, a number of events could trigger the note holders’ right to force early repayment of the outstanding principal plus accrued and unpaid interest owed under the 2005 Notes. Events constituting an event of default include:
•	default by the Company on other indebtedness in an amount exceeding $100,000;

•	a final, non-appealable judgment or judgments rendered against the Company exceeding $250,000 in aggregate;

•	failure to meet certain covenants as defined by the terms of the 2005 Notes;

•	bankruptcy of the Company; and

•	certain other failures by the Company to perform obligations under the 2005 Notes and/or the related agreements.
     The proceeds from the issuance of the 2005 Notes will be used to pay off in full (a) the outstanding $2.0 million of Debentures (see Note 3) and (b) the outstanding amounts under the June 2005 Facility and terminate the June 2005 Facility (see Note 2). The remaining proceeds will be used for working capital and general corporate purposes. The 2005 Notes will mature on December 31, 2007. The Company will not have a prepayment right with respect to the 2005 Notes.
     In connection with the issuance of the 2005 Notes, which will be convertible into equity at a lower price than the then-effective exercise price of the 2002 Warrants (see Note 3), the exercise price of the 2002 Warrants will be adjusted from $4.2755 per share to $3.8962 per share in accordance with the terms of the 2002 Warrants. The holders of the 2002 Warrants will also be entitled to an additional 80,691 warrants so that the total number of outstanding 2002 Warrants will be increased to 909,552. The 2002 Warrants expire on March 25, 2006.

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
Overview
     We design and sell products that allow enterprises and network service providers to measure the performance of their networks and identify and monitor software applications that operate on the network. Our solutions correlate traditional network performance information with application data collected from various network locations to provide the network manager with the ability to understand the health and performance of the network and the applications traversing that network - the primary objective is to reduce or avoid expensive network and application downtime. Currently, we offer two product lines to our customers, Visual UpTime® and Visual IP InSight®. Most of our revenue is derived from the sales and licenses of Visual UpTime products, which sales represented 94% and 97% of our total revenue for the three months ended June 30, 2004 and 2005, respectively, and 94% and 97% of our total revenue for the six months ended June 30, 2004 and 2005, respectively.
     We market our products to enterprises, service providers and Value Added Resellers (“VAR’s”). We sell our products through indirect sales channels. An enterprise which desires our technology generally acquires the solution from either a service provider or a VAR. Many of our service provider channel partners have incorporated our products into their value added service offerings to enterprises. Consequently, an enterprise can choose either to utilize our solutions as part of a monthly service offered by the service providers or to purchase our solution. Enterprises that want to host their own systems may procure our solutions through a service provider resale program or through a VAR. Pursuant to agreements with us, our service provider customers purchase our products for internal use, for resale to their customers or to serve as the basis for a value-added service offering. Our major service provider customers include, among others: AT&T, BellSouth, Equant, MCI, SBC, Sprint and Verizon. The revenue generated from sales to service providers was 85% and 91% of the Company’s consolidated revenue for the three months ended June 30, 2004 and 2005, respectively, and 87% and 86% of the Company’s consolidated revenue for the six months ended June 30, 2004 and 2005, respectively. We intend to increase our efforts in the VAR channel in order to grow this distribution channel. We also intend to expand our international focus, and, during the fourth quarter of 2004, announced the opening of our European headquarters outside of London, England.
     With the appointment of Lawrence Barker as our President and Chief Executive Officer in April 2003, we began to restructure our senior management team and launch new corporate initiatives. The most important initiative involved fundamental changes to our flagship product, Visual UpTime. In 2004, we launched Visual UpTime Select™ built upon the strength of the original Visual UpTime product as the successor to Visual UpTime. Where Visual UpTime was focused solely on performance monitoring of private data networks and was sold only one way – fully loaded as a highly intelligent and capable hardware appliance, Visual UpTime Select represents a modular software approach with expanded capabilities beyond traditional performance monitoring. Visual UpTime Select is an unbundled series of discrete software modules and associated hardware appliances and agents. Now customers can purchase only those aspects of our solutions they require while preserving the capability of adding incremental features at a later date. This modular approach has made our solutions more economical for new customers when compared to the original Visual UpTime and enables us to sell additional capabilities to our installed base of end-user customers, a capability not possible under the original Visual UpTime. We announced Visual UpTime Select in October 2003, began shipping in April 2004 and by year end 2004 had essentially completed the transition from Visual UpTime to Visual UpTime Select.

     We expect to release one to two new Visual UpTime Select software modules each year for the next few years. Our first new Visual UpTime Select modules were released during the third quarter of 2004 – Select AppFlows and Select AppSummary. These two modules are focused on application discovery, monitoring and reporting. Our newest module, Select VOIP MRI, significantly enhanced our existing voice over internet protocol (“VoIP”) capabilities and was released during the second quarter of 2005.
     We incurred net losses in 2003 and in the first two quarters of 2004. However, we returned to profitability in the third and fourth quarters of 2004. We reported net income of $15,000 in 2004, compared with a net loss of $4.3 million in 2003. These improvements can be attributed to both initial success in launching Visual UpTime Select and improvement in the economy. However, during the first six months of 2005, we reported a net loss of $3.9 million. This loss was the result of lower revenues primarily due to tighter inventory control and reduced capital expenditures resulting from pending consolidation in the telecommunications industry. Sales cycles have increased to accommodate for the increased response time to customer requests from our service provider channels and the extended approval process within the service provider channel. There can be no assurance that we will return to profitability.
     On April 6, 2005, we announced a plan to realign our cost structure with an adjusted business model which reflects the changes within our distribution channels and the anticipated future revenue stream. The reorganization included a workforce reduction of approximately 25 employees throughout the Company. In connection with this plan, we recorded a restructuring charge of $716,000 during the three months ended June 30, 2005. The charge consisted primarily of employee termination costs, including severance and other benefits.
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
     The market for solutions related to applications delivery infrastructure management is intensely competitive. Increased competition may result in price reductions, reduced profit margins, reduced profitability, and the loss of market share, any of which would have a material adverse effect on our business, financial condition, and results of operations. Current competitors continue to include, among others, Paradyne, Packeteer, Concord Communications (now operating as a subsidiary of Computer Associates) and NetScout. If we are successful in the applications management marketplace, we may compete more frequently with significantly larger software companies like IBM, BMC and Computer Associates. Also, consolidations in our traditional service provider channels continue in 2005 and the impact of these consolidations on our business is uncertain.
     We are continuously enhancing Visual UpTime Select with new features and capabilities to expand our value, address new network service requirements, and support new applications. We expect to package many of these enhancements as additional, optional software modules that will be separately licensed. To compete successfully, we must be able to deliver our new product offerings through our distribution channels to enterprise end-users. To assure demand for our products, we intend to continue to strengthen our direct relationships with enterprise end-user customers and cultivate mature alternative distribution channels for bringing our products to market.

Results of Operations
     The primary statements of operations components are:
     Revenue. Our revenue consists of three types: software, hardware, and support and services. The fees we receive associated with the licensing of our software products are classified as software revenue. The sale of the hardware component of the Visual UpTime and Visual UpTime Select platforms, the analysis service element (“ASE”), is classified as hardware revenue. Visual UpTime sales are primarily hardware revenue. In contrast, Visual UpTime Select sales have unbundled software and hardware components and such sales are classified under software revenue or hardware revenue, as appropriate. Revenue associated with the licensing of Visual IP Insight is primarily classified as software revenue. Sales of technical support, professional services and training for all products are classified as support and services revenue.
     Cost of revenue and gross profit. Cost of revenue includes both software and hardware cost of revenue. Cost of revenue related to software sales has not been significant. Cost of revenue consists primarily of the direct costs of hardware purchased from contract manufacturing firms, shipping and warehouse costs, warranty repair costs and overhead expenses related to manufacturing operations. Support and services cost of revenue primarily consists of outsourced depot repair and costs associated with the employees who provide technical assistance, training and professional services.
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
Three months ended June 30, 2004 compared to three months ended June 30, 2005
     The following table presents revenue by product line:

	Three Months Ended
	June 30,
	2004	2005
	(unaudited, in thousands)
UpTime:
Visual UpTime	$9,588	$53
Visual UpTime Select	2,440	11,022
IP InSight	741	354

Continuing products	12,769	11,429

Royalties	54	9

Total revenue	$12,823	$11,438

     The following table presents the software, hardware and support and services revenue attributable to customers that individually represented more than 10% of our total revenue for each period presented:

	Three Months Ended
	June 30,
	2004	2005
	(unaudited, in thousands)
AT&T	$3,056	$2,663
Sprint	3,019	2,661
MCI	2,925	4,076
All other customers (each individually less than 10%)	3,823	2,038

Total revenue	$12,823	$11,438

Revenue, cost of revenue, and gross profit
     The table below sets forth the changes in total revenue, cost of revenue and gross profit:

	Three Months Ended
	June 30,
	(unaudited, in thousands, except percentage data)
					Increase
	2004	%*	2005	%*	(Decrease)	%**
Revenue:
Hardware	$9,091	70.9%	$3,990	34.9%	$(5,101)	(56.1)%
Software	1,514	11.8	5,413	47.3	3,899	257.5
Support and services	2,218	17.3	2,035	17.8	(183)	(8.3)

Total revenue	12,823	100.0	11,438	100.0	(1,385)	(10.8)

Cost of revenue:
Product	3,745	29.2	2,880	25.2	(865)	(23.1)
Support and services	257	2.0	195	1.7	(62)	(24.1)

Total cost of revenue	4,002	31.2	3,075	26.9	(927)	(23.2)

Gross profit	$8,821	68.8%	$8,363	73.1%	$(458)	(5.2)%

* Denotes % of total revenue for the period.
** Denotes % change from 2004 to 2005.
     The table below sets forth the changes in product revenue, product cost of revenue and product gross profit:

	Three Months Ended
	June 30,
	(unaudited, in thousands, except percentage data)
	2004	%*	2005	%*	Increase	%**
Product revenue:
Hardware	$9,091	85.7%	$3,990	42.4%	$(5,101)	(56.1)%
Software	1,514	14.3	5,413	57.6	3,899	257.5

Total product revenue	10,605	100.0	9,403	100.0	(1,202)	(11.3)

Product cost of revenue	3,745	35.3	2,880	30.6	(865)	(23.1)

Product gross profit	$6,860	64.7%	$6,523	69.4%	$(337)	(4.9)%

* Denotes % of product revenue for the period.
** Denotes % change from 2004 to 2005.

     The table below sets forth the changes in service revenue, service cost of revenue and service gross profit:

	Three Months Ended
	June 30,
	(unaudited, in thousands, except percentage data)
					Increase
	2004	%*	2005	%*	(Decrease)	%**
Support and services	$2,218	100.0%	2,035	100.0	(183)	(8.3)

Support and services cost of revenue	257	11.6	195	9.6	(62)	(24.1)

Support and services gross profit	$1,961	88.4%	$1,840	90.4%	$(121)	(6.2)%

* Denotes % of support and services revenue for the period.
** Denotes % change from 2004 to 2005.
Revenue
     Software revenue increased from period to period as we have largely transitioned to Visual UpTime Select, which has unbundled software and hardware components. This trend may be particularly true throughout 2005 compared to 2004, where the full-year effect of Visual UpTime Select sales will be reflected in our operating results. Revenue related to Visual UpTime software was $0.4 million during the second quarter of 2004. No revenue related to Visual UpTime software was recorded during the second quarter of 2005. Revenue related to Visual UpTime Select software was $1.1 million and $5.4 million during the second quarter of 2004 and 2005, respectively.
     Hardware revenue decreased from period to period primarily due to the transition from Uptime to UpTime Select. In addition, hardware unit sales to AT&T and Sprint were lower primarily due to changes in procurement practices and inventory investment possibly as a result of pending consolidation in the telecommunications industry. Revenue related to Visual UpTime hardware was $7.8 million and $0.1 million during the second quarter of 2004 and 2005, respectively. Revenue related to Visual UpTime Select hardware was $1.3 million and $3.9 million during the second quarter of 2004 and 2005, respectively.
     The average price of a Visual UpTime Select ASE is lower than the average price of a Visual UpTime ASE. This is due to Visual UpTime Select’s unbundled software and hardware components. When viewed on a comparable basis, the effective average price (software plus separately purchased hardware) of a Visual UpTime Select ASE approximated the effective average price of a Visual UpTime ASE. We are unable to predict how future Visual UpTime Select pricing will compare with historical Visual UpTime pricing on a comparable basis.
     We expect that hardware revenue will decrease as a percentage of revenue compared to 2004 as we have largely transitioned to Visual UpTime Select, which has unbundled hardware and software components.
     Support and services revenue decreased from period to period due to decreased Visual IP Insight maintenance revenue of $0.4 million, down from $0.7 million during the second quarter of 2004 to $0.3 million during the second quarter of 2005, due to technical support contracts which were not renewed. Visual UpTime and Visual UpTime Select services were $1.5 million and $1.7 million during the second quarter of 2004 and 2005, respectively.
     We expect that support and services revenue will follow the same trend as product revenue in the future.
Gross profit
     Gross profit and Gross profit on products as a percentage of revenue increased from period to period as sales of high margin software increased as we have largely transitioned to Visual UpTime Select, which has unbundled hardware and software components.

Operating expenses
     The table below sets forth the changes in operating expenses:

	Three Months Ended
	June 30,
	(unaudited, in thousands, except percentage data)
					Increase
	2004	%*	2005	%*	(Decrease)	%**
Operating expenses:
Research and development	$2,391	18.7%	$2,198	19.2%	$(193)	(8.1)%
Sales and marketing	3,968	30.9	4,298	37.5	330	8.3
General and administrative	2,278	17.8	1,528	13.4	(750)	(32.9)
Restructuring	—	—	716	6.3	716	100.0

Total operating expenses	$8,637	67.4%	$8,740	76.4%	$103	1.2%

* Denotes % of total revenue for the period.

** Denotes % change from 2004 to 2005.
     Research and development and general and administrative expense decreased from period to period primarily due to reduced employee compensation, including salaries and fringe benefits, as a result of the workforce reduction that occurred on April 6, 2005.
     Sales and marketing expense increased from period to period primarily due to increased professional services costs associated with international certification of our product suite. The workforce reduction that occurred on April 6, 2005 did not have a material impact on sales and marketing expense.
Other items
     The table below sets forth the changes in other items:

	Three Months Ended
	June 30,
	(unaudited, in thousands, except percentage data)
					Increase
	2004	%*	2005	%*	(Decrease)	%**
Other expense	$(262)	(2.0)%	$(547)	(4.8)%	$285	108.8%
Interest income	35	0.3	46	0.4	11	31.4
Interest expense	(371)	(2.9)	(291)	(2.5)	(80)	(21.6)
* Denotes % of total revenue for the period.
** Denotes % change from 2004 to 2005.
     Other expense increased from period to period due to accelerated amortization of debt discount and debt issuance costs associated with the early repayment of $7.0 million of senior secured convertible debentures (“Debentures”) in 2005 compared with the early repayment of $1.5 million of Debentures in 2004.
     Interest expense decreased from period to period due to reduced interest expense associated with the lower outstanding Debentures balance, which were $9.0 million and $2.0 million at June 30, 2004 and 2005, respectively.

Six months ended June 30, 2004 compared to six months ended June 30, 2005
     The following table presents revenue by product line:

	Six Months Ended
	June 30,
	2004	2005
	(unaudited, in thousands)
UpTime:
Visual UpTime	$20,644	$936
Visual UpTime Select	2,440	19,360
IP InSight	1,469	692

Continuing products	24,553	20,988

Royalties	111	14

Total revenue	$24,664	$21,002

     The following table presents the software, hardware, and support and services revenue attributable to customers that individually represented more than 10% of our total revenue for each period presented:

	Six Months Ended
	June 30,
	2004	2005
	(unaudited, in thousands)
AT&T	$4,246	$5,777
SBC	5,119	*
Sprint	4,847	4,229
MCI	4,788	5,397
All other customers (each individually less than 10%)	7,664	5,599

Total revenue	$26,664	$21,002

* Denotes less than 10% of total revenue for the period.
Revenue, cost of revenue, and gross profit
     The table below sets forth the changes in total revenue, cost of revenue and gross profit:

	Six Months Ended
	June 30,
	(unaudited, in thousands, except percentage data)
					Increase
	2004	%*	2005	%*	(Decrease)	%**
Revenue:
Hardware	$18,621	75.5%	$8,498	40.5%	$(10,123)	(54.4)%
Software	1,666	6.8	8,542	40.6	6,876	412.7
Support and services	4,377	17.7	3,962	18.9	(415)	(9.5)

Total revenue	24,664	100.0	21,002	100.0	(3,662)	(14.8)

Cost of revenue:
Product	6,783	27.5	6,065	28.9	(718)	(10.6)
Support and services	542	2.2	409	1.9	(133)	(24.5)

Total cost of revenue	7,325	29.7	6,474	30.8	(851)	(11.6)

Gross profit	$17,339	70.3%	$14,528	69.2%	$(2,811)	(16.2)%

* Denotes % of total revenue for the period.
** Denotes % change from 2004 to 2005.

     The table below sets forth the changes in product revenue, product cost of revenue and product gross profit:

	Six Months Ended
	June 30,
	(unaudited, in thousands, except percentage data)
	2004	%*	2005	%*	Increase	%**
Product revenue:
Hardware	$18,621	91.8%	$8,498	49.9%	$(10,123)	(54.4)%
Software	1,666	8.2	8,542	50.1	6,876	412.7

Total product revenue	20,287	100.0	17,040	100.0	(3,247)	(16.0)

Product cost of revenue	6,783	33.4	6,065	35.6	(718)	(10.6)

Product gross profit	$13,504	66.6%	$10,975	64.4%	$(2,529)	(18.7)%

* Denotes % of product revenue for the period.
** Denotes % change from 2004 to 2005.
     The table below sets forth the changes in service revenue, service cost of revenue and service gross profit:

	Six Months Ended
	June 30,
	(unaudited, in thousands, except percentage data)
					Increase
	2004	%*	2005	%*	(Decrease)	%**
Support and services	$4,377	100.0%	3,962	100.0	(415)	(9.5)

Support and services cost of revenue	542	12.4	409	10.3	(133)	(24.5)

Support and services gross profit	$3,835	87.6%	$3,553	89.7%	$(282)	(7.4)%

* Denotes % of support and services revenue for the period.
** Denotes % change from 2004 to 2005.
Revenue
     Software revenue increased from period to period as we have largely transitioned to Visual UpTime Select, which has unbundled software and hardware components. This trend may be particularly true throughout 2005 compared to 2004, where the full-year effect of Visual UpTime Select sales will be reflected in our operating results. Revenue related to Visual UpTime software was $0.5 million during the six months ended June 30, 2004. No revenue related to Visual UpTime software was recorded during the six months ended June 30, 2005. Revenue related to Visual UpTime Select software was $1.1 million and $8.4 million during the six months ended June 30, 2004 and 2005, respectively.
     Insignificant revenue related to Visual IP Insight software was recorded during the six months ended June 30, 2004. Revenue related to Visual IP Insight software was $0.1 million during the six months ended June 30, 2005. Visual IP Insight revenue often fluctuates due to the timing of orders.
     Hardware revenue decreased from period to period primarily due to the transition from Uptime to UpTime Select. In addition, hardware unit sales to SBC and Sprint were lower primarily due to changes in procurement practices and inventory investment possibly as a result of pending consolidation in the telecommunications industry. Revenue related to Visual UpTime hardware was $17.3 million and $0.9 million during the six months ended June 30, 2004 and 2005, respectively. Revenue related to Visual UpTime Select hardware was $1.3 million and $7.6 million during the six months ended June 30, 2004 and 2005, respectively.

     The average price of a Visual UpTime Select ASE is lower than the average price of a Visual UpTime ASE. This is due to Visual UpTime Select’s unbundled software and hardware components. When viewed on a comparable basis, the effective average price (software plus separately purchased hardware) of a Visual UpTime Select ASE approximated the effective average price of a Visual UpTime ASE. We are unable to predict how future Visual UpTime Select pricing will compare with historical Visual UpTime pricing on a comparable basis.
     We expect that hardware revenue will decrease as a percentage of revenue compared to 2004 as we have largely transitioned to Visual UpTime Select, which has unbundled software and hardware components.
     Support and services revenue decreased from period to period due to decreased Visual IP Insight maintenance revenue of $0.9 million, down from $1.4 million during the six months ended June 30, 2004 to $0.6 million during the six months ended June 30, 2005, due to technical support contracts which were not renewed. Visual UpTime and Visual UpTime Select services were $2.9 million and $3.4 million during the six months ended June 30, 2004 and 2005, respectively.
     We expect that support and services revenue will follow the same trend as product revenue in the future.
Gross profit
     Gross profit and Gross profit on products as a percentage of revenue decreased from period to period as fixed overhead costs remained constant while revenue levels decreased.
Operating expenses
     The table below sets forth the changes in operating expenses:

	Six Months Ended
	June 30,
	(unaudited, in thousands, except percentage data)
					Increase
	2004	%*	2005	%*	(Decrease)	%**
Operating expenses:
Research and development	5,061	20.5%	4,745	22.6%	$(316)	(6.2)%
Sales and marketing	7,772	31.5	7,965	37.9	193	2.5
General and administrative	4,452	18.1	3,900	18.6	(552)	(12.4)
Restructuring	—	—	716	3.4	716	100.0

Total operating expenses	$17,285	70.1%	$17,326	82.5%	$41	0.2%

* Denotes % of total revenue for the period.
** Denotes % change from 2004 to 2005.
     Research and development and general and administrative expense decreased from period to period primarily due to reduced employee compensation, including salaries and fringe benefits, as a result of the workforce reduction that occurred on April 6, 2005.
     Sales and marketing expense increased from period to period primarily due to increased professional services costs associated with international certification of our product suite. The workforce reduction that occurred on April 6, 2005 did not have a material impact on sales and marketing expense.

Other items
     The table below sets forth the changes in other items:

	Six Months Ended
	June 30,
	(unaudited, in thousands, except percentage data)
					Increase
	2004	%*	2005	%*	(Decrease)	%**
Other expense	$(262)	(1.1)%	$(547)	(2.6)%	$285	108.8%
Interest income	62	0.3	101	0.5	39	62.9
Interest expense	(758)	(3.1)	(620)	(3.0)	(138)	(18.2)
* Denotes % of total revenue for the period.
** Denotes % change from 2004 to 2005.
     Other expense increased from period to period due to accelerated amortization of debt discount and debt issuance costs associated with the early repayment of $7.0 million of Debentures during the six months ended June 30, 2005 compared with the early repayment of $1.5 million of Debentures during the six months ended June 30, 2004.
     Interest expense decreased from period to period due to reduced interest expense associated with the lower outstanding Debentures balance, which were $9.0 million and $2.0 million at June 30, 2004 and 2005, respectively.
Liquidity and Capital Resources
     We require substantial working capital to fund our business, particularly to finance inventories, accounts receivable, research and development activities, operating expenses and capital expenditures. Through June 30, 2005, we have financed our operations and capital expenditures primarily with the proceeds from our initial public offering (completed in February 1998), cash provided by operating activities, bank borrowings, and the proceeds from the issuance of the Debentures. Our future capital requirements will depend on many factors, including the rate of future revenue growth, if any, and the acceptance of our Visual UpTime Select product suite by our customers. If cash provided by currently available sources is not sufficient, we will be required to further reduce our expenditures for operations and/or to seek additional capital through other means that may include additional borrowings and/or the sale of equity securities or the sale of assets. There can be no assurance that additional capital will be available, or available on terms that are reasonable or acceptable to us, and our business and financial condition may be materially and adversely affected. Based on our cash balance and our revenue and expense expectations, we believe that we will have sufficient cash to operate for at least the next twelve months.
     On April 6, 2005, we announced a plan to realign our cost structure with an adjusted business model which reflects the changes within our distribution channels and the anticipated future revenue stream. The reorganization included a workforce reduction of approximately 25 employees throughout the Company. In connection with this plan, we recorded a restructuring charge of $716,000 during the three months ended June 30, 2005. The charge consisted primarily of employee termination costs, including severance and other benefits.
     At June 30, 2005, our principal source of liquidity was our existing balance of cash and cash equivalents of $4.3 million.
     Our operating activities consumed $5.1 million in cash and cash equivalents for the six months ended June 30, 2005. The primary use of cash affecting operating activities was the $3.9 million net loss. Accounts payable and accrued expenses decreased $2.3 million primarily due to payments made during the six months ended June 30, 2005 for bonus and commissions earned in 2004 as well as other payments for operations.
     Our financing activities consumed $1.7 million in cash and cash equivalents for the six months ended June 30, 2005. The primary use of cash affecting financing activities was the $7.0 million repayment of Debentures. This was offset by proceeds of $4.0 million from the line of credit agreement entered into with SVB (the “June 2005 Facility”) to provide additional capital for the repayment of Debentures. We received $1.3 million for the exercise of stock options and issuance of common stock under the employee stock purchase plan.

     On August 5, 2005, we entered into a definitive agreement under which we will issue $10 million in senior secured convertible notes (the “2005 Notes”). The 2005 Notes will be secured by a blanket lien against all of our assets and will be convertible at any time by the investors into our common stock at a conversion price of $1.45 per share, which, if fully converted, represents 6,896,552 shares of our common stock. The conversion price adjusts upon the occurrence of certain events including, among other things, our issuance of equity securities or securities convertible into our equity securities at a price less than the conversion price then in effect. We will have registration obligations with respect to the common stock issuable upon conversion. Shareholder approval will also be required for certain aspects of the transaction which we will seek following the closing of the sale.
     Under the terms of the 2005 Notes, a number of events could trigger the note holders’ right to force early repayment of the outstanding principal plus accrued and unpaid interest owed under the 2005 Notes. Events constituting an event of default include:
•	default by the Company on other indebtedness in an amount exceeding $100,000;

•	a final, non-appealable judgment or judgments rendered against the Company exceeding $250,000 in aggregate;

•	failure to meet certain covenants as defined by the terms of the 2005 Notes;

•	bankruptcy of the Company; and

•	certain other failures by the Company to perform obligations under the 2005 Notes and/or the related agreements.
     The proceeds from the issuance of the 2005 Notes will be used to pay off in full (a) the outstanding $2.0 million of Debentures (see Note 3 of Notes to the Consolidated Financial Statements) and (b) the June 2005 Facility and terminate the June 2005 Facility (see Note 2 of Notes to the Consolidated Financial Statements). The remaining proceeds will be used for working capital and general corporate purposes. The 2005 Notes will mature on December 31, 2007. We will not have a prepayment right with respect to the 2005 Notes.
     In connection with the issuance of the 2005 Notes, which will be convertible into equity at a lower price than the then-effective exercise price of the warrants issued in connection with the Debentures (the “2002 Warrants”) (see Note 3 of Notes to the Consolidated Financial Statements), the exercise price of the 2002 Warrants will be adjusted from $4.2755 per share to $3.8962 per share in accordance with the terms of the 2002 Warrants. The holders of the 2002 Warrants will also be entitled to an additional 80,691 warrants so that the total outstanding number of 2002 Warrants will be increased to 909,552. The 2002 Warrants expire on March 25, 2006.
     Future minimum payments, assuming no additional early Debenture repayments, at June 30, 2005 under the Debentures and non-cancelable operating leases are as follows (in thousands):

	Debentures	Operating Leases
2005	50	816
2006	2,023	1,132
2007	—	1,161
2008	—	1,170
Thereafter	—	1,181

Total minimum payments	2,073	$5,460

Interest element of payments	(73)

Present value of future minimum payments	2,000
Unamortized debt discount	(112)

Total Debentures	$1,888

     We have a subtenant occupying a portion of our office space under a sublease that expires in December 2005. This sublease runs co-terminus with our lease on that office space. Future minimum lease payments due from the sublessee are $0.1 million as of June 30, 2005.
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
     We have commitments related to inventory purchased by certain suppliers on our behalf. If such inventory is not used within a specified period of time or we discontinue a product for which the suppliers have made purchases or we terminate a relationship with the supplier for which we have set minimum inventory requirements, we are required to purchase the excess inventory from the suppliers. Additionally, if we cancel a purchase order placed with a supplier, we may be subject to certain costs and fees. At June 30, 2005, anticipated demand exceeds the supply of inventory. As such, we do not have a liability recorded at June 30, 2005 for inventory purchase commitments.

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
     Revenue Recognition
     We recognize revenue from, the licensing of software, the sale of hardware and the provision of support and other services. Our revenue recognition policies follow the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” and SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which summarizes existing accounting literature and requires that four criteria be met prior to the recognition of revenue. Our accounting policies regarding revenue recognition comply with the following required criteria (see Note 1 of Notes to Consolidated Financial Statements): 1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is probable. The third and fourth criteria may require us to make significant judgments or estimates, including the determination of the fair value of the undelivered elements of a sale. Historically, the revenue reserves that we have established relating to estimated returns associated with customer acceptance rights and price protection credits have been adequate. We have not provided any concessions or written off any accounts receivable relating to extended payment term arrangements. If we were to use new multiple element arrangements in our future sales efforts, a determination of the objective evidence of the fair value of the undelivered elements will be necessary and an inability to provide objective evidence could impact our ability to recognize revenue.
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
Allowance for Doubtful Accounts
     We grant credit terms without collateral to our customers. The accounts receivable balance reflects an allowance to state the balance at its estimated net realizable value that is based on assessments of the collectibility of certain problem accounts and a review of historical write-off trends at the end of each reporting period. If future events occur that negatively impact our customers, additional accounts receivable write- downs may be required. As our sales expansion strategies include the identification of alternative North America sales channels and international sales opportunities, we expect that the allowance for doubtful accounts will increase in the future.

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
     Our primary sales and marketing strategy has predominantly revolved around sales to telecommunications service providers. We expect that a significant portion of future revenue will be attributable to sales of Visual UpTime Select to service providers. The loss of or substantial decrease in business from any one of our service provider customers, which together have historically provided a majority of our revenue, could result in a substantial loss of revenue that could have a material adverse effect on our business and results of operations. Business combinations, such as the prospective MCI-Verizon and AT&T-SBC mergers, would represent significant reductions in the number of our service provider channels. The impact that these combinations may have on our revenue is uncertain. Existing service provider customers are not easily replaced because of the relatively few participants in that market. High barriers to entry due to extraordinary capital requirements and the possibility that existing service providers may merge or fail may further reduce their numbers. Furthermore, the small number of network service providers means that the reduction, delay or cancellation of orders or a delay in shipment of our products to any one service provider customer could have a material adverse effect on our revenue in any given quarter. Our anticipated dependence on sizable orders from a limited number of service provider customers will make the relationship between us and each service provider critically important to our business. Further, because our agreements do not contain minimum purchase requirements, there can be no assurance of significant business with our service provider customers on an ongoing basis. With the introduction of Visual UpTime Select, we anticipate that we will see growth in revenue from our value added reseller channel, although there can be no assurance that such growth will occur.

     If cash provided by currently available sources is not sufficient, we will be required to further reduce our expenditures for operations and/or to seek additional capital through other means which may not be available or available on terms that are reasonable or acceptable to us.
     Our future capital requirements will depend on many factors, including the rate of future revenue growth, if any, and the acceptance of our Visual UpTime Select product suite by our customers. If cash provided by currently available sources is not sufficient, we will be required to further reduce our expenditures for operations and/or to seek additional capital through other means that may include additional borrowings and/or the sale of equity securities or the sale of assets. There can be no assurance that additional capital will be available or available on terms that are reasonable or acceptable to us, and our business and financial condition may be materially and adversely affected. Based on our cash balance and our revenue and expense expectations, we believe that we will have sufficient cash to operate for at least the next twelve months.
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

     We rely on outsourced contract manufacturing services and primarily from a new single provider.
     We have outsourced the manufacture of our hardware components to a single contract manufacturer. We derive a substantial portion of our revenue from the sale of our hardware components. The contract manufacturer could decide to tighten or eliminate our credit terms due to concerns about our perceived financial condition, suspend or fail to ship products, and increase prices due to our failure to meet volume expectations.
     On March 25, 2005, we received written notice from Celestica Corporation (“Celestica”) that Celestica has exercised its right to terminate the Agreement for Electronic Manufacturing Services dated March 1, 2000, between Visual Networks Operations, Inc. (“VNO”), a wholly-owned operating subsidiary and Celestica (the “Services Agreement”). The notice states that the effective date of termination of the Services Agreement will be October 17, 2005. Pursuant to the Services Agreement, Celestica has served as our primary manufacturer of electronic products. Celestica has indicated that it will manufacture electronic products for us pursuant to the Services Agreement through September 2005.
     On June 6, 2005, VNO entered into a Professional Service Agreement (the “Agreement”) with Plexus Services Corp. (“Plexus”). Pursuant to the Agreement, Plexus will serve as our primary contract manufacturer and will be responsible for the manufacture of our hardware appliances from prototype development through high-volume production. The initial term of the Agreement is three years and the Agreement shall be automatically renewed for successive one year terms unless either party terminates. Beginning in September 2005, Plexus will manufacture substantially all of our hardware appliances.
     The change in contract manufacturers could result in substantial production delays which could require us to pay substantially higher prices in order to complete delivery of customers’ orders, having a material adverse effect on our revenue and gross profit. In addition, the quality of Plexus’s product is unknown. If the quality of Plexus’s product does not meet our requirement, we may be required to pay substantially higher prices in order to complete delivery of customers’ orders, having a material adverse effect on our revenue and gross profit. We could also experience an increase in inventory levels during the transition from Celestica which could negatively affect our liquidity.
     We may not be able to obtain critical hardware components.
     Our contract manufacturer purchases a number of critical components from vendors for which alternative sources are not currently available. Delays or interruptions in the supply of these components could result in delays or reductions in product shipments. The purchase of these components from outside suppliers on a sole source basis subjects us to risks, including the continued availability of supplies, price increases and potential quality assurance problems. While alternative suppliers may be available, these suppliers must be identified and qualified. We cannot be certain that any such suppliers will meet our required qualifications or that alternative suppliers can be identified in a timely fashion, if at all. Our contract manufacturers may not be able to obtain sufficient quantities of these components on the same or substantially the same terms. Consolidations involving suppliers could further reduce the number of component alternatives and affect the cost of such supplies. An increase in the cost of such supplies could make our products less competitive. Production delays, lower margins or less competitive product pricing could have a material adverse effect on our business and results of operations.
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

     Substantial dilution to our common stockholders could result if the holders of our financing instruments convert the instruments into common stock.
     The 2005 Notes in the amount of $10.0 million will be convertible into shares of our common stock (see Note 5 of Notes to Consolidated Financial Statements). The 2005 Notes may be converted at any time by the investors into common stock of the Company at a conversion price of $1.45 per share, which, if fully converted, represents 6,896,552 shares of the Company’s common stock. The conversion price adjusts upon the occurrence of certain events including, among other things, the Company’s issuance of equity securities or securities convertible into equity securities of the Company at a price less than the conversion price then in effect. Substantial dilution to our common stockholders could result if the holders of the 2005 Notes convert the notes into common stock.
     In connection with the issuance of the 2005 Notes, which will be convertible into equity at a lower price than the then-effective exercise price of the 2002 Warrants (see Note 5 of Notes to the Consolidated Financial Statements), the exercise price of the 2002 Warrants will be adjusted from $4.2755 per share to $3.8962 per share in accordance with their terms. The holders of the 2002 Warrants will also be entitled to an additional 80,691 number of warrants so the total outstanding number of 2002 Warrants will be increased to 909,552. The 2002 Warrants expire on March 25, 2006.
     We have an accumulated deficit of $477.0 million.
     Our net losses since 2000 have resulted in an accumulated deficit of $477.0 million at June 30, 2005. This accumulated deficit could affect our ability to raise equity financing, arrange bank financing or arrange credit from suppliers on reasonable or acceptable terms.
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
Item 3. Qualitative and Quantitative Disclosures About Market Risk
     On August 5, 2005, we entered into an agreement to issue debt in the form of the senior secured convertible notes discussed in Note 5 of Notes to Consolidated Financial Statements. The notes will bear interest at a fixed annual rate of 5% and we will not have a right to prepay the notes prior to their maturity. Our investment policy restricts us to investing only in investment-grade securities, and we may be exposed to market risk from interest rate changes. A failure of these investment securities to perform at their historical levels could reduce the interest income realized by us.
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
Item 4. Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2005, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In January 2004, the Company received notice that a lawsuit had been filed by Paradyne Networks, Inc. (“Paradyne Networks”) of Largo, Florida, in the United States District Court for the Middle District of Florida, Tampa Division (the “Florida Court”) against the Company, seeking damages and injunctive relief, for the Company’s alleged infringement of patents owned by Paradyne Corporation (“Paradyne”), a subsidiary of Paradyne Networks.
     On May 14, 2004, the Florida Court granted the Company’s motion to dismiss the case for lack of subject matter jurisdiction and denied Paradyne Networks’ motion for leave to amend its complaint and its motion for preliminary injunction. Paradyne Networks did not appeal the decision.
     In a related matter, one of the Company’s subsidiaries, Visual Networks Operations, Inc. (“VNO”), filed a lawsuit in United States District Court for the District of Maryland, Southern Division (the “Maryland Court”), against Paradyne. This lawsuit requests declaratory judgment that Visual UpTime and Visual IP InSight do not infringe upon certain patents owned by Paradyne and that those patents are invalid and unenforceable and alleges that Paradyne’s assertion of its patents against the Company is baseless and has been for the sole purpose of obtaining an unfair competitive advantage, and that Paradyne has infringed upon certain patents owned by the Company. Paradyne filed counterclaims alleging that VNO infringes upon its patents, mirroring the Florida claims. On October 15, 2004, Paradyne filed amended counterclaims, adding allegations of willful patent infringement and unenforceability of two of the Company’s patents in the lawsuit. The Maryland lawsuit presently is in the expert discovery phase of the litigation. The Maryland Court conducted a hearing concerning patent claim construction on February 7, 2005 and issued an order on June 15, 2005. A trial date has not yet been scheduled.
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
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of stockholders on June 1, 2005. The following matters were voted upon at our annual meeting:
Proposal I. Three directors were elected to serve for a term of three years, and until their successors are elected and duly qualified, with 88% of the eligible voting shares voting as follows:

	For	Withheld
Edward L. Glotzbach	30,207,121	332,699
Edward H. Kennedy	30,159,183	380,637
Peter J. Minihane	28,731,735	1,808,085
Proposal II. The selection of Grant Thornton LLP as our independent accountants for the fiscal year ending December 31, 2005 was ratified with 88% of the eligible voting shares voting as follows:

For	Against	Abstain

30,334,619	177,644	27,557
Item 5. Other Information
     On August 5, 2005, the Company entered into a definitive agreement under which the Company will issue $10 million in senior secured convertible notes (the “2005 Notes”). The 2005 Notes will be secured by a blanket lien against all of the Company’s assets and will be convertible at any time by the investors into common stock of the Company at a conversion price of $1.45 per share, which, if fully converted, represents 6,896,552 shares of the Company’s common stock. The conversion price adjusts upon the occurrence of certain events including, among other things, the Company’s issuance of equity securities or securities convertible into equity securities of the Company at a price less than the conversion price then in effect. The Company will have registration obligations with respect to the common stock issuable upon conversion. Shareholder approval will be required for certain aspects of the transaction which the Company will seek following the closing of the sale.
     Under the terms of the 2005 Notes, a number of events could trigger the note holders’ right to force early repayment of the outstanding principal plus accrued and unpaid interest owed under the 2005 Notes. Events constituting an event of default include:
•	default by the Company on other indebtedness in an amount exceeding $100,000;

•	a final, non-appealable judgment or judgments rendered against the Company exceeding $250,000 in aggregate;

•	failure to meet certain covenants as defined by the terms of the 2005 Notes;

•	bankruptcy of the Company; and

•	certain other failures by the Company to perform obligations under the 2005 Notes and/or the related agreements.
     The proceeds from the issuance of the 2005 Notes will be used to pay off in full (a) the outstanding $2.0 million of Debentures (see Note 3 of Notes to the Consolidated Financial Statements) and (b) the outstanding amounts under the June 2005 Facility and terminate the June 2005 Facility (see Note 2 of Notes to the Consolidated Financial Statements). The remaining proceeds will be used for working capital and general corporate purposes. The 2005 Notes will mature on December 31, 2007. The Company will not have a prepayment right with respect to the 2005 Notes.
     In connection with the issuance of the 2005 Notes, which will be convertible into equity at a lower price than the then-effective exercise price of the 2002 Warrants (see Note 3 of Notes to the Consolidated Financial Statements), the exercise price of the 2002 Warrants will be adjusted from $4.2755 per share to $3.8962 per share in accordance with the terms of the 2002 Warrants. The holders of the 2002 Warrants will also be entitled to an additional 80,691 warrants so that the total outstanding number of 2002 Warrants will be increased to 909,552. The 2002 Warrants expire on March 25, 2006.
Item 6. Exhibits

Exhibit Number	Description

4.1	Revolving Promissory Note of Visual Networks, Inc. and subsidiaries, dated June 17, 2005.

10.1	Loan and Security Agreement, dated June 17, 2005, by and among Visual Networks, Inc. and subsidiaries and Silicon Valley Bank. *

10.2	Amendment to Employment Agreement, dated April 21, 2005, by and between Visual Networks Operations, Inc. and Lawrence S. Barker.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISUAL NETWORKS, INC.
By:	/s/ Lawrence S. Barker
Lawrence S. Barker
President and Chief Executive Officer

Date: August 9, 2005

By:	/s/ Donald E. Clarke
Donald E. Clarke
Executive Vice President and Chief Financial Officer

Date: August 9, 2005