Form 10-K/A
period 2004-12-31
VISUAL NETWORKS INC
filed 2005-10-27
CIK 1000495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

VISUAL NETWORKS, INC. FORM 10-K

		Page

	PART II

Item 9A.	Controls and Procedures	1

	PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules	4
	Signatures	8

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) is being filed to amend Part II, Item 9a and Part IV, Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 (the “Original

10-K”). Part II, Item 9a is being amended to correct certain disclosures omitted from the Original 10-K and to add certain new information. Part IV, Item 15 is being amended to correct and re-file the following exhibits updated auditors’ consents and Rule 13a-14(a)/15d-14(a) certifications (to correct certain omissions).

PART II

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form-10K, we, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us which is required to be included in our periodic SEC filings and in ensuring that information required to be disclosed in our reports that we file or submit under the Exchange Act is accumulated and communicated and our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

(a) Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that the information required to be disclosed by us in all of the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

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

February 25, 2005

/s/ Lawrence S. Barker

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

/s/ Grant Thornton LLP

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

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules.

The following exhibits are filed or incorporated by reference as stated below:

Exhibit	Number Description
3.1$	Amended and Restated Certificate of Incorporation of the Company.

3.1.1@	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.2*	Restated By-Laws of the Company.

4.1@@	Registration Rights Agreement, dated as of March 25, 2002, between Visual Networks Inc. and the Purchasers named therein (filed as Exhibit 99.3 to the Form 8-K).

4.2@@	Form of 5% Senior Secured Convertible Debenture of Visual Networks, Inc. due March 25, 2006 (filed as Exhibit 99.2 to the Form 8-K).

4.3@@	Form of Warrant of Visual Networks, Inc., dated March 25, 2002 (filed as Exhibit 99.4 to the Form 8-K).

10.1*	1994 Stock Option Plan.

10.2*	1997 Omnibus Stock Plan, as amended.

10.2.1**	Amendment No. 2 to the 1997 Omnibus Stock Plan (related to Exhibit 10.2).

10.3*	Amended and Restated 1997 Directors’ Stock Option Plan.

10.3.1**	Amendment No. 2 to the 1997 Directors’ Stock Option Plan (related to Exhibit 10.3).

10.4!!	2000 Stock Incentive Plan, as amended.

10.4.1**	Amendment No. 1 to the 2000 Stock Incentive Plan (related to Exhibit 10.4).

10.4.2!!!!!	Amendment No. 2 to the 2000 Stock Incentive Plan (related to Exhibit 10.4).

10.5*+	Reseller/Integration Agreement, dated August 29, 1997, by and between the Company and MCI Telecommunications Corporation.

10.5.1$$$++	Second Amendment, dated November 4, 1998, to the Reseller/Integration Agreement between the Company and MCI Telecommunications Corporation (relating to Exhibit 10.5).

10.5.2&&	Agreement, dated July 25, 2002, by and between the Company and MCI WorldCom Network Services, Inc.

10.5.3!	Amendment to the Agreement by and between the Company and MCI WorldCom Network Services, Inc. (related to Exhibit 10.5.2).

10.6****++	Master Purchase of Equipment and Services Agreement, dated as of May 22, 2000, between Sprint/United Management Company and the Company.

10.6.1&&&&&	Amendment No. Two to Master Purchase Agreement, dated as of May 23, 2003, between Sprint/United Management Company and the Company (related to Exhibit 10.6).

10.6.2++	Amendment No. Three to Master Purchase Agreement, dated as of March 8, 2004, between Sprint/United Management Company and the Company (related to Exhibit 10.6).

10.7*+	General Agreement for the Procurement of Equipment, Services and Supplies, dated November 26, 1997, between the Company and AT&T Corp.

10.7.1!!!!!	Amendment No. 6 to General Agreement, dated October 27, 2004, between the Company and AT&T Corp.

10.8*	Lease Agreement, dated December 12, 1996, by and between the Company and The Equitable Life Assurance Society of the United States.

10.8.1*	Lease Amendment, dated September 2, 1997, by and between the Company and The Equitable Life Assurance Society of the United States (related to Exhibit 10.8).

10.8.2$$$	Second Lease Amendment, dated February 8, 1999, by and between the Company and TA/Western, LLC, successor to The Equitable Life Assurance Society of the United States (relating to Exhibit 10.8).

10.8.3***	Third Lease Amendment, dated January 10, 2000, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8).

10.8.4!!	Fourth Lease Amendment, dated May 17, 2000, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8).

10.8.5$$$$	Fifth Lease Amendment, dated December 29, 2003, by and between the Company and TA/ Western, LLC (relating to Exhibit 10.8 and filed herewith).

10.9&&&	2003 Stock Incentive Plan.

10.9.1&&&&&&	Amendment No. 1 to 2003 Stock Incentive Plan (related to Exhibit 10.9).

10.11!!	Lease Agreement, dated April 7, 2000, by and between Visual Networks, Inc. and TA/ Western, LLC.

10.11.1$$$$	Lease Termination Agreement, dated December 29, 2003, by and between the Company and TA/Western, LLC (relating to Exhibit 10.11 and filed herewith).

10.20$$	1999 Employee Stock Purchase Plan, as amended April 11, 2001 and January 9, 2002.

10.28&&&&&&	Employment Agreement, dated April 28, 2004, by and between the Company and Lawrence S. Barker.

10.29@@@	Nonstatutory Stock Option Grant Agreement, dated April 28, 2003, by and between the Company and Lawrence S. Barker.

10.29.1&&&&&&	Nonstatutory Stock Option Grant Agreement, dated April 14, 2004, by and between the Company and Lawrence S. Barker.

10.29.2&&&&&&	Nonstatutory Stock Option Grant Agreement, dated April 14, 2004, by and between the Company and Lawrence S. Barker.

10.33@@	Securities Purchase Agreement, dated as of March 25, 2002, between Visual Networks, Inc. and the Purchasers named therein (filed as Exhibit 99.1 to the Form 8-K).

10.36++&	Agreement for Electronic Manufacturing Services, dated March 1, 2000, by and between Visual Networks Operations, Inc. and Celestica Corporation.

10.40&&&&&&&	Employment Agreement, dated June 4, 2004, by and between the Company and Donald E. Clarke.

10.40.1&&&&&&&	Nonstatutory Stock Option Grant Agreement, dated July 12, 2004, by and between the Company and Donald E. Clarke.

10.41*****	Employment Agreement, dated February 15, 2005, by and between the Company and Mark B. Skurla.

10.50&&&&&&&	Loan and Security Agreement, dated July 12, 2004, by and among Visual Networks, Inc. and its subsidiaries and Silicon Valley Bank.

16.1@@@@	Letter from PricewaterhouseCoopers LLP dated August 20, 2004 regarding its concurrence with the statements made by the Company in the Form 8-K filed August 23, 2004 concerning the resignation of PricewaterhouseCoopers LLP as the Company’s principal accountant.

21.1*****	List of subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-41517.

**	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

***	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

****	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

*****	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

@	Incorporated herein by reference to the Company’s Registration Statement on Form S-4, No. 333-33946.

@@	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed March 27, 2002.

@@@	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003.

@@@@	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed August 23, 2004

$	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1999.

$$	Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed April 24, 2002.

$$$	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

$$$$	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

+	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application Requesting Confidential Treatment under Rule 406 of the Securities Act, filed on December 22, 1997, January 28, 1998 and February 4, 1998.

++	Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act.

!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002.

!!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2000.

!!!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001.

!!!!	Incorporated herein by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.

!!!!!	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004.

&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

&&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002.

&&&	Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2003.

&&&&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2003.

&&&&&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003.

&&&&&&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2004.

&&&&&&&	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2004.

(b) Exhibits

The exhibits required by this Item are listed under Item 15(a)(3).

(c) Consolidated Financial Statement Schedules

The consolidated financial statement schedules required by this Item is listed under Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Rockville, Maryland, on the 24th day of October, 2005.

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

/s/ Grant Thornton LLP

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

/s/ PricewaterhouseCoopers LLP

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

/s/ Grant Thornton LLP

Vienna, Virginia

February 28, 2005

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors

of Visual Networks, Inc.:

Our audit of the consolidated financial statements referred to in our report dated March 30, 2004, except as to Note 2, as to which the date is March 15, 2005, appearing in this Annual Report on Form 10-K/A also included an audit of the financial statement schedule as of and for the years ended December 31, 2002 and 2003 listed in Item 15 (a)(2) of this Form 10-K/A. In our opinion, the financial statement schedule as of and for the years ended December 31, 2002 and 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 30, 2004, except as to Note 2, as to which the date is March 15, 2005