Form 10-Q/A
period 2005-03-31
VISUAL NETWORKS INC
filed 2005-11-07
CIK 1000495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-0001

FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note
     This Quarterly Report on Form 10-Q/A (Amendment No. 1) (the “Amendment”) is being filed by the Company to amend the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2005 (the “Original 10-Q”). Part I, Item 4 is being amended to add certain disclosures not included in the Original 10-Q. Part II, Item 6 is being amended to revise the exhibit index and to re-file certain other exhibits required as a result of the Amendment.

VISUAL NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q/A
FOR THE THREE MONTHS ENDED
March 31, 2005
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 4. Controls and Procedures	1

PART II. OTHER INFORMATION
Item 6. Exhibits	1
Signatures	2

PART I — FINANCIAL INFORMATION
Item 4. Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
PART II — OTHER INFORMATION
Item 6. Exhibits

Exhibit Number	Description
10.1†	Fourth Amendment, dated March 21, 2005, to the Reseller/Integration Agreement between the Company and MCI Telecommunications Corporation.

10.2*	Nonstatutory Stock Option Grant Agreement, dated March 11, 2005, by and between the Company and Mark B. Skurla.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1$	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2$	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2005.

†	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.
$	Previously furnished as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2005.

1

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISUAL NETWORKS, INC.
By:	/s/ Lawrence S. Barker
Lawrence S. Barker
President and Chief Executive Officer

Date: November 7, 2005

By:	/s/ Donald E. Clarke
Donald E. Clarke
Executive Vice President and Chief Financial Officer

Date: November 7, 2005

2