Form 10-Q/A
period 2005-06-30
VISUAL NETWORKS INC
filed 2005-11-07
CIK 1000495

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

Explanatory Note
     This Quarterly Report on Form 10-Q/A (Amendment No. 1) (the “Amendment”) is being filed by the Company to amend the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2005 (the “Original 10-Q”). Part I, Item 4 is being amended to add certain disclosures not included in the Original 10-Q. Part II, Item 6 is being amended to re-file Exhibit 10.1 as a result of the Company’s amended request for confidential treatment and to re-file certain other exhibits required as a result of the Amendment.

VISUAL NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q/A
FOR THE THREE MONTHS ENDED
June 30, 2005
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
PART II — OTHER INFORMATION
Item 6. Exhibits

Exhibit Number	Description
4.1*	Revolving Promissory Note of Visual Networks, Inc. and subsidiaries, dated June 17, 2005.

10.1†	Loan and Security Agreement, dated June 17, 2005, by and among Visual Networks, Inc. and subsidiaries and Silicon Valley Bank.

10.2*	Amendment to Employment Agreement, dated April 21, 2005, by and between Visual Networks Operations, Inc. and Lawrence S. Barker.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1$	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2$	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2005.

†	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.
$	Previously furnished as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2005.

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