Form 10-Q
period 2005-09-30
VISUAL NETWORKS INC
filed 2005-11-09
CIK 1000495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-0001

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended September 30, 2005
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     The number of outstanding shares of the Registrant’s Common Stock, par value $.01 per share, as of November 7, 2005 was 34,777,472 shares.

VISUAL NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED
September 30, 2005

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
VISUAL NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	September 30,
	2004	2005
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,317	$10,292
Accounts receivable, net of allowance of $399 and $348, respectively	9,335	7,921
Inventory, net	3,822	3,000
Other current assets	940	566

Total current assets	25,414	21,779
Property and equipment, net	2,001	1,420

Total assets	$27,415	$23,199

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,341	$8,423
Deferred revenue	3,388	1,769
Convertible debentures, net of unamortized debt discount of $837	8,163	—

Total current liabilities	20,892	10,192
Long-term debt, net of unamortized debt discount of $1,813	—	8,187

Total Liabilities	20,892	18,379

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized, 33,981,840 and 34,676,008 shares issued and outstanding, respectively	340	346
Additional paid-in capital	477,343	478,708
Warrants	2,087	2,087
Deferred compensation	(143)	(44)
Accumulated deficit	(473,104)	(476,277)

Total stockholders’ equity	6,523	4,820

Total liabilities and stockholders’ equity	$27,415	$23,199

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Revenue:
Hardware	$9,021	$5,337	$27,642	$13,835
Software	2,616	4,197	4,282	12,739
Support and services	2,180	2,038	6,557	6,000

Total revenue	13,817	11,572	38,481	32,574

Cost of revenue:
Product	4,001	3,195	10,784	9,260
Support and services	283	198	825	607

Total cost of revenue	4,284	3,393	11,609	9,867

Gross profit	9,533	8,179	26,872	22,707

Operating expenses:
Research and development	2,378	2,045	7,439	6,790
Sales and marketing	4,054	3,982	11,826	11,947
General and administrative	2,560	1,917	7,012	5,817
Restructuring	—	—	—	716

Total operating expenses	8,992	7,944	26,277	25,270

Income (loss) from operations	541	235	595	(2,563)
Other expense	—	(125)	(262)	(672)
Settlement of litigation	—	(725)	—	(725)
Gain on derivative liability	—	1,931	—	1,931
Interest income	36	46	98	147
Interest expense	(331)	(671)	(1,089)	(1,291)

Net income (loss)	$246	$691	$(658)	$(3,173)

Basic and diluted earnings (loss) per share	$0.01	$0.02	$(0.02)	$(0.09)

Basic weighted-average shares outstanding	33,283	34,784	33,160	34,509

Diluted weighted-average shares outstanding	35,125	35,158	33,160	34,509

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the
	Nine Months Ended
	September 30,
	2004	2005
Cash Flows From Operating Activities:
Net loss	$(658)	$(3,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,063	968
Non-cash interest expense	718	536
Gain on derivative liability	—	(1,931)
Early extinguishment of debt	262	672
Bad debt expense (recovery)	52	(51)
Non-cash compensation expense	154	99
Provision for excess and obsolete inventory	492	226
Changes in assets and liabilities:
Accounts receivable	(4,358)	1,465
Inventory	(303)	596
Other assets	(587)	120
Accounts payable and accrued expenses	1,297	(916)
Deferred revenue	(1,240)	(1,619)

Net cash used in operating activities	(3,108)	(3,008)

Cash Flows From Investing Activities:
Sales of short-term investments	1,530	—
Expenditures for property and equipment	(762)	(387)

Net cash provided by (used in) investing activities	768	(387)

Cash Flows From Financing Activities:
Repayment of debentures	(1,500)	(9,000)
Proceeds from long-term debt	—	10,000
Exercise of stock options and issuance of common stock under the employee stock purchase plan	686	1,370

Net cash (used in) provided by financing activities	(814)	2,370

Net decrease in cash and cash equivalents	(3,154)	(1,025)
Cash and cash equivalents, beginning of period	15,671	11,317

Cash and cash equivalents, end of period	$12,517	$10,292

Supplemental Cash Flow Information:
Cash paid for interest	$371	$755

The accompanying notes are an integral part of these consolidated financial statements.

VISUAL NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
1. Nature of Operations and Significant Accounting Policies:
     Visual Networks, Inc. (the “Company”) is a leading provider of network and application performance management solutions.
Risk Factors
     The Company is subject to certain risks and uncertainties which could affect its ability to continue as a going concern and materially and adversely affect its financial condition and results of operations. These risks and uncertainties include, but are not limited to: our dependence on sales to telecommunications service providers, the sufficiency of currently available cash, the possibility of defaulting on the senior secured convertible notes (see Note 4), reliance on one subcontract manufacturer, availability of hardware components, customer migration to Visual UpTime® Select™, dilution to our common stockholders, the Company’s history of losses and the size of its accumulated deficit, uncertainty about future profitability, the possibility of being unable to recruit or retain skilled personnel, potential intellectual property litigation, the effect of stock compensation expense on earnings, long sales cycles, rapidly changing technology, competition from several market segments, potential errors in the Company’s products or services, and anti-takeover protections that may delay or prevent a change in control that could benefit stockholders.
     The future success of the Company will depend upon its ability to generate adequate cash for operating and capital needs. The Company is relying on its existing balance of cash and cash equivalents ($10.3 million at September 30, 2005), a recently signed investment in senior secured convertible notes (see Note 4), future sales and the collection of related accounts receivable to meet its future operating cash requirements. If cash provided by these sources is inadequate, the Company will be required to further reduce its expenditures for operations or to seek additional capital through other means that may include additional borrowings, the sale of equity securities or the sale of assets. Under those circumstances, there can be no assurances that additional capital would be available under reasonable or acceptable terms, particularly in light of the Company’s history of losses and accumulated deficit position.
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
     These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, the comparative financial statements for the periods presented herein include all adjustments that are normal and recurring which are necessary for a fair presentation of results for the interim periods. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results that will be achieved for the year ended December 31, 2005.

Principles of Consolidation
     The consolidated financial statements include the accounts of Visual Networks, Inc. and its wholly owned subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation.
Inventory
     Inventory, stated at the lower of cost or market, with costs determined on the first-in, first-out basis, consists of the following at(in thousands):

	December 31,	September 30,
	2004	2005
		(Unaudited)
Raw materials	$1,138	$1,286
Work-in-progress	—	197
Finished goods	4,902	3,329

Inventory, gross	6,040	4,812
Reserve for excess and obsolete inventory	(2,218)	(1,812)

Inventory, net	$3,822	$3,000

     The Company writes down its inventory to the lower of cost or market value based on assumptions about future demand and market conditions. The following table summarizes the activity in the Company’s reserve for excess and obsolete inventory during the three months ended September 30, 2004 and 2005 (in thousands):

	2004	2005
Balance, beginning of period	$2,811	$1,829
Provision for excess and obsolete inventory	78	109
Sale of previously reserved inventory	—	(54)
Actual inventory scrapped	—	(72)

Balance, end of period	$2,889	$1,812

     The following table summarizes the activity in the Company’s reserve for excess and obsolete inventory during the nine months ended September 30, 2004 and 2005 (in thousands):

	2004	2005
Balance, beginning of period	$3,638	$2,218
Provision for excess and obsolete inventory	492	226
Sale of previously reserved inventory	(66)	(397)
Actual inventory scrapped	(1,175)	(235)

Balance, end of period	$2,889	$1,812

Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following at(in thousands):

	December 31,	September 30,
	2004	2005
		(Unaudited)
Accounts payable	$1,940	$1,524
Accrued compensation	2,108	1,546
Deferred rent	434	418
Accrued warranty	384	384
Accrued litigation settlement	—	725
Other accrued expenses	4,475	3,826

Total	$9,341	$8,423

Revenue Recognition
     The Company’s products and services include software, hardware, professional services and technical support. The Company sells its products directly to telecommunications service providers, through resellers (indirect channels) and, occasionally, to end-user customers. The Company recognizes revenue from software licensing in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition.” The Company recognizes revenue from the sale of hardware in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which summarizes existing accounting literature and requires that four criteria be met prior to the recognition of revenue. The Company’s accounting policies regarding revenue recognition comply with the following criteria: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is probable. Professional services and technical support revenues are included in support and services revenue in the accompanying consolidated statements of operations.
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
     The Company has agreements with certain telecommunications service providers that provide price protection in the event that more favorable prices and terms are granted to any other similarly situated customer. When required, reserves for estimated price protection credits are established by the Company concurrently with the recognition of revenue. The Company monitors the factors that influence the pricing of its products and service provider inventory levels and makes adjustments to these reserves when management believes that actual price protection credits may differ from established estimates.
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
     The following is a summary of the change in the Company’s accrued warranty costs during the three months ended September 30, 2004 and 2005 (in thousands):

	2004	2005
Balance, beginning of period	$428	$384
Provisions for warranty	—	8
Settlements made	(11)	(8)

Balance, end of period	$417	$384

     The following is a summary of the change in the Company’s accrued warranty costs during the nine months ended September 30, 2004 and 2005 (in thousands):

	2004	2005
Balance, beginning of period	$425	$384
Provisions for warranty	52	29
Settlements made	(60)	(29)

Balance, end of period	$417	$384

Segment Reporting and Significant Customers
     SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. Management has concluded that the Company’s operations occur in one segment only based upon the information used by management in evaluating the performance of the business. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The revenue and assets of the Company’s foreign subsidiaries and subsidiaries operating in foreign countries were less than 10% of consolidated revenue and assets. As of September 30, 2004 three customers individually represented 31%, 28%, and 18% of accounts receivable. As of September 30, 2005 four customers individually represented 22%, 19%, 18% and 12% of accounts receivable. Three customers individually represented 29%, 28% and 15% of revenue for the three months ended September 30, 2004. Four customers individually represented 24%, 20%, 19% and 16% of revenue for the three months ended September 30, 2005. Four customers individually represented 23%, 21%, 18% and 15% of revenue for the nine months ended September 30, 2004. Three customers individually represented 26%, 24% and 20% of revenue for the nine months ended September 30, 2005. The Company’s major telecommunications service provider customers include, among others: AT&T, BellSouth, Equant, MCI, SBC, Sprint and Verizon. The revenue generated from sales to service providers was 88% and 74% of the Company’s consolidated revenue for the three months ended September 30, 2004 and 2005, respectively. The revenue generated from sales to service providers was 87% and 81% of the Company’s consolidated revenue for the nine months ended September 30, 2004 and 2005, respectively. The agreements with the Company’s significant customers do not obligate these customers to make any minimum purchases from the Company.
Accounting for Stock Options
     During 2004, the Company granted non-qualified stock options to purchase 465,213 shares of common stock to employees under the 1997 Non-Qualified Stock Option Plan at an issuance price that was less than the fair market value of the Company’s common stock and recorded deferred compensation of $330,000. The deferred compensation is being amortized over the vesting period of the stock options, which is 20% as of the grant date and the remaining portion over 24 equal monthly installments after the grant date. As a result, the Company recorded compensation expense of approximately $33,000 during each of the three months ended September 30, 2004 and 2005 and $154,000 and $99,000 during each of the nine months ended September 30, 2004 and 2005, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net earnings (loss), as reported	$246	$691	$(658)	$(3,173)
Add: Stock-based employee compensation expense included in reported net earnings (loss)	33	33	154	99
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(765)	(446)	(3,197)	(1,196)

Pro forma net earnings (loss)	$(486)	$278	$(3,701)	$(4,270)

Earnings (loss) per share:
Basic and diluted: as reported	$0.01	$0.02	$(0.02)	$(0.09)

Basic and diluted: pro forma	$(0.01)	$0.01	$(0.11)	$(0.12)

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants as indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Dividend yield	None	None	None	None
Expected volatility	67%	52%	67%	65%
Risk-free interest rate	3.53%	4.05%	3.41%	3.93%
Expected term (in years)	5	5	5	5
     The weighted-average grant-date fair value per share of options granted was $1.40 and $0.79 during the three months ended September 30, 2004 and 2005, respectively, and $1.57 and $1.06 during the nine months ended September 30, 2004 and 2005, respectively.
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
     Options and warrants to purchase 10,544,748 and 8,498,836 shares of common stock were outstanding at September 30, 2004 and 2005, respectively. The dilutive effect of certain options resulted in the addition of 1,841,736 and 373,604 shares in the computation of diluted earnings per share for the three months ended September 30, 2004 and 2005, respectively. Options and warrants outstanding at September 30, 2004 and 2005 were not included in the computation of diluted loss per share for the nine months ended September 30, 2004 and 2005 as their effect would be anti-dilutive. The effect of the convertible debentures issued in March 2002 (see Note 3) that were convertible into 2,559,509 shares of common stock at September 30, 2004 has not been included in the computation of diluted earnings and loss per share for the three or nine months ended September 30, 2004 as their effect would be anti-dilutive. The effect of the senior secured convertible notes issued in August 2005 (see Note 4) that were convertible into 6,896,552 shares of common stock at September 30, 2005 has not been included in the computation of diluted earnings and loss per share for the three or nine months ended September 30, 2005 as their effect would be anti-dilutive.

     The computation of the earnings or loss per share is as follows (unaudited, in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net earnings (loss)	$246	$691	$(658)	$(3,173)

Basic weighted-average number of shares of common stock outstanding	33,283	34,784	33,160	34,509
Add: treasury stock effect of options	1,842	374	—	—

Diluted weighted-average number of shares of common stock outstanding	35,125	35,158	33,160	34,509

Earnings (loss) per common share:
Basic	$0.01	$0.02	$(0.02)	$(0.09)

Diluted	$0.01	$0.02	$(0.02)	$(0.09)

Restructuring Charges
     SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for the initial measurement of the liability.
     On April 6, 2005, the Company announced a plan to realign its cost structure with an adjusted business model which reflects procurement changes within the Company’s distribution channels and the related effect on the Company’s anticipated future revenue stream. The reorganization included a workforce reduction of approximately 25 employees throughout the Company. In connection with this plan, the Company recorded a restructuring charge of $716,000 during the three months ended June 30, 2005. The charge consisted primarily of employee termination costs, including severance and other benefits. As of September 30, 2005, all of the costs were paid.
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
2. Line of Credit:
     On June 21, 2005, the Company and Silicon Valley Bank (“SVB”) entered into a $4.0 million line of credit agreement (the “June 2005 Facility”). The Company entered into the June 2005 Facility primarily to provide additional capital for the repayment of senior secured convertible debentures (see Note 3) during the three months ended June 30, 2005 (see Note 3). On June 21, 2005, the Company requested and SVB paid $4.0 million under the June 2005 Facility. These loans accrued interest at a rate equal to SVB’s prime rate plus 6.0% per annum and had an expiration date of October 31, 2005. On August

8, 2005, the Company issued $10 million in senior secured convertible notes (see Note 4), the proceeds of which were used in part to repay in full the $4.0 million outstanding under the June 2005 Facility. Upon repayment, the June 2005 Facility was terminated.
3. Convertible Debentures:
     In March 2002, the Company issued senior secured convertible debentures (the “Debentures”) in the aggregate amount of $10.5 million in a private placement transaction. The Debentures were payable in cash or common stock at the Company’s option provided certain conditions were satisfied. The Debentures accrued interest at an annual rate of 5% payable quarterly in cash or common stock, at the Company’s option, provided certain conditions were satisfied. The conversion price of the Debentures was to adjust if the Company issued additional equity or instruments convertible into equity at a price that was less than the then-effective conversion price of the Debentures. The Company had the right to require the holders to convert their Debenture holdings into common stock if the weighted average price of the Company’s common stock exceeded 175% of the conversion price for 20 consecutive trading days.
     In connection with the issuance of the Debentures, the Company issued to the Debenture holders warrants (the “2002 Warrants”) to purchase an aggregate of 828,861 shares of its common stock at an exercise price of $4.2755 per share. In connection with the issuance of the $10 million in senior secured convertible notes (see Note 4) in August 2005, which are convertible into equity at a lower price than the then-effective exercise price of the 2002 Warrants, the exercise price of the 2002 Warrants was adjusted from $4.2755 per share to $3.8962 per share in accordance with the terms of the 2002 Warrants. The holders of the 2002 Warrants were also entitled to an additional 80,691 warrants so that the total number of outstanding 2002 Warrants was increased to 909,552. The 2002 Warrants expire on March 25, 2006.
     Because the Company did not meet the 2003 earnings target set forth in the Debentures, the Debenture holders were able to require the Company to repay, in whole or in part, at any time and from time to time, the outstanding principal amount of their Debenture holdings, plus accrued interest. Pursuant to requests from Debenture holders, the Company elected to repay $1.5 million, $3.0 million, $4.0 million and $2.0 million of the outstanding Debentures in cash in June 2004, May 2005, June 2005 and August 2005, respectively. Following the payment in August 2005, the Debentures were paid in full. As of December 31, 2004, the remaining aggregate amount of the Debentures is reflected in the accompanying balance sheets as a current liability of $9.0 million, net of unamortized debt discount of $0.8 million. The net amount reflects the fair market value on the date of issuance after allocating the proceeds to the various additional components of the debt. $2.1 million in proceeds from the Debentures was allocated to the value of the warrants. Approximately $0.3 million in proceeds from the Debentures was allocated to additional paid-in capital to recognize the value of the rights of the holders to purchase shares of preferred stock, which expired in 2002, as determined by an appraisal. On the date of issuance of the Debentures, the effective conversion price of the Debentures was less than the quoted market price of the Company’s common stock. Accordingly, $0.7 million in proceeds from the Debentures was allocated to additional paid-in capital to recognize this beneficial conversion feature. The discount on the Debentures resulting from the allocation of proceeds to the value of the warrants, preferred stock rights and beneficial conversion feature was amortized as a charge to interest expense over the term of the Debentures. Debt issuance costs of $0.9 million were deferred and were amortized over the term of the Debentures.
     On May 11, 2004, the Company received a definitive, binding notice from two Debenture holders requesting the repayment in full of an aggregate of $1.5 million of the Company’s Debentures. During the three months ended June 30, 2004, the Company paid such amounts and any interest due thereon in cash pursuant to the terms of the Debentures. Because of the early repayment of $1.5 million of the outstanding Debentures during the three months ended June 30, 2004, a proportionate amount of the unamortized discount and debt issuance costs associated with these repayments was expensed and the related charge of $0.3 million was included in other expense in the statement of operations for the three months ended June 30, 2004. On April 29, 2005, the Company received a definitive, binding notice from a Debenture holder requesting the repayment in full of an aggregate of $3.0 million of the Company’s Debentures. On June 7, 2005, the Company received a definitive, binding notice from a Debenture holder requesting the repayment in full of an aggregate of $4.0 million of the Company’s Debentures. During the three months ended June 30, 2005, the Company paid such amounts and any interest due thereon in cash pursuant to the terms of the Debentures. Because of the early repayment of $7.0 million of the outstanding Debentures during the three months ended June 30, 2005, a proportionate amount of the unamortized discount and debt issuance costs associated with these repayments was expensed and the related charge of $0.5 million was included in other expense in the statement of operations for the three months ended June 30, 2005. On August 8, 2005, the Company issued $10 million in senior secured convertible notes (see Note 4), the proceeds of which were used in part to repay in full the remaining $2.0 million of outstanding Debentures. Because of the early repayment of $2.0 million of the outstanding Debentures during the three months ended September 30, 2005, a proportionate amount of the unamortized discount and debt issuance costs associated with these repayments was expensed and the related charge of $0.1 million was included in other expense in the statement of operations for the three months ended September 30, 2005.
4. Convertible Notes
     On August 8, 2005, the Company issued $10 million in senior secured convertible notes (the “2005 Notes”) in a private placement offering. The 2005 Notes are due December 31, 2007 and bear interest at an annual rate of 5% payable semi-annually in cash. The 2005 Notes are secured by a first priority lien on all of the Company’s assets. The 2005 Notes may be converted initially into 6,896,552 shares of the Company’s common stock at the option of the holders at a price of $1.45 per share, subject to certain adjustments. The conversion price of the 2005 Notes will adjust in certain circumstances, including, among other things, if the Company issues additional shares of its common stock or other instruments convertible into its common stock at a price that is less than the then effective conversion price of the 2005 Notes. The Company can require conversion of the 2005 Notes into common stock if the closing bid price of its common stock equals or exceeds $3.75 (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of the Company’s common stock occurring after August 5, 2005) for a period of 20 consecutive days after August 8, 2006; provided, however, that the Company can require conversion of not more than 20% of the initial amount of outstanding 2005 Notes in any three-month period. The Company has registration obligations with respect to the common stock issuable upon conversion. The 2005 Notes are not convertible until the Company’s stockholders have approved the issuance of the shares of common stock issuable upon conversion of the 2005 Notes.
     Under the terms of the 2005 Notes, a number of events could trigger the note holders’ right to force early repayment of the outstanding principal plus accrued and unpaid interest owed under the 2005 Notes and any other remedy available under the 2005 Notes. Events constituting an event of default include:
•	failure to obtain stockholder approval for the issuance of shares of common stock issuable upon conversion of the 2005 Notes by December 6, 2005;

•	default by the Company on other indebtedness in an amount exceeding $100,000;

•	a final, non-appealable judgment or judgments rendered against the Company exceeding $250,000 in the aggregate;

•	failure to meet certain covenants as defined by the terms of the 2005 Notes;

•	bankruptcy of the Company; and

•	certain other failures by the Company to perform obligations under the 2005 Notes and/or the related agreements.

     The proceeds from the issuance of the 2005 Notes were used to repay in full (a) the outstanding $2.0 million of Debentures (see Note 3) and (b) the outstanding amounts under the June 2005 Facility, which terminated the June 2005 Facility (see Note 2). The remaining proceeds will be used for working capital and general corporate purposes. The Company does not have a prepayment right with respect to the 2005 Notes.
     SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” defines a derivative financial instrument and addresses financial accounting and reporting related to such instruments. Because the 2005 Notes contain a beneficial conversion feature that meets the definition of a derivative financial instrument as prescribed by SFAS No. 133, the Company initially recorded this beneficial conversion feature as a liability as prescribed by Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The derivative liability is measured as the difference between the market price of the Company’s common stock and the conversion price at the inception of the agreement and the liability will be revalued through earnings at each balance sheet date until the liability accounting ends. On the issuance date of the 2005 Notes, the Company’s common stock price exceeded the conversion price and a derivative liability of $1.9 million was recorded. At September 30, 2005, the conversion price exceeded the market price of the Company’s common stock and the derivative liability was revalued through earnings resulting in a gain of $1.9 million during the three months ended September 30, 2005. The liability accounting will end upon the stockholders approval of the issuance of shares of common stock issuable upon conversion of the 2005 Notes. The Company expects to secure such approval by December 6, 2005.
5. Commitments and Contingencies:
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
     Pursuant to the terms of a confidential settlement agreement entered into on March 11, 2005 (the “March Settlement Agreement”) between Paradyne and VNO, Paradyne has agreed to dismiss its patent claims against Visual IP Insight. VNO has agreed to dismiss its unfair competition claim against Paradyne with respect to Visual IP Insight and pay royalties to Paradyne through the remaining life of Paradyne’s patents in the amount of 1% of revenue recognized by the Company from the licensing and distribution of Visual IP Insight. On March 15, 2005, the Maryland Court approved a Stipulation of Partial Dismissal submitted by the parties concerning the patent claims against Visual IP InSight and the unfair competition claim against Paradyne. All other claims remained outstanding.

     On October 4, 2005, VNO entered into a settlement agreement (the “October Settlement Agreement”) with Paradyne and Zhone Technologies, Inc. in connection with the pending lawsuit (the “Lawsuit”) between the companies in the United States District Court for the District of Maryland. Pursuant to the October Settlement Agreement, the Company and Paradyne have agreed to a complete settlement of the Lawsuit and the Company has agreed to pay to Paradyne a lump sum payment of $725,000 which has been accrued in the financial statements as of September 30, 2005. The parties filed a stipulation of dismissal with the court to dismiss the case with prejudice. On October 5, 2005, the court approved the dismissal of the Lawsuit with prejudice. The October Settlement Agreement supersedes and renders null and void the March Settlement Agreement between the parties.
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
Overview
     We design and sell products that allow enterprises and network service providers to measure the performance of their networks and identify and monitor software applications that operate on the network. Our solutions correlate traditional network performance information with application data collected from various network locations to provide the network manager with the ability to understand the health and performance of the network and the applications traversing that network - the primary objective is to reduce or avoid expensive network and application downtime. Currently, we offer two product lines to our customers, Visual UpTime® and Visual IP InSight®. Most of our revenue is derived from the sales and licenses of Visual UpTime products, which sales represented 97% of our total revenue for the three months ended September 30, 2004 and 2005 and 95% and 97% of our total revenue for the nine months ended September 30, 2004 and 2005, respectively.
     We market our products to enterprises, telecommunications service providers and value added resellers (“VAR’s”). We sell our products through indirect sales channels. An enterprise which desires our technology generally acquires the solution from either a service provider or a VAR. Many of our service provider channel partners have incorporated our products into their value added service offerings to enterprises. Consequently, an enterprise can choose either to utilize our solutions as part of a monthly service offered by the service providers or to purchase our solution. Enterprises that want to host their own systems may procure our solutions through a service provider resale program or through a VAR. Pursuant to agreements with us, our service provider customers purchase our products for internal use, for resale to their customers or to serve as the basis for a value-added service offering. Our major service provider customers include, among others: AT&T, BellSouth, Equant, MCI, SBC, Sprint and Verizon. The revenue generated from sales to service providers was 88% and 74% of the Company’s consolidated revenue for the three months ended September 30, 2004 and 2005, respectively, and 87% and 81% of the Company’s consolidated revenue for the nine months ended September 30, 2004 and 2005, respectively. We intend to increase our efforts in the VAR channel in order to grow this distribution channel. We also intend to expand our international focus, and, during the fourth quarter of 2004, announced the opening of our European headquarters outside of London, England and, during the third quarter of 2005, announced the appointment of a director of sales for our newly established Asia/Pacific operations.
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
     We expect to release one to two new Visual UpTime Select software modules each year for the next few years. Our first new Visual UpTime Select modules were released during the third quarter of 2004 – Select AppFlows and Select AppSummary. These two modules are focused on application discovery, monitoring and reporting. Our newest module, Select VOIP, significantly enhanced our existing voice over internet protocol (“VoIP”) capabilities and was released during the second quarter of 2005.
     We incurred net losses in 2003 and in the first two quarters of 2004. However, we returned to profitability in the third and fourth quarters of 2004. We reported net income of $15,000 in 2004, compared with a net loss of $4.3 million in 2003. These improvements can be attributed to both initial success in launching Visual UpTime Select and improvement in the economy. However, during the first nine months of 2005, we reported a net loss of $3.2 million. This loss was the result of lower revenues primarily due to tighter inventory control and reduced capital expenditures resulting from pending consolidation in the telecommunications industry. Sales cycles have increased to accommodate for the increased response time to customer requests from our service provider channels and the extended approval process within the service provider channel. There can be no assurance that we will return to profitability.
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
     Based on our current cost structure, our ability to generate net income in the future is, in large part, dependent on our success in achieving quarterly revenue of at least $11.5 million to $12.0 million, achieving quarterly gross margins of approximately 70%, and maintaining or further reducing operating expenses. Due to market conditions, competitive pressures, and other factors beyond our control, there can be no assurances that we will be able to meet these goals. In the event that the anticipated revenue goals are not met, we may not be profitable and we may be required to further reduce our cost structure.
     The market for solutions related to applications delivery infrastructure management is intensely competitive. Increased competition may result in price reductions, reduced profit margins, reduced profitability, and the loss of market share, any of which would have a material adverse effect on our business, financial condition, and results of operations. Current competitors continue to include, among others, Paradyne (now operating as a subsidiary of Zhone Technologies), Packeteer, Concord Communications (now operating as a subsidiary of Computer Associates) and NetScout. If we are successful in the applications management marketplace, we may compete more frequently with significantly larger software companies like IBM, BMC and Computer Associates. Also, consolidations in our traditional service provider channels continue in 2005 and the impact of these consolidations on our business is uncertain.
     We are continuously enhancing Visual UpTime Select with new features and capabilities to expand our value, address new network service requirements, and support new applications. We expect to package many of these enhancements as optional software modules that will be separately licensed. To compete successfully, we must be able to deliver our new product offerings through our distribution channels to enterprise end-users. To assure demand for our products, we intend to continue to strengthen our direct relationships with enterprise end-user customers and cultivate mature alternative distribution channels for bringing our products to market.

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
     Cost of revenue and gross profit. Cost of product revenue includes both software and hardware cost of revenue. Cost of revenue related to software sales has not been significant. Cost of revenue related to hardware sales consists primarily of the direct costs of hardware purchased from contract manufacturing firms, shipping and warehouse costs, warranty repair costs and overhead expenses related to manufacturing operations. Support and services cost of revenue primarily consists of outsourced depot repair and costs associated with the employees who provide technical assistance, training and professional services.
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
Three months ended September 30, 2004 compared to three months ended September 30, 2005
     The following table presents revenue by product line (unaudited, in thousands):

	Three Months Ended
	September 30,
	2004	2005
UpTime:
Visual UpTime	$8,089	$—
Visual UpTime Select	5,321	11,235
IP InSight	407	324

Continuing products	13,817	11,559

Royalties	—	13

Total revenue	$13,817	$11,572

     The following table presents the software, hardware and support and services revenue attributable to customers that individually represented more than 10% of our total revenue for each period presented (unaudited, in thousands):

	Three Months Ended
	September 30,
	2004	2005
AT&T	$3,992	$2,773
Sprint	3,896	2,139
MCI	2,101	2,350
Interlink Communications Systems	*	1,894
All other customers (each individually less than 10%)	3,828	2,416

Total revenue	$13,817	$11,572

*	Denotes less than 10% of total revenue for the period.
Revenue, cost of revenue, and gross profit
     The table below sets forth the changes in total revenue, cost of revenue and gross profit (unaudited, in thousands, except percentage data):

	Three Months Ended
	September 30,
					Increase
	2004	%*	2005	%*	(Decrease)	%**
Revenue:
Hardware	$9,021	65.3	$5,337	46.1	$(3,684)	(40.8)
Software	2,616	18.9	4,197	36.3	1,581	60.4
Support and services	2,180	15.8	2,038	17.6	(142)	(6.5)

Total revenue	13,817	100.0	11,572	100.0	(2,245)	(16.2)

Cost of revenue:
Product	4,001	29.0	3,195	27.6	(806)	(20.1)
Support and services	283	2.0	198	1.7	(85)	(30.0)

Total cost of revenue	4,284	31.0	3,393	29.3	(891)	(20.8)

Gross profit	$9,533	69.0	$8,179	70.7	$(1,354)	(14.2)

*	Denotes % of total revenue for the period

**	Denotes % change from 2004 to 2005
     The table below sets forth the changes in product revenue, product cost of revenue and product gross profit (unaudited, in thousands, except percentage data):

	Three Months Ended
	September 30,
	2004	%*	2005	%*	Increase	%**
Product revenue:
Hardware	$9,021	77.5	$5,337	56.0	$(3,684)	(40.8)
Software	2,616	22.5	4,197	44.0	1,581	60.4

Total product revenue	11,637	100.0	9,534	100.0	(2,103)	(18.1)

Product cost of revenue	4,001	34.4	3,195	33.5	(806)	(20.1)

Product gross profit	$7,636	65.6	$6,339	66.5	$(1,297)	(17.0)

*	Denotes % of product revenue for the period

**	Denotes % change from 2004 to 2005

     The table below sets forth the changes in service revenue, service cost of revenue and service gross profit (unaudited, in thousands, except percentage data):

	Three Months Ended
	September 30,
					Increase
	2004	%*	2005	%*	(Decrease)	%**
Support and services	$2,180	100.0	$2,038	100.0	$(142)	(6.5)

Support and services cost of revenue	283	13.0	198	9.7	(85)	(30.0)

Support and services gross profit	$1,897	87.0	$1,840	90.3	$(57)	(3.0)

*	Denotes % of support and services revenue for the period

**	Denotes % change from 2004 to 2005
Revenue
     Software revenue increased from period to period as we have largely transitioned to Visual UpTime Select, which has unbundled software and hardware components. This trend may be particularly true throughout 2005 compared to 2004, where the full-year effect of Visual UpTime Select sales will be reflected in our operating results. Revenue related to Visual UpTime software was $0.5 million during the third quarter of 2004. No revenue related to Visual UpTime software was recorded during the third quarter of 2005. Revenue related to Visual UpTime Select software was $2.1 million and $4.2 million during the third quarter of 2004 and 2005, respectively.
     Hardware revenue decreased from period to period primarily due to the transition from Uptime to UpTime Select. In addition, hardware unit sales to AT&T and Sprint were lower primarily due to changes in procurement practices and inventory investment possibly as a result of pending consolidation in the telecommunications industry. Revenue related to Visual UpTime hardware was $6.2 million during the third quarter of 2004. Revenue related to Visual UpTime Select hardware was $2.8 million and $5.3 million during the third quarter of 2004 and 2005, respectively.
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
     Support and services revenue decreased from period to period due to decreased Visual IP Insight maintenance revenue of $0.1 million, down from $0.4 million during the third quarter of 2004 to $0.3 million during the third quarter of 2005, due to technical support contracts which were not renewed. Visual UpTime and Visual UpTime Select services were $1.7 million during the third quarter of 2004 and 2005.
     We expect that support and services revenue will follow the same trend as product revenue in the future.
Gross profit
     Gross profit and Product gross profit as a percentage of revenue increased from period to period as sales of high margin software increased as we have largely transitioned to Visual UpTime Select, which has unbundled hardware and software components.

Operating expenses
     The table below sets forth the changes in operating expenses (unaudited, in thousands, except percentage data):

	Three Months Ended
	September 30,
					Increase
	2004	%*	2005	%*	(Decrease)	%**
Operating expenses:
Research and development	$2,378	17.2	$2,045	17.7	$(333)	(14.0)
Sales and marketing	4,054	29.4	3,982	34.4	(72)	(1.8)
General and administrative	2,560	18.5	1,917	16.5	(643)	(25.1)

Total operating expenses	$8,992	65.1	$7,944	68.6	$(1,048)	(11.7)

*	Denotes % of total revenue for the period

**	Denotes % change from 2004 to 2005
     Research and development and general and administrative expense decreased from period to period primarily due to reduced employee compensation, including salaries and fringe benefits, as a result of the workforce reduction that occurred on April 6, 2005.
Other items
     The table below sets forth the changes in other items (unaudited, in thousands, except percentage data):

	Three Months Ended
	September 30,
					Increase
	2004	%*	2005	%*	(Decrease)	%**
Other expense	$—	—	$(125)	(1.1)	$(125)	(100.0)
Settlement of litigation	—	—	(725)	(6.3)	(725)	(100.0)
Gain on derivative liability	—	—	1,931	16.7	1,931	100.0
Interest income	36	0.3	46	0.4	10	27.8
Interest expense	(331)	(2.4)	(671)	(5.8)	(340)	(102.7)

*	Denotes % of total revenue for the period

**	Denotes % change from 2004 to 2005
     Other expense consisted of accelerated amortization of debt discount and debt issuance costs associated with the early repayment of $2.0 million of senior secured convertible debentures (“Debentures”) in 2005.
     Settlement of litigation related to the complete settlement of the pending lawsuit (Civil Action 04-CV-604 United States District Court for the District of Maryland) (the “Lawsuit”) brought by Paradyne and Zhone Technologies, Inc. (together, “Paradyne”) against us in which we have agreed to pay Paradyne a lump sum payment of $725,000 (see Note 5 of Notes to the Consolidated Financial Statements).
     Gain on derivative liability related to the revaluation of the derivative liability recorded in connection with the August 8, 2005 issuance of $10 million in senior secured convertible notes (the “2005 Notes”) in a private placement offering (see Note 4 of Notes to the Consolidated Financial Statements). On the issuance date of the 2005 Notes, our common stock price exceeded the conversion price specified in the 2005 Notes and a derivative liability of $1.9 million was recorded. At September 30, 2005, the conversion price exceeded the market price of our common stock and the derivative liability was revalued through earnings resulting in a gain of $1.9 million during the three months ended September 30, 2005.

     Interest expense increased from period to period due to fees associated with the repayment of the $4.0 million line of credit agreement (the “June 2005 Facility”) entered into on June 21, 2005 with Silicon Valley Bank (see Note 2 of Notes to the Consolidated Financial Statements). In the future, we anticipate quarterly interest expense of approximately $325,000 in connection with the 2005 Notes.
Nine months ended September 30, 2004 compared to nine months ended September 30, 2005
     The following table presents revenue by product line (unaudited, in thousands):

	Nine Months Ended
	September 30,
	2004	2005
UpTime:
Visual UpTime	$28,733	$936
Visual UpTime Select	7,761	30,595
IP InSight	1,876	1,016

Continuing products	38,370	32,547

Royalties	111	27

Total revenue	$38,481	$32,574

     The following table presents the software, hardware, and support and services revenue attributable to customers that individually represented more than 10% of our total revenue for each period presented (unaudited, in thousands):

	Nine Months Ended
	September 30,
	2004	2005
AT&T	$8,238	$8,550
SBC	5,633	*
Sprint	8,743	6,368
MCI	6,889	7,747
All other customers (each individually less than 10%)	8,978	9,909

Total revenue	$38,481	$32,574

*	Denotes less than 10% of total revenue for the period.
Revenue, cost of revenue, and gross profit
     The table below sets forth the changes in total revenue, cost of revenue and gross profit (unaudited, in thousands, except percentage data):

	Nine Months Ended
	September 30,
					Increase
	2004	%*	2005	%*	(Decrease)	%**
Revenue:
Hardware	$27,642	71.9	$13,835	42.5	$(13,807)	(49.9)
Software	4,282	11.1	12,739	39.1	8,457	197.5
Support and services	6,557	17.0	6,000	18.4	(557)	(8.5)

Total revenue	38,481	100.0	32,574	100.0	(5,907)	(15.4)

Cost of revenue:
Product	10,784	28.0	9,260	28.4	(1,524)	(14.1)
Support and services	825	2.2	607	1.9	(218)	(26.4)

Total cost of revenue	11,609	30.2	9,867	30.3	(1,742)	(15.0)

Gross profit	$26,872	69.8	$22,707	69.7	$(4,165)	(15.5)

*	Denotes % of total revenue for the period.

**	Denotes % change from 2004 to 2005.

     The table below sets forth the changes in product revenue, product cost of revenue and product gross profit (unaudited, in thousands, except percentage data):

	Nine Months Ended
	September 30,
	2004	%*	2005	%*	Increase	%**
Product revenue:
Hardware	$27,642	86.6	$13,835	52.1	$(13,807)	(49.9)
Software	4,282	13.4	12,739	47.9	8,457	197.5

Total product revenue	31,924	100.0	26,574	100.0	(5,350)	(16.8)

Product cost of revenue	10,784	33.8	9,260	34.8	(1,524)	(14.1)

Product gross profit	$21,140	66.2	$17,314	65.2	$(3,826)	(18.1)

*	Denotes % of product revenue for the period.

**	Denotes % change from 2004 to 2005.
     The table below sets forth the changes in service revenue, service cost of revenue and service gross profit (unaudited, in thousands, except percentage data):

	Nine Months Ended
	September 30,
					Increase
	2004	%*	2005	%*	(Decrease)	%**
Support and services	$6,557	100.0	$6,000	100.0	$(557)	(8.5)

Support and services cost of revenue	825	12.6	607	10.1	(218)	(26.4)

Support and services gross profit	$5,732	87.4	$5,393	89.9	$(339)	(5.9)

*	Denotes % of support and services revenue for the period.

**	Denotes % change from 2004 to 2005.
Revenue
     Software revenue increased from period to period as we have largely transitioned to Visual UpTime Select, which has unbundled software and hardware components. This trend may be particularly true throughout 2005 compared to 2004, where the full-year effect of Visual UpTime Select sales will be reflected in our operating results. Revenue related to Visual UpTime software was $0.9 million during the nine months ended September 30, 2004. No revenue related to Visual UpTime software was recorded during the nine months ended September 30, 2005. Revenue related to Visual UpTime Select software was $3.3 million and $12.6 million during the nine months ended September 30, 2004 and 2005, respectively.
     Hardware revenue decreased from period to period primarily due to the transition from Uptime to UpTime Select. In addition, hardware unit sales to SBC and Sprint were lower primarily due to changes in procurement practices and inventory investment possibly as a result of pending consolidation in the telecommunications industry. Revenue related to Visual UpTime hardware was $ 23.5 million and $0.9 million during the nine months ended September 30, 2004 and 2005, respectively. Revenue related to Visual UpTime Select hardware was $4.1 million and $12.9 million during the nine months ended September 30, 2004 and 2005, respectively.
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
     Support and services revenue decreased from period to period due to decreased Visual IP Insight maintenance revenue of $0.9 million, down from $1.8 million during the nine months ended September 30, 2004 to $0.9 million during the nine months ended September 30, 2005, due to technical support contracts which were not renewed. Visual UpTime and Visual UpTime Select services were $4.7 million and $5.1 million during the nine months ended September 30, 2004 and 2005, respectively.
     We expect that support and services revenue will follow the same trend as product revenue in the future.
Gross profit
     Gross profit on products as a percentage of revenue decreased from period to period as fixed overhead costs remained constant while revenue levels decreased.
Operating expenses
     The table below sets forth the changes in operating expenses (unaudited, in thousands, except percentage data):

	Nine Months Ended
	September 30,
					Increase
	2004	%*	2005	%*	(Decrease)	%**
Operating expenses:
Research and development	$7,439	19.3	$6,790	20.8	$(649)	(8.7)
Sales and marketing	11,826	30.7	11,947	36.7	121	1.0
General and administrative	7,012	18.3	5,817	17.9	(1,195)	(17.0)
Restructuring	—	—	716	2.2	716	100.0

Total operating expenses	$26,277	68.3	$25,270	77.6	$(1,007)	(3.8)

*	Denotes % of total revenue for the period.

**	Denotes % change from 2004 to 2005.
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
     Restructuring expense related to the April 6, 2005 announcement of a plan to realign our cost structure with an adjusted business model which reflects the changes within our distribution channels and the anticipated future revenue stream. The reorganization included a workforce reduction of approximately 25 employees throughout the Company. In connection with this plan, we recorded a restructuring charge of $716,000 during the three months ended June 30, 2005. The charge consisted primarily of employee termination costs, including severance and other benefits.

Other items
     The table below sets forth the changes in other items (unaudited, in thousands, except percentage data):

	Nine Months Ended
	September 30,
					Increase
	2004	%*	2005	%*	(Decrease)	%**
Other expense	$(262)	(0.7)	$(672)	(2.1)	$(410)	(156.5)
Settlement of litigation	—	—	(725)	(2.2)	(725)	(100.0)
Gain on derivative liability	—	—	1,931	5.9	1,931	100.0
Interest income	98	0.3	147	0.5	49	50.0
Interest expense	(1,089)	(2.8)	(1,291)	(4.0)	(202)	(18.5)

*	Denotes % of total revenue for the period.

**	Denotes % change from 2004 to 2005.
     Other expense increased from period to period due to accelerated amortization of debt discount and debt issuance costs associated with the early repayment of $9.0 million of Debentures during the nine months ended September 30, 2005 compared with the early repayment of $1.5 million of Debentures during the nine months ended September 30, 2004.
     Settlement of litigation related to the complete settlement of the lawsuit brought by Paradyne against us in which we have agreed to pay Paradyne a lump sum payment of $725,000.
     Gain on derivative liability related to the revaluation of the derivative liability recorded in connection with the August 8, 2005 issuance of the 2005 Notes in a private placement offering (see Note 4 of Notes to the Consolidated Financial Statements). On the issuance date of the 2005 Notes, our common stock price exceeded the conversion price specified in the 2005 Notes and a derivative liability of $1.9 million was recorded. At September 30, 2005, the conversion price exceeded the market price of our common stock and the derivative liability was revalued through earnings resulting in a gain of $1.9 million during the three months ended September 30, 2005.
     Interest expense increased from period to period due to fees associated with the repayment of the June 2005 Facility (see Note 2 of Notes to the Consolidated Financial Statements). This increase was offset by a decrease in interest expense associated with the lower outstanding Debentures balance throughout 2005 compared to 2004 as $9.0 million in Debentures were repaid throughout 2005.
Liquidity and Capital Resources
     We require substantial working capital to fund our business, particularly to finance inventories, accounts receivable, research and development activities, operating expenses and capital expenditures. Through September 30, 2005, we have financed our operations and capital expenditures primarily with the proceeds from our initial public offering (completed in February 1998), cash provided by operating activities, bank borrowings, and the proceeds from the issuance of the Debentures and the 2005 Notes. Our future capital requirements will depend on many factors, including the rate of future revenue growth, if any, and the acceptance of our Visual UpTime Select product suite by our customers. If cash provided by currently available sources is not sufficient, we will be required to further reduce our expenditures for operations and/or to seek additional capital through other means that may include additional borrowings and/or the sale of equity securities or the sale of assets. There can be no assurance that additional capital will be available, or available on terms that are reasonable or acceptable to us, and our business and financial condition may be materially and adversely affected. Based on our cash balance and our revenue and expense expectations, we believe that we will have sufficient cash to operate for at least the next twelve months.
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

     On August 8, 2005, we issued the 2005 Notes in a private placement offering (see Note 4 of Notes to the Consolidated Financial Statements). The 2005 Notes are due December 31, 2007 and bear interest at an annual rate of 5% payable semi-annually in cash. The 2005 Notes are secured by a first priority lien on all of our assets. The 2005 Notes may be converted initially into 6,896,552 shares of our common stock at the option of the holders at a price of $1.45 per share, subject to certain adjustments. The conversion price of the 2005 Notes will adjust in certain circumstances, including, among other things, if we issue additional shares of our common stock or other instruments convertible into our common stock at a price that is less than the then effective conversion price of the 2005 Notes. We can require conversion of the 2005 Notes into common stock if the closing bid price of our common stock equals or exceeds $3.75 (appropriately adjusted for any stock split, reverse stock split, stock dividend or other reclassification or combination of our common stock occurring after August 5, 2005) for a period of 20 consecutive days after August 8, 2006; provided, however, that we can require conversion of not more than 20% of the initial amount of outstanding 2005 Notes in any three-month period. We have registration obligations with respect to the common stock issuable upon conversion. The 2005 Notes are not convertible until our stockholders have approved the issuance of the shares of common stock issuable upon conversion of the 2005 Notes.
     Under the terms of the 2005 Notes, a number of events could trigger the note holders’ right to force early repayment of the outstanding principal plus accrued and unpaid interest owed under the 2005 Notes and any other remedy available under the 2005 Notes. Events constituting an event of default include:
•	failure to obtain stockholder approval for the issuance of shares of common stock issuable upon conversion of the 2005 Notes by December 6, 2005;

•	default by us on other indebtedness in an amount exceeding $100,000;

•	a final, non-appealable judgment or judgments rendered against us exceeding $250,000 in the aggregate;

•	failure to meet certain covenants as defined by the terms of the 2005 Notes;

•	bankruptcy of the Company; and

•	certain other failures by us to perform obligations under the 2005 Notes and/or the related agreements.
     The proceeds from the issuance of the 2005 Notes were used to repay in full (a) the outstanding $2.0 million of Debentures (see Note 3 of Notes to the Consolidated Financial Statements) and (b) the outstanding amounts under the June 2005 Facility, which terminated the June 2005 Facility (see Note 2 of Notes to the Consolidated Financial Statements). The remaining proceeds will be used for working capital and general corporate purposes. We do not have a prepayment right with respect to the 2005 Notes.
     At September 30, 2005, our principal source of liquidity was our existing balance of cash and cash equivalents of $10.3 million.
     Our operating activities consumed $3.0 million in cash and cash equivalents for the nine months ended September 30, 2005. The primary use of cash affecting operating activities was the $3.2 million net loss. Accounts payable and accrued expenses decreased $0.9 million primarily due to payments made during the nine months ended September 30, 2005 for bonus and commissions earned in 2004 as well as other payments for operations. These uses of cash were partially offset by the $1.5 million decrease in accounts receivable due to increased collections during the three months ended September 30, 2005.

     Our financing activities provided $2.4 million in cash and cash equivalents for the nine months ended September 30, 2005. The primary source of cash affecting financing activities was the $10.0 million in proceeds from the 2005 Notes. This was partially offset by the $9.0 million repayment of Debentures. We received $1.4 million for the exercise of stock options and issuance of common stock under the employee stock purchase plan.
     Future minimum payments at September 30, 2005 under the 2005 Notes and non-cancelable operating leases are as follows (in thousands):

	Debentures	Operating Leases
2005	$201	$406
2006	500	1,132
2007	10,500	1,161
2008	—	1,170
Thereafter	—	1,181

Total minimum payments	11,201	$5,050

Interest element of payments	(1,201)

Present value of future minimum payments	10,000
Unamortized debt discount	(1,813)

Total 2005 Notes	$8,187

     We have a subtenant occupying a portion of our office space under a sublease that expires in December 2005. This sublease runs co-terminus with our lease on that office space. Future minimum lease payments due from the sublessee are $0.1 million as of September 30, 2005.
     On October 4, 2005, we entered into a settlement agreement (the “October Settlement Agreement”) with Paradyne Corporation in connection with the lawsuit between the companies. Pursuant to the Agreement, we have agreed to a complete settlement of the lawsuit and to pay Paradyne a lump sum payment of $725,000 which has been accrued in the financial statements as of September 30, 2005. The parties filed a stipulation of dismissal with the court to dismiss the case with prejudice. On October 5, 2005, the court approved the dismissal of the lawsuit with prejudice. The October Settlement Agreement supersedes and renders null and void the settlement agreement between the parties dated as of March 11, 2005.
     We have commitments related to inventory purchased by certain suppliers on our behalf. If such inventory is not used within a specified period of time or we discontinue a product for which the suppliers have made purchases or we terminate a relationship with the supplier for which we have set minimum inventory requirements, we are required to purchase the excess inventory from the suppliers. Additionally, if we cancel a purchase order placed with a supplier, we may be subject to certain costs and fees. At September 30, 2005, anticipated demand exceeds the supply of inventory. As such, we do not have a liability recorded at September 30, 2005 for inventory purchase commitments.
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

     Revenue Recognition
     We recognize revenue from the licensing of software, the sale of hardware and the provision of support and other services. Our revenue recognition policies follow the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” and SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which summarizes existing accounting literature and requires that four criteria be met prior to the recognition of revenue. Our accounting policies regarding revenue recognition comply with the following required criteria (see Note 1 of Notes to Consolidated Financial Statements): 1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is probable. The third and fourth criteria may require us to make significant judgments or estimates, including the determination of the fair value of the undelivered elements of a sale. Historically, the revenue reserves that we have established relating to estimated returns associated with customer acceptance rights and price protection credits have been adequate. We have not provided any concessions or written off any accounts receivable relating to extended payment term arrangements. If we were to use new multiple element arrangements in our future sales efforts, a determination of the objective evidence of the fair value of the undelivered elements will be necessary and an inability to provide objective evidence could impact our ability to recognize revenue.
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
     Our primary sales and marketing strategy has predominantly revolved around sales to telecommunications service providers. We expect that a significant portion of future revenue will be attributable to sales of Visual UpTime Select to service providers. The loss of or substantial decrease in business from any one of our service provider customers, which together have historically provided a majority of our revenue, could result in a substantial loss of revenue that could have a material adverse effect on our business and results of operations. Business combinations, such as the prospective MCI-Verizon and AT&T-SBC mergers, would represent significant reductions in the number of our service provider channels. The impact that these combinations may have on our revenue is uncertain. Existing service provider customers are not easily replaced because of the relatively few participants in that market. High barriers to entry due to extraordinary capital requirements and the possibility that existing service providers may merge or fail may further reduce their numbers. Furthermore, the small number of network service providers means that the reduction, delay or cancellation of orders or a delay in shipment of our products to any one service provider customer could have a material adverse effect on our revenue in any given quarter. Our anticipated dependence on sizable orders from a limited number of service provider customers will make the relationship between us and each service provider critically important to our business. Furthermore, because our agreements do not contain minimum purchase requirements, there can be no assurance of significant business with our service provider customers on an ongoing basis. With the introduction of Visual UpTime Select, we anticipate that we will see growth in revenue from our value added reseller channel, although there can be no assurance that such growth will occur.
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

     Failure of our stockholders to approve the issuance of shares upon the conversion of the 2005 Notes or other events of default under the 2005 Notes may have an adverse effect on us.
     Certain Nasdaq marketplace rules require us to obtain stockholder approval of the issuance of shares of our common stock issuable upon conversion of the 2005 Notes. The 2005 Notes provide that it is an event of default thereunder if our stockholders do not approve the issuance of the shares upon conversion of the 2005 Notes on or prior to December 6, 2005. The 2005 Notes also provide for other events of default including default by the Company on other indebtedness in an amount exceeding $100,000; a final, non-appealable judgment or judgments rendered against the Company exceeding $250,000 in the aggregate; failure to meet certain covenants as defined by the terms of the 2005 Notes; bankruptcy of the Company; and certain other failures by the Company to perform obligations under the 2005 Notes and/or the related agreements. If an event of default occurs and is continuing under the 2005 Notes, the selling stockholders have the right to, among other things, declare all amounts under the 2005 Notes to be immediately due and payable and to realize on their collateral interest in our assets. If the selling stockholders demand repayment of the 2005 Notes, it is unlikely that we would be able to repay the 2005 Notes when due and, if we cannot obtain alternative financing or implement an alternative solution to address our cash flow needs, we may have to seek protection under federal bankruptcy laws. No assurance can be given that we would be able to find alternative financing on a timely basis on terms acceptable to us or at all.
     We rely on outsourced contract manufacturing services primarily from a new single provider.
     We have outsourced the manufacture of our hardware components to a single contract manufacturer, Plexus Services Corp. (“Plexus”). We derive a substantial portion of our revenue from the sale of our hardware components. The contract manufacturer could decide to tighten or eliminate our credit terms due to concerns about our perceived financial condition, suspend or fail to ship products, and increase prices due to our failure to meet volume expectations.
     On March 25, 2005, we received written notice from Celestica Corporation (“Celestica”), our former contract manufacturer, that Celestica has exercised its right to terminate the Agreement for Electronic Manufacturing Services dated March 1, 2000, between Visual Networks Operations, Inc. (“VNO”), our wholly-owned operating subsidiary, and Celestica (the “Services Agreement”). The effective date of termination of the Services Agreement was October 17, 2005.
     On June 6, 2005, VNO entered into a Professional Service Agreement (the “Agreement”) with Plexus. Pursuant to the Agreement, and beginning in September 2005, Plexus serves as our sole contract manufacturer and is responsible for the manufacture of our hardware appliances from prototype development through high-volume production. The initial term of the Agreement is three years and the Agreement shall be automatically renewed for successive one year terms unless either party terminates.
     The change in contract manufacturers, from Celestica to Plexus, could result in substantial production delays which could require us to pay substantially higher prices in order to complete delivery of customers’ orders, having a material adverse effect on our revenue and gross profit. In addition, the quality of Plexus’s product is unknown. If the quality of Plexus’s product does not meet our requirement, we may be required to pay substantially higher prices in order to complete delivery of customers’ orders, having a material adverse effect on our revenue and gross profit. We could also experience an increase in inventory levels during the transition from Celestica which could negatively affect our liquidity.

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
     The 2005 Notes in the amount of $10.0 million are convertible into shares of our common stock (see Note 4 of Notes to Consolidated Financial Statements). The 2005 Notes may be converted at any time by the investors into common stock of the Company at a conversion price of $1.45 per share, which, if fully converted, represents 6,896,552 shares of the Company’s common stock. The conversion price adjusts upon the occurrence of certain events including, among other things, the Company’s issuance of equity securities or securities convertible into equity securities of the Company at a price less than the conversion price then in effect. Substantial dilution to our common stockholders could result if the holders of the 2005 Notes convert the notes into common stock. The 2005 Notes are not convertible until the Company’s stockholders have approved the issuance of the shares of common stock issuable upon conversion of the 2005 Notes.
     In connection with the issuance of the 2005 Notes, which are convertible into equity at a lower price than the then-effective exercise price of the 2002 Warrants (see Note 3 of Notes to the Consolidated Financial Statements), the exercise price of the 2002 Warrants has been adjusted from $4.2755 per share to $3.8962 per share in accordance with their terms. The holders of the 2002 Warrants will also be entitled to an additional 80,691 number of warrants so the total outstanding number of 2002 Warrants will be increased to 909,552. The 2002 Warrants expire on March 25, 2006.
     We have an accumulated deficit of $476.3 million.
     Our net losses since 2000 have resulted in an accumulated deficit of $476.3 million at September 30, 2005. This accumulated deficit could affect our ability to raise equity financing, arrange bank or other debt financing or arrange credit from suppliers on reasonable or acceptable terms.

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
     If we are unable to recruit or retain skilled personnel, or if we lose the services of any of our key management personnel, our business, operating results and financial condition would be materially adversely affected
     Our future success depends on our continuing ability to attract, train, assimilate and retain highly skilled personnel. Competition for these employees is intense. We may not be able to retain our current key employees or attract, train, assimilate or retain other highly skilled personnel in the future. On April 6, 2005, we announced a plan to realign our cost structure with an adjusted business model which reflects the changes within our distribution channels and the anticipated future revenue stream. The reorganization included a workforce reduction of approximately 25 employees throughout the Company. This reduction in force could adversely impact our employee morale and our ability to attract and retain employees. Our future success also depends in large part on the continued service of key management personnel. If we lose the services of key personnel, or if we are unable to attract, train, assimilate and retain the highly skilled personnel we need, our business, operating results and financial condition could be materially adversely affected.
     Potential intellectual property litigation could have a significant detrimental effect on our business.
     If one or more third parties claim that our products infringe upon their intellectual property rights, whether the claims are valid or not, we may be forced to incur significant litigation expense, pay damages, delay product shipments, re-engineer our products or acquire licenses to the claimant’s intellectual property. We may be unable to develop non-infringing technology or obtain licenses on commercially reasonable terms. We expect that these claims may become more common as the number of products in the network management industry increases and the functionality of these products further overlaps. If a claimant is successful in a lawsuit arising from such a claim, it could have a material adverse effect on our business. Adverse publicity related to any intellectual property litigation also could harm (i) the sale of our products and damage our competitive position, (ii) the market for our common stock, and (iii) our ability to obtain capital, lines of credit or other borrowings on terms acceptable.
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
     Our sales cycles are relatively long because large enterprises, our target end-user market, frequently experience delays in making significant capital expenditures on complicated systems. For enterprise customers, our historical sales cycle has a median length of approximately five to six months. This extended cycle increases the risk that a potential customer might lower its capital expenditures or change product functionality requirements during the sales process. Because we are required to commit substantial sales and marketing resources during this extended time period without any assurance of consummating an eventual sale, we risk incurring significant expense without generating any associated revenue.
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
Item 3. Qualitative and Quantitative Disclosures About Market Risk
     On August 5, 2005, we entered into an agreement to issue debt in the form of the senior secured convertible notes (“2005 Notes”) discussed in Note 5 of Notes to Consolidated Financial Statements. The 2005 Notes will bear interest at a fixed annual rate of 5% and we will not have a right to prepay the notes prior to their maturity. Our investment policy restricts us to investing only in investment-grade securities, and we may be exposed to market risk from interest rate changes. A failure of these investment securities to perform at their historical levels could reduce the interest income realized by us.
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
Item 4. Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified within the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2005, and has concluded that there was no change that occurred during the quarterly period ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Pursuant to the terms of a confidential settlement agreement entered into on March 11, 2005 (the “March Settlement Agreement”) between Paradyne and VNO, Paradyne has agreed to dismiss its patent claims against Visual IP Insight. VNO has agreed to dismiss its unfair competition claim against Paradyne with respect to Visual IP Insight and pay royalties to Paradyne through the remaining life of Paradyne’s patents in the amount of 1% of revenue recognized by the Company from the licensing and distribution of Visual IP Insight. On March 15, 2005, the Maryland Court approved a Stipulation of Partial Dismissal submitted by the parties concerning the patent claims against Visual IP InSight and the unfair competition claim against Paradyne. All other claims remained outstanding.
     On October 4, 2005, VNO entered into a settlement agreement (the “October Settlement Agreement”) with Paradyne and Zhone Technologies, Inc. in connection with the pending lawsuit (the “Lawsuit”) between the companies in the United States District Court for the District of Maryland. Pursuant to the October Settlement Agreement, the Company and Paradyne have agreed to a complete settlement of the Lawsuit and the Company has agreed to pay to Paradyne a lump sum payment of $725,000 which has been accrued in the financial statements as of September 30, 2005. The parties filed a stipulation of dismissal with the court to dismiss the case with prejudice. On October 5, 2005, the court approved the dismissal of the Lawsuit with prejudice. The October Settlement Agreement supersedes and renders null and void the March Settlement Agreement between the parties.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit Number	Description
4.1*	Form of 5% Senior Secured Convertible Note Due December 31, 2007.

10.1*	Purchase Agreement dated as of August 5, 2005 by and among Visual Networks, Inc. and the investors set forth on the signature pages thereto.

10.2*	Registration Rights Agreement dated as of August 8, 2005 by and among Visual Networks, Inc. and the investors named in the Purchase Agreement.

10.3*	Pledge and Security Agreement dated August 8, 2005 by and among Visual Networks, Inc. and the grantors named therein.

10.4†	Services Agreement between Visual Networks Operations, Inc. and Mahindra-British Telecom Ltd. dated as of July 30, 2004.

10.4.1	Statement of Work between Visual Networks Operations, Inc. and Mahindra-British Telecom Ltd. dated as of July 30, 2004.

10.4.2	Amendment No. 1 to Services Agreement between Visual Networks Operations, Inc. and Mahindra-British Telecom Ltd. dated as of November 5, 2005.

31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i).2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the Company’s Registration Statement on Form S-3 (Commission File No. 33-128145).

†	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISUAL NETWORKS, INC.

By: /s/ Lawrence S. Barker
Lawrence S. Barker
President and Chief Executive
Officer

Date: November 9, 2005

By: /s/ Donald E. Clarke
Donald E. Clarke
Executive Vice President and Chief
Financial Officer

Date: November 9, 2005