Form 10-Q/A
period 2005-09-30
VISUAL NETWORKS INC
filed 2005-11-16
CIK 1000495

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the Registrant’s Common Stock, par value $.01 per share, as of November 7, 2005 was 34,777,472 shares.

Explanatory Note
     This Quarterly Report on Form 10-Q/A (Amendment No. 1) (the “Amendment”) is being filed by the Company to correct a typographical error in the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2005 (the “Original 10-Q”). Part II, Item 6 is being amended to re-file certain exhibits required as a result of the Amendment.

VISUAL NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q/A
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2005
TABLE OF CONTENTS

PART II. OTHER INFORMATION
Item 6. Exhibits	1
Signatures	2

PART II — OTHER INFORMATION
Item 6. Exhibits

Exhibit Number	Description
4.1*	Form of 5% Senior Secured Convertible Note Due December 31, 2007.

10.1*	Purchase Agreement dated as of August 5, 2005 by and among Visual Networks, Inc. and the investors set forth on the signature pages thereto.

10.2*	Registration Rights Agreement dated as of August 8, 2005 by and among Visual Networks, Inc. and the investors named in the Purchase Agreement.

10.3*	Pledge and Security Agreement dated August 8, 2005 by and among Visual Networks, Inc. and the grantors named therein.

10.4**†	Services Agreement between Visual Networks Operations, Inc. and Mahindra-British Telecom Ltd. dated as of July 30, 2004.

10.4.1**	Statement of Work between Visual Networks Operations, Inc. and Mahindra-British Telecom Ltd. dated as of July 30, 2004.

10.4.2**	Amendment No. 1 to Services Agreement between Visual Networks Operations, Inc. and Mahindra-British Telecom Ltd. dated as of November 5, 2005.

31(i).1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i).2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1$	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2$	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the Company’s Registration Statement on Form S-3 (No. 333-128145).

**	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2005.

†	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.
$	Previously furnished as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2005.

1

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISUAL NETWORKS, INC.
By:	/s/ Lawrence S. Barker
Lawrence S. Barker
President and Chief Executive Officer

Date: November 16, 2005

By:	/s/ Donald E. Clarke
Donald E. Clarke
Executive Vice President and Chief Financial Officer

Date: November 16, 2005

2